Form 10-K
period 2021-12-31
COSTAR GROUP, INC.
filed 2022-02-23
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐   No ☒

As of June 30, 2021, the aggregate market value of the common stock (based upon the closing price of the stock on the Nasdaq Global Select Market) of the registrant held by non-affiliates was approximately $28.7 billion. As of February 18, 2022, 394,987,704 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Report.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Report and make forward-looking statements in our other reports filed with the SEC, press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2022 and beyond, our possible or assumed future results of operations generally and other statements and information regarding assumptions or expectations about our revenues, revenue growth rates, gross margin percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-generally accepted accounting principles (“GAAP”) net income, non-GAAP net income per share, weighted-average outstanding shares, cash flow from operating activities, operating costs, capital and other expenditures, the current and future impacts of COVID-19 on our operations, our actions in response to the COVID-19 pandemic, key priorities for 2022, trends in customer behavior, legal proceedings and claims, legal costs, effective tax rate, product development and release, the anticipated benefits of completed or proposed acquisitions, the anticipated timing of acquisition closings and integrations, the anticipated benefits of cross-selling efforts, geographic and product expansion, planned service enhancements, expansion and development of our sales forces, planned sales and marketing activities and investments, investments in residential marketplace services and our residential marketplace strategy, the impact or results of sales and marketing initiatives, product integrations, elimination and de-emphasizing of services, net new sales, contract renewal rates, use of proceeds from equity and debt offerings, the use of proceeds of any draws under our $750 million credit facility (the “2020 Credit Agreement”), expectations regarding our compliance with financial and restrictive covenants in the 2020 Credit Agreement, employee relations, management’s plans, goals and objectives for future operations, sources and adequacy of liquidity and growth and markets for our stock. Sections of this Report which contain forward-looking statements include “Business,” “Risk Factors,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures” and the Consolidated Financial Statements and related Notes.

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: the effects of and uncertainty surrounding the COVID-19 pandemic, including the duration and magnitude of the COVID-19 pandemic, including the emergence of new strains, such as "Delta," "Omicron" and future variants, disruption of the international and national economy and credit markets; actions taken by governments, businesses and individuals in response to the COVID-19 pandemic such as office and other workplace closures, worker absenteeism or decreased productivity, quarantines, mass-transit disruptions or other travel or health-related restrictions; how quickly economies, including the real estate industry in particular, recover after the COVID-19 pandemic subsides; real estate market conditions; general economic conditions, both domestic and international, including the impacts of any international conflicts and uncertainty from the expected discontinuance of LIBOR and the transition to any other interest rate benchmarks; our ability to identify, acquire and integrate additional acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including Homesnap and Homes.com, on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; the risk that expected investments in acquired businesses, or the timing of any such investments, may change or may not produce the expected results; our ability to transition acquired service platforms to our model in a timely manner or at all; changes and developments in business plans or operations; theft of any personally identifiable information we, or the businesses that we acquire, maintain, store or process; any actual or perceived failure to comply with privacy or data protection laws, regulations or standards; any disruption of our systems, including due to any cyberattack or other similar event; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the real estate industry; customer retention; our ability to attract new clients and to sell additional services to existing clients; our ability to develop, successfully introduce and cross-sell new products or upgraded services in the United States (“U.S.”) and foreign markets; our ability to attract consumers to our online marketplaces; our ability to increase traffic on our network of sites; the success of our marketing campaigns in generating brand awareness and site traffic; our ability to protect and defend our intellectual property, including against unauthorized or unlicensed use of our services; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors and geographies; our ability to control costs; litigation or government investigations in which we become involved; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; expansion, growth, development or reorganization of our sales force; employee retention, including retention of employees of acquired businesses;

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

PART I

Item 1.    Business
In this report, the words “we,” “our,” “us,” “CoStar Group” or the “Company” refer to CoStar Group, Inc. and its direct and indirect wholly owned subsidiaries. This report also refers to our websites, but information contained on those sites is not part of this report.

CoStar Group, Inc., a Delaware corporation, founded in 1987, is a leading provider of online real estate marketplaces, information and analytics in the United States (“U.S.”) and United Kingdom (“U.K.”) based on the fact that we own and operate leading online marketplaces for commercial real estate and apartment listings in the U.S., based on the numbers of unique visitors and site visits per month; provide more information, analytics and marketing services than any of our competitors; offer the most comprehensive commercial real estate database available; and have the largest commercial real estate research department in the industry. We have created and compiled a standardized platform of information, analytics and online marketplace services where industry professionals and consumers of commercial real estate, including apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all commercial property types, including office, retail, industrial, multifamily, commercial land, mixed-use and hospitality. With our recent acquisitions of Homesnap, Inc., (“Homesnap”) and Homes Group, LLC (“Homes.com”) we also offer online platforms that manage workflow and marketing for residential real estate agents and brokers and provide residential property listings for homebuyers.

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific and Latin America. Our most recent strategic acquisitions include Homesnap® (acquired in December 2020); Homes.com® (acquired in May 2021) and Comreal Info, a French société par actions simplifiée ("BureauxLocaux"), the owner and operator of BureauxLocaux, a commercial real estate digital marketplace, in France (acquired in October 2021). See Notes 5 and 9 to the accompanying Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K for further discussion of these acquisitions.

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

Our standardized platform includes the most comprehensive proprietary database of commercial real estate information in the industry; the largest research department in the commercial real estate industry; proprietary data collection, information management and quality control systems; a large in-house product development team; a broad suite of web-based information, analytics and online marketplace services; a large team of analysts and economists; and a large, diverse base of clients. Our database has been developed and enhanced for more than 30 years by a research department that makes daily database updates. In addition to our internal efforts to grow the database, we have obtained and assimilated a number of proprietary databases. Our comprehensive commercial real estate database powers our information services, sources data used in our analytic services and provides content for most of our online marketplace services and our auction platform. Our ability to utilize the same commercial real estate information across our standardized platform creates efficiencies in operations and improves data quality for our customers.

We deliver our comprehensive commercial real estate information content to our North American and European customers primarily via an integrated solution of online service offerings that includes information about space available for-lease, comparable sales information, information about properties for-sale, tenant information, internet marketing services, analytical capabilities, information for clients’ websites, information about industry professionals and their business relationships, data integration and industry news. We also operate complementary online marketplaces for commercial and residential real estate listings and apartment rentals, as well as a commercial real estate auction platform. We strive to cross-sell our services to our customers in order to best suit their needs.

Information about our revenues, long-lived assets and total assets derived from and located in foreign countries is included in Notes 2, 3 and 14 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Revenues; net income before interest and other income (expense), income taxes, depreciation and amortization (“EBITDA”); and total assets and liabilities for each of our segments are set forth in Notes 3 and 14 of the Notes to the Consolidated Financial Statements. Information about risks associated with our foreign operations is included in “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K.

Our primary brands include CoStar®, Apartments.comTM, LoopNet®, STR®, Ten-X®, BizBuySell®, LandsofAmericaTM, Homes.com®., and Homesnap® Our services are accessible via the internet and through our mobile applications.

CoStar is our subscription-based integrated platform for commercial real estate intelligence, which includes information about office, industrial, retail, multifamily, hospitality and student housing properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news and market and lease analytical capabilities. CoStar is our largest service offering in our North America and International operating segments.

Apartments.com is the flagship brand in our network of apartment marketing sites, which also includes ApartmentFinder.comTM, ForRent.com®, ApartmentHomeLiving.comTM, WestsideRentals.com®, AFTER55.com®, CorporateHousing.comTM, ForRentUniversity.com®, Apartamentos.comTM, which is our apartment-listing site offered exclusively in Spanish, and Off Campus Partners, which provides student housing marketplace content and powers off campus housing sites for many universities across the U.S. Our apartment marketing network of subscription-based advertising services provides property owners, professional property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. Our apartment marketing network draws on and leverages our multifamily database, which contains detailed information on apartment properties and is designed to meet renter preferences and demands, in order to drive traffic to those sites and attract advertisers who prefer to advertise on heavily trafficked apartment websites. Our network of apartment marketing sites provides a comprehensive selection of rentals, information on actual availabilities and rents and in-depth data on neighborhoods, including restaurants, nightlife, history, schools and other facts important to renters. To help renters find the information that meets their needs, our sites also offer innovative search tools such as the PolygonTM Search tool, which allow renters to specifically define the area in which they want to find an apartment and Plan Commute tools, which allow renters to search property listings that meet their transportation needs. We also offer complementary services to the rental industry, including the ability for renters to apply for rentals online and for landlords to receive applications, screen tenants and process rental payments and lease renewals.

LoopNet is the flagship brand in our network of commercial real estate marketing sites, which also includes CityFeet.com®, Showcase.com®. Our LoopNet online marketplace enables commercial property owners, landlords and real estate brokers working on their behalf to advertise properties for-sale or for-lease and to submit detailed information about property listings. Commercial real estate brokers, buyers and tenants use LoopNet extensively to search for available property listings that meet their criteria. LoopNet offers unique, subscription-based advertising solutions for different segments within the industry and delivers value across its constituent networks. The LoopNet network leverages CoStar’s commercial real estate database to provide in-depth and accurate information across all commercial property types, including office, industrial, retail, multifamily, specialty, health care, hospitality, sports and entertainment, land and residential. Investors and tenants are also able to consume industry news developed by our in-house editorial team.

The acquisitions of Homes.com and Homesnap enabled us to expand our offerings to the residential for sale market. Homes.com is a homes for sale listings site. Homesnap is an online and mobile software platform that provides subscription-based access to applications that manage residential real estate agent workflow and marketing campaigns delivered on third-party platforms. Homesnap also receives transaction-based revenue for short-term advertising delivered on third-party platforms. In October 2021, Homesnap reached an agreement to create, maintain and market a consumer-facing search website and mobile app for the Real Estate Board of New York's Residential Listing Service. Homesnap will provide a custom version of its platform, branded as Citysnap™, specifically for the five boroughs of New York City. Our residential team is creating new and improved tools to help agents promote their residential listings, connect with buyers and sellers and streamline their daily workflow.

Ten-X operates an online auction platform for commercial real estate. Our platform provides brokers, sellers, and buyers access to data-driven technology and marketing tools to expand market visibility and decrease time to close. The platform allows brokers and sellers to onboard assets, evaluate the results of complimentary marketing campaigns and follow up on pre-qualified leads. Buyers can search for properties that meet their investment goals and are given access to market analysis and due diligence documents.

Our BizBuySell® services, which include BizQuest® and FindaFranchise, provide an online marketplace for businesses and franchises for-sale. Our LandsofAmerica services, which include LandAndFarm® and LandWatch.com®, provide an online marketplace for rural lands for-sale and are also accessible via our Land.com domain.

We also provide other services that complement those offered by our primary brands. These include: real estate and lease management technology solutions, lease administration, transaction and project management and lease accounting, through our CoStar Real Estate Manager service offerings; market research, consulting and analysis, portfolio and debt analysis and management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics service offerings; and benchmarking and analytics for the hospitality industry through our STR offerings.

Our services are typically distributed to our clients under subscription-based license agreements that typically renew automatically, a majority of which have a term of at least one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual platform usage or number of paid clicks. Depending on the type of service, contract rates are generally based on the number of sites, number of users, organization size, the client's business focus, the client's geographic location, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. Our transaction-based services primarily consist of auction fees from our Ten-X online auction platform for commercial real estate, which are generally calculated as a percentage of the final sales price for the commercial real estate property sold and recognized as revenue upon the successful closure of an auction. We generally see higher sales of Apartments.com listing services during the peak summer rental season and higher CoStar sales towards the end of the year, however sales fluctuate from year-to-year and revenue is not generally seasonal because our services are typically sold on a subscription basis.

Expansion and Growth

Acquisitions

We have expanded and continue to expand the coverage and depth of our information, analytics and online marketplace services. In addition to organic growth, we have grown our business through strategic acquisitions. On May 24, 2021, we acquired Homes.com. On October 1, 2021, we acquired Comreal Info, the owner and operator of BureauxLocaux, a leading commercial real estate digital marketplace in France. We continue to integrate our recent acquisitions and the services they offer into our CoStar network. See Notes 5 and 9 to the accompanying Notes to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K for further discussion of these acquisitions.

Development, Investments and Expansion

We plan to continue to invest in our business and our services, evaluate strategic growth opportunities and pursue our key priorities as described below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, while we continue to monitor the economic impacts of the COVID-19 pandemic and manage our response. We are committed to supporting, improving and enhancing our information, analytics and online marketplace solutions, including expanding and improving our offerings for property owners, property managers, brokers, agents, buyers, commercial tenants and residential renters and homebuyers. We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services and expand and develop supporting technologies for our research, sales and marketing organizations. We reevaluate our priorities on a regular basis and may reevaluate our priorities as the COVID-19 pandemic continues to evolve.

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

We have invested in the expansion and development of our field sales force to support the growth and expansion of our company and our service offering and plan to continue to invest in, evaluate and strategically position our sales force as we continue to develop and grow. In addition, we continue to invest in marketing our services, as well as in our research operations to support continued growth of our information and analytics offerings to meet the growing content needs of our clients. We plan to continue to utilize multi-channel marketing campaigns and to work to determine the optimal level of marketing investments for our services for future periods. While we believe the investments we make in our business create a platform for growth, those investments may reduce our profitability and adversely affect our near-term financial position.

Industry Overview

The market for real estate information and analysis is vast based on the variety, volume and value of transactions related to real estate. Each transaction has multiple participants and multiple information requirements and in order to facilitate transactions, industry participants must have extensive, accurate and current information and analysis. Members of the real estate and related business community require daily access to current data such as space availability, properties for-sale, rental units available, rental rates, vacancy rates, tenant movements, sales comparables, supply, new construction, absorption rates and other important market developments to carry out their businesses effectively. Market research (including historical and forecast conditions) and applied analytics are instrumental to the success of industry participants. There is a strong need for an efficient marketplace, where real estate professionals can exchange information, evaluate opportunities using standardized data and interpretive analyses and interact with each other on a continuous basis.

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

We believe that consumers expect accurate, actionable and comprehensive apartment rental information. Our apartment ILS websites include renter-focused features like the ability to filter search results according to various criteria (e.g., commute time to work); professional images of the properties, including immersive videos and 3-D interactive models; custom neighborhood profiles; and tenant reviews. Our network of apartment listing websites draws on our multifamily database and includes researched and verified information. We proactively gather information on available rentals to improve the accuracy of the listings on our apartment ILS websites, including real time unit-level availability, current pricing and rent specials. We have continually invested in our network to improve the features and services offered to property managers and website users. Recent additions include: dynamic lead forms that provide more information about prospective residents, making rent trends information publicly available, free digital ad retargeting and integrated online rental solutions, including lease applications with tenant credit and background checks. We believe that we have created and maintain easily searchable apartment ILS websites with a comprehensive selection of rentals, information on actual rental availabilities and rents and in-depth data on neighborhoods, as well as easy to use and actionable tools for the rental process.

We believe that consumers expect accurate, actionable and comprehensive homes for sale information in a platform that allows collaboration between homebuyers and agents. Our residential websites include homebuyer-focused features like the ability to filter search results according to various criteria (e.g., home features, view and lot type), review rankings of nearby schools and tools to educate consumers on the home buying process. We plan to develop original, media rich content of neighborhoods, schools, parks and condominium buildings' amenities and common areas to supplement information in agent listings. We are designing tools to facilitate collaboration between homebuyers and agents.

CoStar’s Comprehensive Database

We have spent more than 30 years building and acquiring databases of commercial real estate information, which includes information on leasing, sales, comparable sales, tenants and demand statistics, as well as digital images. This highly complex database is comprised of hundreds of data fields, tracking such categories as location, site and zoning information, building characteristics, space and unit availability, tax assessments, ownership, sales and lease comparables, space requirements, number of retail stores, number of listings, mortgage and deed information, for-sale and for-lease listings, income and expense histories, tenant names, lease expirations, contact information, historical trends, demographic information and retail sales per square foot. The database also includes building photographs, aerial photographs, 3-D virtual tours, plat maps and floor plans.

CoStar Research

Research Department. Our research professionals undergo an extensive training program so that we can maintain consistent research methods and processes throughout our research department. Our researchers collect and analyze commercial real estate information through phone calls, e-mails and additional research methods including field inspections, public records review, news monitoring and third-party data feeds. We have also set up direct feeds from larger apartment sites and have put in place an automated system that compiles information sourced from the internet in order to provide the most up-to-date information on rental availabilities.

Our researchers are responsible for maintaining the accuracy and reliability of our database information, training our clients to use CoStar Group products and handling their customer service questions, creating a "one touch" approach to customer care. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, many of these professionals routinely take the initiative and proactively report available space and transactions through our online tool, which we refer to as our Marketing Center, or directly to our researchers.

Our field research effort includes physical inspection of properties in order to research new availabilities, find additional property inventory, new construction, collect tenant information, verify existing information, photograph properties and create high quality videos of interior spaces (including walk-through videos and 3-D virtual tours), amenities and exterior features of properties. We utilize high-tech, field research vehicles primarily within North America and Europe. A significant majority of these vehicles are customized, energy efficient hybrid cars that are equipped with computers, Global Positioning System tracking software, high resolution digital cameras and handheld laser instruments to precisely measure buildings and geo-code and position them on digital maps. Each vehicle uses wireless technology to track and transmit field data. A typical site inspection of a commercial property consists of photographing the building, measuring the building, geo-coding the building, capturing “for-sale” or “for-lease” sign information, counting parking spaces, assessing property condition and construction and gathering tenant information. Field researchers also canvass properties, collecting tenant data suite-by-suite. We also utilize a low-flying airplane and a fleet of drones to conduct aerial research of commercial real estate. We place researchers on the low-flying aircraft to scout additional commercial developments and take aerial photographs and videos. Our U.S. drone operators are Federal Aviation Administration certified and trained to capture aerial photographs and videos.. Our drone operators in the U.K. and Canada are certified and trained to Civil Aviation Authority and Transport Canada standards with a permission for commercial operations pending.

We plan to leverage our capabilities developed from our extensive commercial real estate research efforts to produce original, media rich content of neighborhoods, schools, parks and condominium buildings' amenities and common areas for our residential products using professional photographers and fleets of drones to conduct aerial research of residential real estate.

Data and Image Providers. We license a small portion of our data and images from public record providers and third-party data sources. Licensing agreements with these entities allow us to use a variety of commercial real estate information, including property ownership, tenant information, demographic information, maps, aerial photographs and 3-D virtual apartment tours of apartment communities, all of which enhance various of our services. These license agreements generally grant us a non-exclusive license to use the data and images in the creation and supplementation of our information, analytics and online marketplaces.

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

Proprietary Technology

Our information technology professionals focus on developing new services and features for our customers, improving and maintaining existing services, integrating our current services, securing our comprehensive database of commercial real estate information and delivering research automation tools that improve the quality of our data and increase the efficiency of our research analysts.

Our information technology team is responsible for developing, improving and maintaining our information, analytics and online marketplace services. Our information technology team is also responsible for developing the infrastructure necessary to support our business processes, comprehensive database of commercial real estate information, analytics and online marketplaces and extensive image library. The team implements technologies and systems that introduce efficient workflows and controls designed to increase the production capacity of our research teams and improve the quality of our data. Over the years, the team has developed data collection and quality control mechanisms that we believe are unique within the commercial real estate industry. The team continues to develop and modify our enterprise information management system that integrates our sales, research, field research, customer support and accounting information. We use this system to maintain our commercial real estate research information, manage contacts with the commercial real estate community, provide research workflow automation and conduct daily automated quality assurance checks. In addition, our information technology team has also developed fraud-detection technology to detect and prevent unauthorized access to our services. To supplement the measures we take to prevent misuse of our information, we added state of the art adaptive authentication technology to the login process of our CoStar product.

Our information technology professionals maintain the servers and network components necessary to support our services and research systems. Our core services are delivered from multiple data centers and cloud-based computing platforms to support uninterrupted service for our customers and are continually monitored to ensure fast and reliable customer access, to protect against unauthorized intrusions and to detect vulnerabilities.

Our comprehensive data protection policy provides for use of secure networks, strong passwords and dual factor authentication systems, encrypted data fields, end to end encryption, endpoint detection and response systems and services, security information and event management systems, off-site storage, cloud services, end user and developer security training, multilayered anti-phishing malware and spam protections and other protective measures in an effort to ensure the availability and security of all core systems.

Services

Our portfolio of information, analytics and online marketplaces is branded and marketed to our customers and marketplace end users. Our services are primarily derived from a database of building-specific information and offer customers specialized tools for accessing, analyzing and using our information. Over time, we have enhanced and expanded, and we expect to continue to enhance and expand, our existing information, analytics and online marketplace services. We have developed and we expect to continue to develop additional services leveraging our database to meet the needs of our existing customers as well as potential new categories of customers.

Our principal information, analytics and online marketplace services are described in the following paragraphs:

CoStar

CoStar is our subscription-based integrated platform for commercial real estate intelligence, which includes information about office, industrial, retail, multifamily, hospitality and student housing properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news and market and lease analytical capabilities. CoStar is delivered through desktop, mobile and other internet-connected devices to our subscribers primarily in our North American and European markets and contains the following tools and features.

•CoStar Property® provides a comprehensive inventory of office, industrial, retail, multifamily, hospitality and student housing properties and land. We also provide for-lease and for-sale listings, historical data, property analytics, building photographs, demographics, maps and floor plans. Commercial real estate professionals use this tool to identify available space for-lease, evaluate leasing and sale opportunities, value assets and position properties in the marketplace. Our clients also use this feature to analyze market conditions by calculating current vacancy rates, absorption rates or average rental rates, and forecasting future trends based on user selected variables with powerful map-based search & reporting capabilities.

•Lease Comps and Analysis provides subscribers with comprehensive data on CoStar researched lease transactions and a software tool to capture, manage and maintain their own user-entered lease data, and provides subscribers the ability to analyze this combined lease dataset from an aggregate analytic perspective and generate various reports. In addition, subscribers can incorporate their own data to perform in-depth lease analyses and share those analyses with other subscribers or non-subscribers. This tool can be used to produce an understandable cash flow analysis as well as key metrics about any proposed or existing lease. It combines financial modeling with CoStar’s comprehensive property information, enabling the subscriber to compare lease alternatives, either from a landlord or tenant perspective.

•CoStar COMPS® is a robust database of comparable commercial real estate sales transactions and is designed for professionals who need to research property comparables, identify market trends, expedite the appraisal process and support property valuations. This feature offers subscribers numerous fields of property information, access to support documents (e.g., deeds of trust) for new comparables, demographics and the ability to view for-sale properties alongside sold properties plotted on a map, aerial image or in a table format.

•CoStar Tenant® is a detailed online business-to-business prospecting and analytics tool providing commercial real estate professionals with the most comprehensive commercial real estate-related tenant information available in our North American markets. CoStar Tenant profiles tenants occupying space in commercial buildings and provides updates on lease expirations - one of the service’s key features - as well as occupancy levels, growth rates and numerous other facts. This allows users to target prospective clients quickly through a searchable database that identifies only those tenants meeting certain criteria.

•Market Analytics provides owners, investors, brokers, property managers, lenders, appraisers and other commercial real estate professionals the ability to view and report on aggregated market and submarket trends, including leasing, vacancy, rental rates, construction, investment sales activity and overall economic conditions that affect commercial real estate markets. Market Analytics covers all major real estate sectors including office, industrial, retail, multifamily, hospitality and student housing, and provides quantitatively driven and economist curated forecasts of supply, demand, vacancy and rent at the submarket level, and job growth and asset pricing at the market level.

•Public Record provides access to a searchable database of commercially-zoned parcels in the U.S. Users can search for property attributes, sale transaction, loan, lien and tax assessments information. Information in this module is sourced from numerous counties and jurisdictions that provide this data for ownership, title and property tax assessment purposes.

Information Services

We provide real estate and lease management technology solutions, including lease administration, lease accounting and abstraction services, through our CoStar Real Estate Manager® service offerings, as well as portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics® service offerings. We also provide benchmarking and analytics for the hospitality industry both on a subscription basis and an ad hoc basis. We earn revenue on ad hoc transactions as reports or data are delivered to the customer. We provide information services internationally, through our Grecam, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively.

•CoStar Real Estate Manager is a real estate lease administration, portfolio management and lease accounting compliance software solution designed for corporate real estate managers, company executives, financial accounting directors, business unit directors, brokers and project managers. CoStar Real Estate Manager helps users connect real estate initiatives with company strategic goals, streamline portfolio operations, reduce occupancy costs with analytics that track location performance against targets and maximize location performance through proactive portfolio management. Additionally, the software is used to help companies manage their lease accounting compliance and reporting requirements.

•CoStar Risk Analytics is a trusted partner to many of the largest commercial real estate lenders and commercial mortgage-based securities ("CMBS") market participants, providing timely data, advanced analytics, time proven models and extensive experience to support regulatory examinations, risk management and strategic decision making. The CoStar Risk Analytics COMPASS credit default model has been used by commercial real estate lenders, CMBS participants and regulators for over 15 years to estimate required loss reserves, stress test portfolios, generate risk ratings, calculate capital adequacy, underwrite loans, target lending opportunities and price CMBS bonds. Our clients rely on CoStar Risk Analytics for model validations and reporting to support regulatory examinations. Additionally, CoStar Risk Analytics solutions connect client loan and CMBS loan portfolios to CoStar’s industry leading commercial real estate data, research, analytics and the COMPASS credit model, updated daily, for more informed decision making, portfolio strategy and surveillance. Clients of CoStar Risk Analytics solutions include many of the largest banks, life insurance companies, asset managers, hedge funds, government agencies and regulators.

•STARTM Reports provide hospitality benchmarking, measuring a hotel’s performance against a self-selected aggregated competitive set. These confidential data reports enable customers to understand their market position based on trends and indices. Reports are provided on a monthly, weekly or daily basis and provide insights about key metrics such as occupancy, average daily rate (ADR) and revenue per available room (RevPAR). STAR Reports are only available to industry participants who provide us with data -- typically hotel brands, third party management companies and owners. We offer ad hoc reports with a customizable data set providing aggregated hotel performance data for a bespoke set of hotels or standardized industry segments (e.g. market or submarket).

Multifamily

Apartments.com™, the flagship brand of our network of apartment marketing sites, provides a variety of ad packages and enhancements that allow property managers and owners to fully showcase their apartment community through increased exposure and interactions that allow renters to view, engage and connect with the community. Apartments.com also provides tools to facilitate the rental process, including online tenant applications with background and credit checks and rental payment processing. The Apartments.com network consists of numerous other apartment marketing sites, including:

•ApartmentFinder® provides lead generation, advertising and internet marketing solutions to property managers and owners through its main site, ApartmentFinder.com.

•ForRent.com provides digital advertising through a network of four multifamily websites - which includes ForRent.com, AFTER55.com, CorporateHousing.com and ForRentUniversity.com.

•ApartmentHomeLiving.com provides renters with another national online apartment rental resource that showcases apartments for rent with official prices, pictures, floor plans and detailed information on each apartment.

•Apartamentos.com provides Spanish speaking renters with an online apartment rentals resource offered exclusively in Spanish, with the same primary features found on Apartments.com.

•Westside Rentals® specializes in Southern California real estate rentals.

•Off Campus Partners provides student housing marketplace content and technology to U.S. universities, simplifying the off-campus housing search process for universities, property managers and students.

LoopNet

Our LoopNet network of commercial real estate websites offer subscription-based online marketplace services that enable commercial property owners, landlords and real estate brokers working on their behalf to advertise properties for sale or for lease and to submit detailed information about property listings. Commercial real estate brokers, buyers and tenants use the LoopNet network of online marketplace services to search for available property listings that meet their criteria.

LoopNet Premium Lister® is designed for commercial real estate professionals and other customers who seek the broadest possible exposure for their listings, access to leads lists and advanced marketing and searching tools. LoopNet Premium Lister provides subscribers with the ability to market their listings to all LoopNet.com visitors, as well as numerous other features. LoopNet Premium Lister is available for a quarterly or annual subscription.

LoopNet Diamond, Platinum and Gold Ads are designed for commercial real estate professionals and other customers who seek the broadest possible exposure for their listings, access to leads lists and advanced marketing and searching tools. These LoopNet Ads provide subscribers with full access to three of the industry’s top commercial real estate marketplaces, LoopNet, CityFeet.com and Showcase.com, as well as retargeting across a network of prominent sites including the Wall Street Journal, Forbes and Bloomberg. LoopNet Ads are available for a six-month or annual subscription.

Our international subscription-based online marketplaces are Realla in the United Kingdom and BureauxLocaux in France, which was acquired on October 1, 2021. These marketplaces provide listings of commercial property for rent and for sale across the United Kingdom and France ranging from traditional offices, serviced offices, co-working spaces, hot-desks, retail locations, industrial units, leisure, hotels and warehousing.

Residential

Homes.com is a residential advertising and marketing services company that we acquired on May 24, 2021, primarily operating through its portal, Homes.com.

Homesnap is an online and mobile software platform that provides subscription-based access to applications that manage residential real estate agent workflow and marketing campaigns delivered on third-party platforms. Homesnap also receives transaction-based revenue for short-term advertising delivered on third-party platforms.

Other Marketplaces

Ten-X operates an online auction platform for commercial real estate. Our platform provides brokers, sellers, and buyers access to data-driven technology and marketing tools to expand market visibility and decrease time to close. The platform allows brokers and sellers to onboard assets, evaluate the results of complimentary marketing campaigns and follow up on pre-qualified leads. Buyers can search for properties that meet their investment goals and are given access to market analysis and due diligence documents.
LandsofAmericaTM, LandAndFarmTM and LandWatch® LandsofAmerica.com, LandAndFarm.com and LandWatch.com are leading online marketplaces for rural land for-sale. Sellers pay a fee to list their land for-sale, and interested buyers can search the respective sites' listings for free. The LandsofAmerica.com, LandAndFarm.com and LandWatch.com websites are also accessible via our Land.com domain.

BizBuySell, BizQuest and FindaFranchise BizBuySell.com, BizQuest.com and FindaFranchise.com are leading online marketplaces for operating businesses and franchises for-sale. Business sellers pay a fee to list their operating businesses for-sale, and interested buyers can search the respective sites' listings for free. The BizBuySell, BizQuest and FindaFranchise Franchise Directories allow interested business buyers to search hundreds of franchise opportunities, and franchisors can list their availabilities in the directory on a cost per lead basis.

Clients

We draw clients from across the real estate and related business community, including real estate brokers, agents, owners, developers, landlords, property managers, financial institutions, retailers, vendors, appraisers, investment banks, government agencies and other parties involved in real estate. For the years ended December 31, 2021, 2020 and 2019, no single client accounted for more than 5% of our revenues.

Sales and Marketing

Our overall sales strategy is to provide optimal service to our existing customers, attract new clients and cross-sell the numerous solutions we offer. Our sales teams sell multiple products and are primarily located in field sales offices throughout the U.S., with others in Canada, the U.K., Spain, France and Germany. Our inside sales teams are largely based in Washington, DC and Richmond, Virginia. Our inside sales professionals actively work lead lists, prospect for new customers and perform in-person and virtual product demonstrations to convey the multiple solutions we offer.

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

We actively manage client accounts with frequent meetings, product trainings and updates on new enhancements to our solutions. In 2021, we successfully implemented a number of important sales initiatives, focused on selling our products to brokers, property owners and lenders in the U.S. This focus will continue in 2022.

Our primary marketing methods include: in person and virtual service demonstrations; targeted paid digital marketing; retargeting and social media marketing; direct marketing such as email; communication via our corporate website, campaign-specific websites and news services; participation in virtual trade shows and industry events; Company-sponsored events; client referrals; content marketing including webinars, seminars and white papers and other product-specific company newsletters distributed via email to our clients and prospects.

Comprehensive digital marketing and direct marketing are effective means for us to find prospective clients. Our digital marketing efforts include Search Engine Optimization, targeted paid advertising with major search engines, social media and display advertising on commercial real estate industry news and business websites and mobile applications and our direct marketing efforts include television, radio, out-of-home ads, direct mail and email and, when applicable, make extensive use of our unique, proprietary database. Once we have identified a prospective client, our most effective sales method is a service demonstration. We use various forms of integrated marketing and advertising to build brand awareness, brand identity and reinforce the value and benefits of our services.

We also sponsor and attend local in person and virtual association activities and events, including events for commercial real estate brokers, residential real estate agents, property owners, investors and retail and financial services institutions and attend or exhibit at virtual industry trade shows and conferences to reinforce our relationships with our core user groups.

To generate brand awareness and site traffic for the Apartments.com network of rental websites, we utilize a multi-channel marketing campaign featuring television and radio ads, online and digital advertising impressions, streaming audio and podcasts, social media, email, public relations and news articles, out-of-home and paid search marketing, all of which are reinforced with substantial Search Engine Optimization efforts. We plan to continue to utilize these marketing methods to generate brand awareness and site traffic for the Apartments.com network and have implemented similar marketing strategies for LoopNet and Ten-X. To generate brand awareness and site traffic for our residential products, we utilize digital advertising impressions, social media and paid search marketing, all of which are reinforced with Search Engine Optimization efforts. We will continue to work to determine the optimal level of marketing investment for each of these services for future periods.

Our CoStar U.K. sales force continues to grow our existing client base and train users on the product enhancements we release. In Canada, our sales representatives focus on targeting brokers, owners and lender prospects for subscribing to our suite of products.

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

Competition

The market for information, analytics and online marketplaces generally is competitive and extremely dynamic. In the commercial real estate, apartment rentals and home for sale industries, we believe the principal competitive factors affecting these services and providers are:

•Quality and depth of the underlying databases;
•Quality and quantity of leads and, for multifamily, leases delivered;
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

We compete directly and indirectly for customers with the following categories of companies:

•Online marketing services, internet listing services, mobile software applications or data exchanges targeted to commercial real estate brokers, buyers and sellers of commercial real estate properties, insurance companies, mortgage brokers and lenders, such as Reed Business Information Limited and its Estates Gazette and Radius Data Exchange products, SquareFoot, officespace.com, Brevitas, Catylist & Commercial Exchange (part of Moody's), Altus Group & Commercial Property Search (part of Reonomy), Digsy, Quantum Listing, RealNex MarketPlace, Rofo, CIMLS, CompStak, Rightmove, Yardi (CommercialEdge), CREXi, TotalCommercial.com, DebtX, Real Capital Markets, VTS, TenantBase and Spacelist;

•Publishers and distributors of information, analytics and marketing services, including regional providers and national print publications, such as CBRE Economic Advisors, Marshall & Swift, REIS Network (part of Moody's), Real Capital Analytics, Real Capital Markets, Reonomy, Yardi Matrix, RealPage and its Axiometrics business, Altus Insight and Altus RealNet (Canada);

•Search engines, internet listing services and mobile software applications featuring apartments for rent, such as Google, Bing, Facebook Marketplace, ApartmentGuide.com, Rent.com, Rentals.com, Zillow Rentals, Trulia Rentals, StreetEasy, HotPads.com, MyNewPlace.com, Zumper, Craigslist, ApartmentList.com, Move.com, Realtor.com, RentCafe.com, RentHop, RentBerry, ApartmentRatings, Nooklyn, Home Finder and Rentable;

•Search engines, internet listing services and mobile software applications featuring homes for sale, such as Google, Bing, Facebook Marketplace, Zillow, Trulia, Redfin, Realtor.com, Move.com, Craigslist, RealtyTrac, MLS.com, Home Finder, For Sale by Owner and Auction.com, as well as agent marketing platforms and workflow providers;

•Hospitality benchmarking and analytics services, such as Lodging Econometrics, Kalibri Labs, Amadeus, HotStats and Shigi Group (SnapShot);

•Online and mobile software application providers in the residential real estate industry, including Zillow, Redfin, Realtor.com and Rocket Mortgage, as well as agent marketing platforms and workflow providers;

•In the commercial real estate market, locally controlled real estate boards, exchanges or associations sponsoring commercial property listing services and the companies with whom they partner, such as Catylist, the National Association of Realtors, CCIM Institute, Society of Industrial and Office Realtors, the Commercial Association of Realtors Data Services and AIR CRE;

•Real estate portfolio management software solutions, such as Cougar Software, MRI Software, Altus, RealPage, AppFolio and SiteCompli;

•Real estate lease management and administration software solutions, such as Accruent, Tririga, Manhattan Software, Tango Analytics, Lease Accelerator, Visual Lease, Sequnetra, Lease Harbor and AMT Direct;
•Commercial real estate auction platforms such as CREXi, Marketplace, by RealINSIGHT and RCM Lightbox.

•In-house research departments operated by commercial real estate brokers; and

•Public record providers.

As markets for information, analytics and online marketplaces develop, additional competitors (including companies which could have greater access to data, financial, product development, technical, analytic or marketing resources than we do) may enter a market and competition may intensify. For example, a company like Google, which has a far-reaching web presence and substantial data aggregation capabilities, could enter the commercial real estate marketing arena. A company like Zillow, which already has a presence in residential real estate and the apartment rentals industry, could use its resources to further expand in the online apartment rentals industry creating greater competition among internet listing services for the marketing budgets of property managers and property owners. While we believe that we have successfully differentiated ourselves from existing competitors, current or future competitors could materially harm our business. We may also enter markets where incumbent players have greater name recognition and resources, creating challenges as we work to expand.

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

We maintain U.S. and international trademark registrations for CoStar Group’s core service names and proactively file U.S. and international trademark applications covering our new and planned service names. We have federally registered trademarks covering our brands and services including CoStar®, CoStar Property®, CoStar COMPS®, CoStar Lease Analysis®, LoopNet®, Showcase.com®, CityFeet.com®, Apartments.com, Lands of America, Ten-X®, Homesnap® and Homes.com®, among many others. In the U.S., trademarks are generally valid as long as they are in use and have not been found to be generic. We consider our trademarks in the aggregate to constitute a valuable asset.

In addition, we maintain a patent portfolio that protects certain of our systems and methodologies. We currently have four patents in Canada, which expire in 2035 (1 patent) and 2036 (3 patents), covering, among other things, certain features of our field research methodologies and user interface features, and thirteen patents in the U.S. which expire in 2022 (2 patents), 2025 (1 patent), 2032 (2 patents), 2036 (3 patents), 2037 (4 patents) and 2038 (1 patent), covering, among other things, certain features of our field research methodologies and user interface feature. We regard the rights protected by our patents as valuable to our business, but do not believe that our business is materially dependent on any single patent or portfolio of patents as a whole.

Human Capital Resources

As of January 31, 2022, we employed 4,742 employees. U.S-based employees represent approximately 89% of the overall employee population, followed by 9% in European, Asia-Pacific and Latin American countries and 2% in Canadian provinces. None of our employees are represented by a labor union. We have experienced no work stoppages. As is common with many German companies, employees in our German subsidiary, Thomas Daily GmbH, have elected five fellow employees to form a Works Council, which represents our employees at the location. The Works Council has certain co-determination rights and rights to receive information from us and engage us in discussions under applicable law. BureauxLocaux, in France, has a Social and Economic Committee, which is an employee representative body.

Our human resources and recruiting team works in partnership with business leaders, using a robust to attract a diverse slate of candidates to fill vacancies and contribute to our growth, including our Careers page on our corporate website, employee referral program, social media and digital platforms, direct outreach, partnerships with commercial real estate industry groups and universities and specific partnerships and programs. The development and retention of our employees is critical to our success. To support career development, we offer on-demand and in-person training programs to new hires, managers and leaders. We also offer a mentoring program, which pairs employees seeking mentorship with more experienced colleagues.

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

We provide competitive pay and benefits to attract and retain high quality talent. In addition to base salaries, compensation may include annual bonuses, commissions and equity awards. Employees may also participate in an Employee Stock Purchase Plan and a 401(k) Plan with a company match. Our comprehensive set of health and wellness benefits are affordable, high quality and valuable to employees and their families. Employees have multiple choices for health plans, access to vision and dental benefits and may participate in our employee wellness program as well as our employee assistance program. Additional benefits include paid time off, parental bonding leave, college savings benefits, tuition reimbursement, company-subsidized commuter benefits and access to mental health, tax and legal services.

We consider the health and wellbeing of our employees, clients and communities to be our top priority during the COVID-19 pandemic. We adopted new policies and procedures to ensure safety, which currently include requirements for mask wearing in the office and when coming into contact with the community. We provide personal protective equipment for all employees, including face coverings, hand sanitizer, antibacterial surface sanitizer and other protective equipment as needed. In addition, our office space workstations have been redesigned and upgraded to allow for six feet of social distancing between them and include physical barrier shielding. HVAC systems in our offices have been upgraded with enhanced filtration, increased fresh air intake and ultraviolet lighting disinfection. We have also made a significant investment in commercial grade air filtration equipment and monitor air quality in majority of our office locations. Finally, all high contact surfaces in our offices are cleaned multiple times during the day and deep cleaned each night. We hosted four on-site COVID-19 vaccination clinics for our employees and their family members during 2021, and we established an HR Concierge service to coordinate COVID-19 vaccinations for employees outside of our major office locations. We also provide free COVID-19 PCR and antibody testing for our employees and their immediate household family members.

Available Information

Our investor relations internet website is http://www.costargroup.com/investors. The reports we file with or furnish to the Securities and Exchange Commission, including our annual report, quarterly reports and current reports, as well as amendments to those reports, are available free of charge on our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Item 1A.    Risk Factors

Risks related to our business

Our revenues and financial position will be adversely affected if we are not able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our information, analytics and online marketplace services. Our subscription-based services generate the largest portion of our revenues. Our revenue may not grow, or could decrease, if we cannot attract new customers, continue to keep our cancellation rate low and continue to sell new services to our existing customers. We may not be able to continue to grow our customer base, keep the cancellation rate low or sell new services to existing customers as a result of several factors, including, without limitation: economic pressures; the business failure of current clients; customer decisions that they do not need our services or to use alternative services; customers’ and potential customers’ budgetary constraints; consolidation in the real estate and/or financial services industries; data quality; technical problems; competitive pressures; or devaluation of the local currencies of international customers relative to the U.S. dollar which impairs the purchasing power of such customers. We compete against many other real estate information, analytics and marketing service providers for business. If clients cancel services or decide not to renew their subscription agreements and we do not sell new services to our existing clients or attract new clients, then our renewal rate, net new sales and revenues may decline or fail to meet expectations.

We may not be able to successfully develop and introduce new or upgraded information, analytics and online marketplace services that are attractive to our users and advertisers or successfully combine or shift focus from current services with less demand, which could decrease our revenues and our profitability. Our future business and financial success will depend on our ability to continue to anticipate the needs of customers and potential customers and to successfully introduce new and upgraded services, including services that make our marketplaces useful for users and attractive to advertisers. To be successful, we must be able to quickly adapt to changes in the industry, as well as rapid technological changes by continually enhancing our information, analytics and online marketplace services. As a result, we must continually invest resources in research and development to improve the appeal and comprehensiveness of our services and effectively incorporate new technologies.

Developing new services and upgrades to services, as well as integrating and coordinating current services, imposes heavy burdens on our systems department, product development team, management and researchers. The processes are costly and our efforts to develop, integrate and enhance our services may not be successful. In addition, launching and selling a new or upgraded service puts additional strain on our sales and marketing resources. If we are unsuccessful in obtaining greater market share or in obtaining widespread adoption of new or upgraded services, we may not be able to offset the expenses associated with the development, launch and marketing of the new or upgraded service, which could have a material adverse effect on our financial results. For example, to generate brand awareness and site traffic for our marketplaces, we have and will continue to invest significant resources in multi-channel marketing campaigns. If these marketing campaigns do not increase brand awareness, site traffic and/or revenues, the cost of these campaigns could have an adverse effect on our financial results.

In addition, as we integrate acquired businesses, we continue to assess which services we believe will best meet the needs of our customers. If we eliminate or phase out a service and are not able to offer and successfully market and sell an alternative service, our revenue may decrease, which could have a material adverse effect on our results of operations.

We may not be able to compete successfully against existing or future competitors in attracting advertisers, which could harm our business, results of operations and financial condition. We may not be able to compete successfully against existing or future competitors in attracting advertisers, which could harm our business, results of operations and financial condition. We compete to attract advertisers. Our competitors may have greater brand recognition or more direct sales personnel than we have and may generate more web traffic than we do, which may provide them with competitive advantages. To compete successfully for advertisers, we must continue to invest resources in developing our advertising platform and proving the effectiveness and relevance of our advertising services. Pressure from competitors seeking to acquire a greater share of our advertisers’ overall marketing budget could adversely affect our pricing and margins, lower our revenue and increase our research and development and marketing expenses. If we are unable to compete successfully against our existing or future competitors, our business, results of operations or financial condition could be adversely affected.

A downturn or consolidation in the real estate industry may decrease customer demand for our services. The real estate market may be adversely impacted by many different factors, including lower than expected job growth or job losses resulting in reduced real estate demand; reduced real estate demand due to increased remote work policies; rising interest rates and slowing transaction volumes due to the impact of the COVID-19 pandemic or otherwise that negatively impact investment returns; excessive speculative new construction in localized markets resulting in increased vacancy rates and diminished rent growth; and unanticipated disasters and other adverse events such as slowing of the growth in the working age population resulting in reduced demand for all types of real estate. A downturn in the real estate market, including as a result of a decline in leasing activity and absorption rates may affect our ability to generate revenues and may lead to more cancellations by our current or future customers, either of which could cause our revenues or our revenue growth rate to decline and reduce our profitability. A depressed real estate market has a negative impact on our core customer base, which could decrease demand for our information, analytics and online marketplaces. Also, companies in this industry may consolidate, often in order to reduce expenses. Consolidation, or other cost-cutting measures by our customers, may lead to cancellations of our information, analytics and online marketplace services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which could cause our revenues to decline and reduce our profitability. If cancellations, reductions of services and failures to pay increase, and we are unable to offset the resulting decrease in revenues by increasing sales to new or existing customers, our revenues may decline or grow at lower rates.

If we are unable to hire qualified persons for, or retain and continue to develop, our sales force, or if our sales force is unproductive, our revenues could be adversely affected. In order to support revenues and revenue growth, we need to continue to develop, train and retain our sales force. Our ability to build and develop a strong sales force may be affected by a number of factors, including: our ability to attract, integrate and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number and different types of services; our ability to manage effectively an outbound telesales group; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; our ability to effectively structure our sales force; and our ability to effectively manage a multi-location sales organization, including field sales personnel. If we are unable to hire qualified sales personnel and develop and retain our sales force, including sales force management, or if our sales force is unproductive, our revenues or growth rate could decline and our expenses could increase. We may face additional challenges in hiring employees in an increasingly competitive job market.

Our internal and external investments may place downward pressure on our operating margins. To increase our revenue growth, we continue to invest in our business, including internal investments in product and content development to expand the breadth and depth of services we provide to our customers and external investments in sales and marketing to generate brand awareness. Our operating margins may experience downward pressure in the short term as a result of these investments. Furthermore, our investments may not produce the expected results. If we are unable to successfully execute our investment strategy, we may experience decreases in our revenues and operating margins.

We may be unable to increase awareness of our brands, including CoStar, LoopNet, Apartments.com, BizBuySell, LandsofAmerica, STR, Ten-X, Homes.com and Homesnap, which could adversely affect our business. We rely heavily on our brands, which we believe are key assets of our company. Awareness and differentiation of our brands are important for attracting and expanding the number of users of, and subscribers to, our online marketplaces, such as LoopNet, the Apartments.com network of rental websites, our Homes.com and Homesnap residential marketplaces, CoStar Showcase and the Land.com network of rural lands for-sale. We expect to continue to invest significantly in sales and marketing in 2022 as we seek to grow the numbers of users of, subscribers to and advertisers on, our marketplaces. Our methods of advertising may not be successful in increasing brand awareness or, ultimately, be cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brands, or if we are unable to recover our marketing and advertising costs through increased usage of our services and increased advertising on our websites, our business, results of operations and financial condition could be adversely affected.

If internet search engines do not prominently feature our websites on the search engine results page, traffic to our websites would decrease and, if we are unable to maintain or increase traffic to our marketplaces, our business and operating results could be adversely affected. Our ability to generate revenues from our marketplace business depends, in part, on our ability to attract users to our websites. Google, Bing, DuckDuckGo and other internet search engines drive traffic to our websites, including CoStar.com, the Apartments.com network of rental websites, the LoopNet.com network of commercial real estate websites, Ten-X.com, our Homes.com and Homesnap residential marketplaces, the BizBuySell.com network of business for-sale websites and the Land.com network of land for-sale websites. For example, when a user enters in a search query for an apartment building name or address into an internet search engine, the internet search engine’s ranking of our Apartments.com webpages will determine how prominently such webpages are displayed on the search engine results page. Our ability to maintain prominent search result rankings and positioning is not entirely within our control. Our competitors’ Search Engine Optimization (SEO) and Search Engine Marketing (SEM) efforts may result in webpages from their websites receiving higher rankings than the webpages from our websites. Internet search engines could revise their algorithms and methodologies in ways that would adversely affect our search result rankings. Internet search engine providers could form partnerships or enter into other business relationships with our competitors resulting in competitors’ sites receiving higher search result rankings. Internet search engines are increasingly placing alternative search features (such as featured snippets, local map results and other immersive experiences) on the search engine results page above or more prominently than search engine results. If our search result rankings are not prominently displayed, traffic to our websites may decline which could slow the growth of our user base. Our websites have experienced fluctuations in search result rankings in the past and we anticipate similar fluctuations will occur in the future. If we experience a material reduction in the number of users directed to our websites through internet search engines or otherwise fail to maintain or increase traffic to our marketplaces, our ability to acquire additional subscribers or advertisers and deliver leads to and retain existing subscribers and advertisers could be adversely affected. As a result, our business, results of operations and financial condition could be adversely affected. Our marketing expenses may increase in connection with our efforts to maintain or increase traffic to our websites. Increases in our operating expenses could negatively impact our operating results if we are unable to generate more revenues through increased sales of subscriptions to our marketplace products.

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

If real estate professionals or other advertisers reduce or cancel their advertising spending with us and we are unable to attract new advertisers, our operating results would be harmed. Our marketplace businesses, including LoopNet, the Apartments.com network of rental websites, our residential brands including Homes.com and Homesnap and the Land.com network of rural lands for-sale, depend on advertising revenues generated primarily through sales to persons in the real estate industry, including property managers and owners and other advertisers. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:

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

If we are not able to successfully identify, finance, integrate and/or manage costs related to acquisitions, our business operations and financial position could be adversely affected. We have expanded our markets and services in part through acquisitions of complementary businesses, services, databases and technologies, and expect to continue to do so in the future. Our acquisition strategy depends on our ability to identify, and the availability of, suitable acquisition candidates. We are likely to incur costs in connection with proposed acquisitions, but may ultimately be unable or unwilling to consummate any particular proposed transaction for various reasons. For example, in 2021, the FTC withheld approval for our proposed acquisition of RentPath, the purchase agreement was subsequently terminated and we incurred a termination fee of $52 million. We are also likely to incur severance costs and other integration costs post-acquisition. Costs in connection with acquisitions and integrations may be higher than expected and could adversely affect our financial condition, results of operation or prospects of the combined business. In addition, acquisitions involve numerous risks, including risks that we will not be able to realize or capitalize on synergies created through combinations; manage the integration of personnel and products or services; manage the integration of acquired infrastructure and controls; control potential increases in operating costs; manage geographically remote operations; maintain management’s attention on other business concerns and avoid potential disruptions in ongoing operations during an acquisition process or integration efforts; successfully enter markets and sectors in which we have either limited or no direct experience, including foreign markets whose practices, regulations or laws may pose increased risk; and retain key employees, clients or vendors and other business partners of the acquired companies. We may not successfully integrate acquired businesses or assets and may not achieve anticipated benefits of an acquisition, including expected synergies.  For example, we may be unable to fully integrate Homesnap, Homes.com and BureauxLocaux with CoStar when and as expected.

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

External factors, such as compliance with laws and regulations and shifting market preferences, may also impact the successful integration of an acquired business. An acquired business could strain our system of internal controls and diminish its effectiveness. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt and substantial amortization expenses of other intangible assets. We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions, making it impossible or more costly to complete future acquisitions. If we are able to obtain financing, the terms may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time consuming and costly to obtain or may be denied, as in the case of RentPath. If regulatory approval is obtained, the terms of any such approval may impose limitations on our ongoing operations or require us to divest assets or lines of business. If regulatory approval is denied, we may incur significant, additional costs payable to an acquisition target as a result of failure to close the transaction. For example, we incurred a termination fee of $52 million in connection with termination of the RentPath purchase agreement. Significant break-up fees incurred in the future may adversely affect our results of operation and financial condition.

As a result of our acquisitions, we had approximately $2.8 billion of goodwill and intangibles as of December 31, 2021. Future acquisitions may increase this amount. If we are required to recognize goodwill and intangibles impairment charges in the future, this would negatively affect our financial results in the periods of such charges, which may reduce our profitability.

Our actual or perceived failure to comply with privacy laws and standards could adversely affect our business, financial condition and results of operations. We depend on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients and vendors. We collect, use and disclose personally identifiable information, such as names, addresses, phone numbers and email addresses. We collect, store and use biometric data and sensitive or confidential transaction and account information. We also collect personal information from tenants and landlords, including social security numbers, birthdates and financial information to facilitate the apartment rental application and payment process between a renter and property manager. As a result, we are subject to a variety of state, national and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data, including the Fair Credit Reporting Act, the General Data Protection Regulation ("GDPR") and California Consumer Privacy Act ("CCPA"). These laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. For example, the GDPR introduced new data protection requirements in the EU and imposes substantial fines for breaches of the data protection rules. The GDPR increased our responsibility and liability in relation to personal data that we process. The CCPA expands the rights of California residents to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Other states have adopted, or are considering enacting, similar laws. Any failure or alleged failure to comply with privacy or data protection laws could lead to government enforcement actions and significant penalties against us, and could materially adversely affect our reputation, business, financial condition, cash flows and results of operations. Compliance with any of the foregoing laws and regulations can be costly, can delay or impede the development of new products, and may require us to change the way we operate.

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

Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business and financial condition. As stated above, our business involves the collection, storage, processing and transmission of customers’ personal data. We also collect, store and process employee personal data. An increasing number of organizations, including large merchants, businesses, technology companies and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications and infrastructure.

The techniques used to obtain unauthorized, improper or illegal access to a target's systems, data or customers' data, disable or degrade services, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated, may be difficult to detect quickly and often are not recognized or detected until after they have been launched against a target. We expect that unauthorized parties will continue to attempt to gain access to or disrupt our systems or facilities through various means, including hacking into our systems or facilities or those of our customers or vendors, or attempting to fraudulently induce (for example, through spear phishing attacks or social engineering) our employees, customers, vendors or other users of our systems into disclosing user names, passwords, or other sensitive information, which may in turn be used to access our information technology systems. Numerous and evolving cybersecurity threats, including advanced and persisting cyberattacks, phishing and social engineering schemes, could compromise the confidentiality, availability and integrity of the data in our systems. Our efforts to prevent, detect and respond to data security incidents, may not be effective. Further, the security measures and procedures our customers, vendors and other users of our systems have in place to protect sensitive consumer data and other information may not be successful or sufficient to counter all data breaches, cyberattacks or system failures.

Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches, and third parties may be able to access our customers’ or employees’ personal or proprietary information that is stored on or accessible through those systems. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, system errors or vulnerabilities or other irregularities. Actual or perceived breaches of our security could result in any of the following, among other things, any of which could adversely affect our business and results of operations:

•Interrupt our operations;
•Result in our systems or services being unavailable;
•Result in improper disclosures of data;
•Result in improper payments;
•Materially harm our reputation and brands;
•Result in significant regulatory scrutiny and legal and financial exposure;
•Cause us to incur significant remediation costs;
•Lead to loss of customer confidence in, or decreased use of, our products and services;
•Divert the attention of management from the operation of our business; and
•Result in significant contractual penalties or other payments as a result of third-party losses or claims.

In addition, any cyberattacks or data security breaches affecting companies that we acquire or our customers or vendors (including data center and cloud computing providers) could have similar negative effects on our business. For example, in December 2020, we became aware that one of our vendors providing IT infrastructure management software, SolarWinds Corporation, had been compromised by cyberattacks. As of December 22, 2020, we had implemented the fully patched versions of the SolarWinds software and we took additional measures to block internet connectivity to and from all SolarWinds' Orion servers. Although we have not identified any compromise of our IT systems due to the use of SolarWinds software to date, we continue to monitor our network for any potential impact related to the SolarWinds cyberattack. Similarly, we are regularly exposed to vulnerabilities in widely deployed third-party software that we use in the ordinary course of business, such as the recently identified Log4J vulnerability. While this vulnerability did not have a material adverse effect on our operations, it and similar incidents require us to devote time and resources to remediation on a regular basis. Notwithstanding our efforts, there can be no assurance that vulnerabilities in widely deployed software will not materially harm our business. Any breach of our security measures or the loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, including the potential loss or disclosure of such information or data as a result of the SolarWinds cyberattack, could result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. The coverage under our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

Technical problems or disruptions that affect either our customers’ ability to access our services, or the software, internal applications, database and network systems underlying our services, could damage our reputation and lead to reduced demand for our information, analytics and online marketplace services, lower revenues and increased costs. Our business, brands and reputation depend upon the satisfactory performance, reliability and availability of our websites, the internet and our service providers. Interruptions in these systems, whether due to system failures, computer viruses, software errors, physical or electronic break-ins, or malicious hacks or attacks on our systems (such as denial of service attacks or use of malware), could affect the security and availability of our services on our mobile applications and our websites and prevent or inhibit users' access to our services. Our operations also depend on our ability to protect our databases, computers and software, telecommunications equipment and facilities against damage from potential dangers such as fire, flood, power loss, security breaches, computer viruses, telecommunications failures, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events.

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

We are planning to undertake a large infrastructure project to build out our campus in Richmond, Virginia, the costs of which could impact our financial condition and results of operations. In December 2021, we announced our plans to expand our research and technology center in Richmond, Virginia. These plans will require significant capital expenditures over the next several years and our business plans may change. Future changes in growth or fluctuations in cash flow may also negatively impact our ability to finance this project. Additionally, actual capital expenditures could vary materially from our projected capital expenditures, which could negatively impact our business, operating results and financial condition. If we are provided with any grants, tax credits, abatements or other incentives related to this expansion effort and do not meet requirements associated with those incentives, we may not be able to benefit from those incentives, which could cause the cost of the project to be significantly more than anticipated or significantly increase our taxes above what we currently expect. We are currently considering financing options and may finance construction with cash on hand. Use of cash on hand to finance construction would reduce the amount of cash available for other corporate uses and could also reduce our ability to meet our scheduled debt service obligations or to meet the covenants required to borrow additional funds under our 2020 Credit Agreement. Any of the foregoing may adversely affect our financial position and results of operations.

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

Our operating results and revenues are subject to fluctuations and our quarterly financial results may be subject to market cyclicality, each of which could negatively affect our stock price. The real estate market may be influenced by general economic conditions, economic cycles, seasonality and many other factors, which in turn may impact our financial results. The different sectors of the large and fragmented industry, such as office, industrial, retail, multifamily, single family and others, are influenced differently by different factors, and have historically moved through economic cycles with different timing. As such, it is difficult to estimate the potential impact of economic cycles and conditions or seasonality from year-to-year on our overall operating results. We generally see higher sales of Apartments.com listing services during the peak summer rental season and higher CoStar sales towards the end of the year, however sales fluctuate from year-to-year and may fluctuate more widely when there are changes in general economic conditions or the industry, such as changes resulting from the COVID-19 pandemic. In addition, we generally incur greater marketing expenses during the second quarter, which coincides with the peak season for apartment rentals. The timing of widely observed holidays and vacation periods, particularly slowdowns during the end-of-year holiday period, and availability of real estate agents and related service providers during these periods, could significantly affect our quarterly operating results during that period. If we are unable to adequately respond to economic, seasonal or cyclical conditions, our revenues, expenses and operating results may fluctuate from quarter to quarter. Our operating results, revenues and expenses may fluctuate for many reasons, including those described in this paragraph and below and elsewhere in this Annual Report on Form 10-K:

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

Our business depends on retaining and attracting highly capable management and operating personnel. Our success depends in large part on our ability to retain and attract management and operating personnel, including our President and Chief Executive Officer, Andrew Florance, and our other officers and key employees. Our business requires highly skilled technical, sales, management, web product and development, marketing and research personnel, who are in high demand and are often subject to competing offers. To retain and attract key personnel, we use various measures, including employment agreements, awards under a stock incentive plan and incentive bonuses for key employees. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of Mr. Florance or other key officers or employees. We experienced an increase in turnover as we returned nearly all our workforce to the office. We may face additional challenges in retaining employees in an increasingly competitive job market.

Changes in tax laws, regulations or fiscal and tax policies or the manner of their interpretation or enforcement could adversely impact our financial performance. New laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business. In addition, from time to time, U.S. and foreign tax authorities, including state and local governments consider legislation that could increase our effective tax rate. For example, the U.S. Congress has advanced a variety of tax legislation proposals, and while the final form of any legislation is uncertain, the current proposals, if enacted, could have a material effect on our effective tax rate.

Our business and results of operations have been and may be, and our financial condition may be, impacted by the COVID-19 pandemic and such impact could be materially adverse and continue for an unknown period of time. The COVID-19 pandemic has created significant economic volatility, uncertainty and disruption around the world. The extent to which COVID-19 will further impact our business, operations and financial results, including the duration and magnitude of such impact, is uncertain and will depend on numerous rapidly evolving factors that we cannot accurately predict including, among others:

•The length and severity of the pandemic, including new variants;
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
•Our clients’ ability to pay for our services and solutions and our ability to collect payment for services provided; and
•The pace and extent of economic recovery following the COVID-19 pandemic, including recovery in the real estate industry in particular.

The demand for office space could decrease significantly as businesses implement hybrid or all work from home arrangements in response to employee desire for more flexibility, which may lead to a downturn in the commercial real estate market. A depressed commercial real estate market would have a negative impact on our core customer base, which could impact our customers’ ability to subscribe and pay for our services and reduce demand for our services. Reduced demand and increased cancellations could cause our revenues or our revenue growth rates to decline and reduce our profitability. As a result of COVID-19 and its impact on global economic conditions, including the real estate industry, towards the end of the first quarter and in the first two months of the second quarter of 2020, we saw an increase in customer requests for cancellations or suspensions, a reduction in new customer sales, failures to pay and delays in payments of amounts owed to us. We may see additional requests as current economic conditions cause customers to reduce expenses and prolong the decision-making time before purchasing third party services, which may lead to fewer of our services being purchased or service cancellations. The extent and duration of any future continued weakening of the economy is unknown, and there can be no assurance that any of the governmental or private sector initiatives designed to strengthen the economy will be successful or available to us and our customers and, if successful, when the benefits will be seen.

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

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted in ways that make it more difficult for us to comply. We are required to comply with payment card industry security standards. Failing to comply with those standards may violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors. Any failure to comply also may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that such compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, cardholders and transactions.

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

Effective trademark, trade secret, patent and copyright protection may not be available in every country in which we provide our services. The laws of certain countries do not protect proprietary rights to the same extent as the laws of the U. S. and, therefore, in certain jurisdictions, we may be unable to protect our intellectual property and our proprietary technology adequately against unauthorized third-party copying or use, which could harm our competitive position. This risk will increase as we continue to expand our business into new international jurisdictions.

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

If we are unable to obtain or retain listings from real estate brokers, agents, property owners and apartment property managers, our marketplace services, could be less attractive to current or potential customers, which could reduce our revenues. The value of our real estate marketplace services to our customers depends on our ability to increase the number of property listings provided and searches conducted. As the number of listings increases, so does the utility of a marketplace's search, listing and marketing services. We depend substantially on brokers, agents, property owners and, in the case of apartment rentals, property managers to submit listings to our marketplaces. If these parties choose not to continue their listings with us, or choose to list them with a competitor, our marketplace services could be less attractive to other real estate industry transaction participants, resulting in reduced revenue.

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

The economic effects of “Brexit” may affect relationships with existing and future customers and could have an adverse impact on our business and operating results. On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” On January 31, 2020, the U.K. officially withdrew from the E.U., beginning a transition period of negotiations between the British government and the E.U. and other governments. On December 24, 2020, the E.U. and the U.K. announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues. The impact of Brexit, the December 2020 post-Brexit agreement and the future relationship between the E.U. and the U.K., including terms not addressed in the December 2020 agreement, remain uncertain. Such uncertainty could cause political and economic uncertainty in the U.K. and the rest of Europe, which could harm our business and financial results. In particular, Brexit caused and could continue to cause significant volatility in global equity markets, currency exchange rates and other asset prices, including those related to real property. Brexit may also lead to divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, and compliance with those laws and regulations may be cumbersome, difficult or costly. Further, Brexit may lead other E.U. member countries to consider referendums regarding their E.U. membership. We cannot yet predict the future implications of Brexit, including whether it could increase our cost of doing business or otherwise adversely affect our financial condition or results of operations. The impact to us from Brexit may affect not only our U.K. operations but operations in other parts of the E.U.

Risks related to our indebtedness

We have a significant amount of indebtedness, which could decrease our flexibility and adversely affect our business, financial condition and results of operations. As of December 31, 2021, we had approximately $1 billion of Senior Notes outstanding and an additional approximately $750 million available to be drawn under the 2020 Credit Agreement. There can be no assurance that our future cash flows will be sufficient to make payments of interest or principal on the Senior Notes or any amounts due and payable under the 2020 Credit Agreement. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all, and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Furthermore, we may incur substantial additional indebtedness, including secured indebtedness, and if we incur additional indebtedness or other liabilities, the related risks that we face could intensify.

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

Our borrowings under the 2020 Credit Agreement will carry a variable interest rate based on the Euro Interbank Offered Rate (“EURIBOR”) or the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. The U.K. authority that regulates LIBOR announced that it will not compel banks to submit rates for the calculation of LIBOR after June 2023. The full impact of any transition away from LIBOR remains unclear. The 2020 Credit Agreement allows the Company and the administrative agent under the 2020 Credit Agreement to amend the 2020 Credit Agreement to replace LIBOR with one or more Secured Overnight Financing Rate based rates or another alternative benchmark rate. We may not be able to agree with the administrative agent on a replacement reference rate that is as favorable as LIBOR, which may increase in the cost of our borrowings under the 2020 Credit Agreement.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our headquarters is located at 1331 L Street, NW, in downtown Washington, DC, where we occupy approximately 169,093 square feet of office space, with a lease that expires on May 31, 2025 (with two 5-year renewal options). Our headquarters is used primarily by our North America operating segment. Our principal facility in the U.K. is located in London, where we occupy 23,064 square feet of office space. Our lease for this facility has a term ending August 31, 2025. This facility is used by our International operating segment.

We own a building in Richmond, Virginia, located at 501 S 5th Street, where we occupy 276,695 square feet and lease out 33,912 square feet to another tenant. This location houses research, development and sales functions.

We also operate certain of our research, development and sales functions out of additional leased office spaces in Richmond, Virginia; San Diego, California; and Atlanta, Georgia. Additionally, we lease office space in a variety of other metropolitan areas. These locations include, among others, the following: Hendersonville, Tennessee; Irvine, California; Boston, Massachusetts; San Francisco, California; Ontario, California; and Los Angeles, California.

We believe these facilities are suitable and appropriately support our business needs.

Item 3.    Legal Proceedings

Currently, and from time to time, we are involved in litigation incidental to the conduct of our business, including, among others, the legal actions discussed under “Contingencies” in Note 13 “Commitments and Contingencies” to our Consolidated Financial Statements and related Notes. While our management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our business, financial position, future results of operations or liquidity, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial position, future results of operations or liquidity.

Item 4.    Mine Safety Disclosures

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CSGP.” As of January 31, 2022, there were 1,819 holders of record of our common stock.

Dividend Policy. We have never declared or paid any dividends on our common stock. We do not anticipate paying any dividends on our common stock during the foreseeable future, but intend to retain any earnings for future growth of our business.
Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the year ended December 31, 2021.

Issuer Purchases of Equity Securities. The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended December 31, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

Month, 2021	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31	17,085	$86.26	—	—
November 1 through 30	19,238	85.73	—	—
December 1 through 31	5,766	78.21	—	—
Total	42,089	$85.18	—	—
_____________________
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

Stock Price Performance Graph

The stock performance graph below shows how an initial investment of $100 in our common stock would have compared to:
•An equal investment in the Standards & Poor's Stock 500 (“S&P 500”) Index; and

•An equal investment in the S&P 500 Internet Services & Infrastructure Index.

The comparison covers the period beginning December 31, 2016 and ending on December 31, 2021, and assumes the reinvestment of any dividends. Note that this performance is historical and is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
CoStar Group, Inc.
S&P 500 Index
S&P 500 Internet Services & Infrastructure Index
DOLLARS
600
500
400
300
200
100
0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

Company / Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
CoStar Group, Inc.	$100	$157.54	$178.97	$317.42	$490.36	$419.28
S&P 500 Index	100	121.83	116.49	153.17	181.35	233.41
S&P 500 Internet Services & Infrastructure Index	100	140.75	128.85	173.25	201.12	230.57

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated above in under the heading “Cautionary Statement Concerning Forward-Looking Statements” and in Item 1A. under the heading “Risk Factors,” as well as those described from time to time in our filings with the Securities and Exchange Commission.

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

Overview

Our principal information, analytics and online marketplace services are described in the following paragraphs by type of service:

CoStar

CoStar® is our subscription-based integrated platform for commercial real estate intelligence, which includes information about office, industrial, retail, multifamily and student housing properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news and market and lease analytical capabilities. CoStar's revenue growth rates increased in 2021 compared to 2020 as the average number of subscribers increased in 2021 compared to 2020 and we resumed annual price increases for contract renewals occurring in the third quarter of 2021 after a temporary suspension. We expect CoStar revenue growth rates to increase in 2022 compared to 2021 as a result of signing up new subscribers, existing subscribers upgrading their subscriptions and the resumption of annual price increases.

Information services

We provide real estate and lease management technology solutions, including lease administration, lease accounting and abstraction services, through our CoStar Real Estate Manager® service offerings, as well as portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics® service offerings. We also provide analytics and benchmarking reports for the hospitality industry. STARTM reports are provided on a subscription basis, but we also provide one-time or ad hoc reports or analysis on a transaction-basis. We provide information services internationally through our Grecam, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. Information services' revenue growth rates decreased in 2021 compared to 2020 primarily due to the STR acquisition in 2019 which resulted in a full year of results in 2020. We expect information services revenue growth rates in 2022 to remain consistent with 2021.

Multifamily

Apartments.comTM is part of our network of apartment marketing sites, which primarily includes ApartmentFinder®, ForRent.com®, ApartmentHomeLiving.comTM, Apartamentos.comTM and Westside Rentals®. Our network of subscription-based advertising services provides property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. Apartments.com also earns transaction-based revenue primarily from providing online tenant applications, including background and credit checks, and rental payment processing. Apartments.com has continued to successfully increase traffic to its network of sites, year-over-year, resulting in increased leads to customers. As leads per ad have increased, Apartments.com’s lower priced ad packages are generating more leads than top-level packages were generating approximately one year ago. In addition, rental vacancy rates have declined relative to historical averages reducing demand for top-level packages. As a result, customers began selecting lower-priced ad packages in the second half of 2021. Consequently, net new bookings declined year-over-year in 2021 resulting in a decrease in the Multifamily revenue growth rates in 2021 compared to 2020. We have implemented a revised pricing strategy to align prices at each product level with the value of the leads delivered. We expect multifamily revenue growth rates in 2022 to decrease when compared to 2021 due to lower net new booking activity in 2021.

LoopNet

Our LoopNet network of commercial real estate websites offer subscription-based, online marketplace services that enable commercial property owners, landlords and real estate agents working on their behalf to advertise properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants use the LoopNet network of online marketplace services to search for available property listings that meet their criteria. This product offering also includes Realla in the United Kingdom and BureauxLocaux in France which was acquired on October 1, 2021. LoopNet's revenue growth rates decreased in 2021 when compared to 2020 as growth in the average price per listing declined in 2021 when compared to 2020. We expect LoopNet revenue growth rates in 2022 to decrease when compared to 2021.

Residential

On December 22, 2020, we acquired Homesnap®, an online and mobile software platform that provides subscription-based access to applications that manage residential real estate agent workflow and marketing campaigns delivered on third-party platforms. On May 24, 2021, we acquired Homes.com®, a residential advertising and marketing services company primarily operating through its portal, Homes.com. We expect residential revenue for 2022 to decline when compared to 2021 due to the discontinuation of certain Homes.com products and services, which is expected to be partially offset by expected increases in sales of Homesnap products and services.

Other Marketplaces

Our other marketplaces include Ten-X®, an online auction platform for commercial real estate which was acquired on June 24, 2020. Also included is our BizBuySell network, which includes BizQuest® and FindaFranchise and our Land.com network of sites, which includes LandsofAmerica, LandAndFarm and LandWatch®. The BizBuySell network provides online marketplaces for businesses for-sale and our Land.com network of sites provide online marketplaces for rural lands for-sale. Overall, revenues in other marketplaces increased during 2021 compared to 2020 primarily due to two additional quarters of Ten-X revenue included in 2021. We expect other marketplaces revenue for 2022 to increase over 2021 as more properties are sold on Ten-X .

Subscription-based Services

The majority of our revenue is generated from service offerings which are distributed to our clients under subscription-based agreements that typically renew automatically and have a term of at least one year. We recognize subscription revenues on a straight-line basis over the life of the contract.

For the years ended December 31, 2021, 2020 and 2019, our annualized net new bookings of subscription-based services on all contracts were approximately $217 million, $184 million and $210 million, respectively, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upgrades on all existing subscription-based contracts, less write-downs and cancellations, for the period reported. Net new bookings is considered a key indicator of future subscription revenue growth and is also used as a metric of sales force productivity by us and investors. However, information regarding net new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. Revenue from our subscription-based contracts was approximately 93%, 95% and 96% of total revenue for the years ended December 31, 2021, 2020 and 2019, respectively. The decline in the percentage of our revenue from subscription-based contracts from 2019 to 2020 and from 2020 to 2021 was primarily due to the acquisitions of companies which contained a higher percentage of transaction-based revenue than our legacy businesses.

For the trailing twelve months ended December 31, 2021, 2020 and 2019, our contract renewal rates for existing CoStar Group company-wide subscription-based services for contracts with a term of at least one year were approximately 92%, 89% and 90%, respectively, and; therefore, our cancellation rates for those services for the same periods were approximately 8%, 11% and 10%, respectively. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, we believe that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing twelve-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our clients, reductions in customer spending or decreases in our customer base. Revenue from our subscription-based contracts with a term of at least one year was approximately 77%, 80% and 82% of total revenue for the trailing twelve months ended December 31, 2021, 2020 and 2019, respectively. The decline in the percentage of our revenue from subscription-based contracts from 2019 to 2020 and from 2020 to 2021 was primarily due to the acquisitions of companies which contained a higher percentage of transaction-based revenue than our legacy businesses, as well as, increases in our sales of shorter term advertising products.

Impact of the COVID-19 Pandemic

While the impact of the COVID-19 pandemic continues to evolve, it did not materially affect our consolidated financial statements during 2020 or 2021. We are closely and continually monitoring the impact of the COVID-19 pandemic on our business, employees, customers and communities. We continue to monitor the guidelines and mandates provided by governmental and health authorities and plan to continue adapting our business operations when and as deemed appropriate to comply with these guidelines and mandates and to respond to changing circumstances. Most of our workforce has been fully vaccinated against COVID-19 and, where permitted, has returned to the office. We have resumed in-person marketing events and some business travel. The global workforce has been operating in an extraordinary and mostly digital and remote manner as the world adapted during the COVID-19 pandemic. During this time, many working adults moved to different locations and adjusted to a different way of living. As we transitioned our employees back to the office, we experienced, and we expect to continue to experience, attrition among our workforce resulting in increased costs. Continued attrition or the inability to replenish and grow our work force may result in work disruptions in the future. Overall, the increased direct spend related to the COVID-19 pandemic, including office reconfiguration to enable social distancing and employee hiring and retention programs, has not been material to date and has had minimal impact on our financial position and operating results.

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

During 2021, excluding our multifamily service offering, which is discussed under Service Offerings above, our company-wide net new bookings and renewal rates for subscription-based services have returned to pre-pandemic levels. In addition, we saw improvements in collection trends along with improvements in the economy which led us to reduce our allowance for credit losses previously taken. Due to the uncertainty associated with the COVID-19 pandemic and any resulting economic impacts, we will continue to monitor these trends and the effect on our results of operations. Any anticipated changes in financial performance discussed in this report are based on our current observations and experience and involve estimates and assumptions. As the future extent and duration of the effects of the COVID-19 pandemic remain unclear, our estimates and assumptions may evolve as conditions change and actual results may vary.

The effects of the pandemic have not affected our ability to date to access funding on reasonably similar terms as were available to us prior to March 2020.We strengthened our liquidity position through an equity offering of common stock in May 2020 and an offering of Senior Notes and amendment and restatement of our credit facility in early July 2020. See Note 11 and Note 15 in this Annual Report on Form 10-K for further discussion of our equity and Senior Notes offerings in 2020 and the 2020 Credit Agreement.

Development, Investments and Expansion

We plan to continue to invest in our business and our services, evaluate strategic growth opportunities, and pursue our key priorities as described below, while we closely monitor the economic developments from the COVID-19 pandemic and manage our response to such developments. We are committed to supporting, improving and enhancing our information, analytics and online marketplace solutions, including expanding and improving our offerings for our client base and site users, including property owners, property managers, buyers, commercial tenants and residential renters and buyers. We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, integrate recently completed acquisitions and expand and develop supporting technologies for our research, sales and marketing organizations. We may reevaluate our priorities as the COVID-19 pandemic and its economic impact continues to evolve.

Our key priorities for 2022 currently include:

•Continuing to develop and invest in residential marketplaces. Our residential team is creating new and improved tools to help consumers have a highly contextual experience when searching for homes supported by high quality media and in-depth attributes of homes and details of the surrounding neighborhoods, parks and schools and to help consumers collaborate with their agent and other consumers. We are also creating new and improved tools to help agents promote their residential listings, connect with buyers and sellers and streamline their daily workflow. In October 2021, we reached an agreement to create, maintain and market a consumer-facing search website and mobile app for the Real Estate Board of New York's Residential Listing Service. In accordance with that agreement, we are developing a custom version of the Homesnap platform, branded as Citysnap™, specifically for the five boroughs of New York City. To support the expanded product offering, we expect to increase our investment in residential products in 2022 by approximately $200 million. The most significant components of our investment are expected to be content development, marketing costs and technology resources.The increase in our investment in residential products in 2022 is expected to reduce our results of operations and cash flow from operations for the year ended December 31, 2022. We plan to continue to monitor and evaluate these investments and adjust our residential business strategy and level of investment as we determine appropriate.

•Continuing to invest in CoStar, including:

◦Enhancing benchmarking capabilities. We integrated STR's data into CoStar in 2021 and continue to develop dynamic analytics for and additional coverage of hospitality properties. We plan to apply STR's benchmarking capabilities within CoStar;

◦Developing CMBS Analytics, which will aggregate loan and property data across covered markets. The initial CMBS Analytics release is expected to include loan origination metrics, distressed loan levels and maturity volumes, as well as detailed revenue and expense information. In later releases of this solution, we plan to include detailed prepayment information on disposed loans;

◦Continuing to develop a solution for lenders that leverages CoStar's Risk Analytics capabilities to support lenders with risk management, underwriting, surveillance and compliance reporting. Lender was released in beta in February 2022 and provides a focus on portfolio risk analytics and surveillance to help lenders meet regulatory and accounting requirements. Subsequent releases are expected to focus on loan origination and underwriting; and

◦Expanding our international presence by hiring managers and teams of field researchers in European markets.

•Continuing to improve and market our Apartments.com service offerings to create the best and most comprehensive consumer rental search experience as well as continuing to advance the digital rental experience that allows renters to apply for leases and make rent payments, and for landlords to receive and assess tenant applications online through a single platform. We seek user feedback as we work to improve our services and continue to aggressively market our multifamily listing services in an effort to attract consumers and, in turn, provide more value to advertisers. Our Apartments.com marketing spending is focused on enhanced brand awareness and search engine marketing. As we continue to assess the success and effectiveness of our marketing campaign, we will continue to work to determine the optimal level and focus of our marketing investment for our multifamily listing services for future periods and may adjust our marketing spend and focus as we deem appropriate. Apartments.com has been successful in generating increased traffic to the network and as a result is delivering increased leads per ad to customers. We have implemented a new pricing strategy to align the product level prices with the value of the leads generated. We intend to monitor our new pricing strategy to determine whether current pricing reflects the increased lead generation we are delivering to our customers.

•Continuing to invest in the LoopNet marketplaces. To support the LoopNet marketplaces, we implemented training and incentive programs for our existing sales team to increase sales of LoopNet advertisements, with a focus on brokers and property owners. We have enhanced the content on LoopNet.com (including high-quality imagery), seeking targeted advertisements and are providing premium marketing services (such as LoopNet Diamond, Platinum and Gold Ads) that increase a property listing’s exposure, and adding more content for premium listings to better meet the needs of a broader cross section of the commercial real estate industry. We are continuing our plans to recruit and develop a dedicated LoopNet sales team to help support and grow the business. To generate brand awareness and site traffic for the LoopNet.com network, we expect to continue to incur costs in a multi-media marketing campaign, reinforced with search engine optimization efforts and will continue to work to determine the optimal level and focus of this marketing effort for future periods and may adjust the spend and focus as deemed appropriate.

•Continuing to invest in the Ten-X auction platform. We have integrated the Ten-X platform with both CoStar and LoopNet to expand the audience for Ten-X auctions to include our commercial real estate users. We also plan to enhance access to Ten-X's data room information from CoStar and LoopNet. To increase exposure of properties to be auctioned on Ten-X, we are allocating banner space on both our CoStar and LoopNet sites for advertising for Ten-X properties. We continue to execute our plan to expand the Ten-X sales force and focus on increasing the number of qualified bidders and the number of owners bringing properties to the site. To generate brand awareness and site traffic for the Ten-X platform, we expect to continue to incur costs in a multi-media marketing campaign, reinforced with search engine optimization efforts and will continue to work to determine the optimal level and focus of this marketing effort for future periods and may adjust the spend and focus as deemed appropriate.

We intend to continue to assess the need for additional investments in our business in order to develop and distribute new services and functionality within our current platform or expand the reach of, or otherwise improve, our current service offerings. Any future product development or expansion of services, combination and coordination of services or elimination of services or corporate expansion, development or restructuring efforts could reduce our profitability and increase our capital expenditures. Any new investments, changes to our service offerings or other unforeseen events could cause us to experience reduced revenues or generate losses and negative cash flow from operations in the future. Any development efforts must comply with our credit facility, which contains restrictive covenants that restrict our operations and use of our cash flow and may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.

For further discussion of our Company, strategy and products, see our business overview set forth in "Item 1. Business" in this Annual Report on Form 10-K.

Non-GAAP Financial Measures

We prepare and publicly release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the Securities and Exchange Commission. The non-GAAP financial measures that we may disclose include net income before interest (expense) income, other (expense) income, loss on debt extinguishment, income taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share. EBITDA is our net income before interest (expense) income, other (expense) income, loss on debt extinguishment, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the Securities and Exchange Commission. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs and settlements and impairments incurred outside our ordinary course of business. Adjusted EBITDA margin represents adjusted EBITDA divided by revenues for the period. Non-GAAP net income is determined by adjusting our net income for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, settlement and impairment costs incurred outside our ordinary course of business and loss on debt extinguishment, as well as amortization of acquired intangible assets and other related costs, and then subtracting an assumed provision for income taxes. Non-GAAP net income per diluted share is a non-GAAP financial measure that represents non-GAAP net income divided by the number of diluted shares outstanding for the period used in the calculation of GAAP net income per diluted share.

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

EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and accompanying reconciliations, provide additional information to investors that is useful to understand the factors and trends affecting our business without the impact of certain acquisition-related items. We have spent more than 30 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to these acquisitions, our net income has included significant charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs and loss on debt extinguishment. Adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs; settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year without the impact of these items. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest (expense) income, other (expense) income, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, restructuring costs, loss on debt extinguishment and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.

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

The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring and related costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income. In addition to these exclusions from net income, we subtract an assumed provision for income taxes to calculate non-GAAP net income. We assume a 25% tax rate, which approximated our historical long-term statutory corporate tax rate, excluding the impact of discrete items.

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

The following table shows our net income reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$292,564	$227,128	$314,963
Amortization of acquired intangible assets in cost of revenues	28,809	25,675	21,357
Amortization of acquired intangible assets in operating expenses	74,817	62,457	33,995
Depreciation and other amortization	29,018	28,812	25,813
Interest expense (income), net	31,621	17,395	(16,742)
Other (income) expense, net	(3,252)	827	(10,660)
Income tax expense	111,404	43,852	75,986
EBITDA	$564,981	$406,146	$444,712

Net cash flows provided by (used in)
Operating activities	$469,731	$486,106	$457,780
Investing activities	$(381,343)	$(464,163)	$(483,753)
Financing activities	$(15,679)	$2,662,297	$(4,154)

Consolidated Results of Operations

The following table provides our selected consolidated results of operations for the indicated periods (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2021		2020		2019
Revenues	$1,944,135	100%	$1,659,019	100%	$1,399,719	100%
Cost of revenues	357,241	18	308,968	19	289,239	21
Gross profit	1,586,894	82	1,350,051	81	1,110,480	79
Operating expenses:
Selling and marketing (excluding customer base amortization)	622,007	32	535,778	32	408,596	29
Software development	201,022	10	162,916	10	125,602	9
General and administrative	256,711	13	299,698	18	178,740	13
Customer base amortization	74,817	4	62,457	4	33,995	2
Total operating expenses	1,154,557	59	1,060,849	64	746,933	53
Income from operations	432,337	22	289,202	17	363,547	26
Interest (expense) income, net	(31,621)	(2)	(17,395)	(1)	16,742	1
Other income (expense), net	3,252	—	(827)	—	10,660	1
Income before income taxes	403,968	21	270,980	16	390,949	28
Income tax expense	111,404	6	43,852	3	75,986	5
Net income	$292,564	15%	$227,128	14%	$314,963	23%

The following table provides our revenues by type of service (in thousands and as a percentage of total revenue):

	Year Ended December 31,
	2021		2020		2019
CoStar	$722,821	37%	$664,735	40%	$617,798	44%
Information services	141,655	7	130,070	8	88,446	6
Multifamily	678,680	35	598,555	36	490,631	35
LoopNet(1)	207,511	11	179,805	11	149,980	11
Residential(1)	74,583	4	—	—	—	—
Other Marketplaces(1)	118,885	6	85,854	5	52,864	4
Total revenues(2)	$1,944,135	100%	$1,659,019	100%	$1,399,719	100%
__________________________
(1)As of September 30, 2021, Commercial Property and Land revenue has been further disaggregated into LoopNet, Residential and Other Marketplaces. Prior period amounts have been adjusted to reflect this presentation.
(2)For further discussion of our Company, strategy and products, see our business overview set forth in "Item 1. Business" in this Annual Report on Form 10-K.

Comparison of Year Ended December 31, 2021 and Year Ended December 31, 2020

The following table provides a comparison of our selected consolidated results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020	Increase (Decrease)	Increase (Decrease)
Revenues:
CoStar	$722,821	$664,735	$58,086	9%
Information services	141,655	130,070	11,585	9
Multifamily	678,680	598,555	80,125	13
LoopNet (1)	207,511	179,805	27,706	15
Residential (1)	74,583	—	74,583	NM
Other Marketplaces (1)	118,885	85,854	33,031	38
Total revenues	1,944,135	1,659,019	285,116	17
Cost of revenues	357,241	308,968	48,273	16
Gross profit	1,586,894	1,350,051	236,843	18
Operating expenses:
Selling and marketing (excluding customer base amortization)	622,007	535,778	86,229	16
Software development	201,022	162,916	38,106	23
General and administrative	256,711	299,698	(42,987)	(14)
Customer base amortization	74,817	62,457	12,360	20
Total operating expenses	1,154,557	1,060,849	93,708	9
Income from operations	432,337	289,202	143,135	49
Interest expense, net	(31,621)	(17,395)	14,226	82
Other income (expense), net	3,252	(827)	4,079	NM
Income before income taxes	403,968	270,980	132,988	49
Income tax expense	111,404	43,852	67,552	154
Net income	$292,564	$227,128	$65,436	29%
__________________________
NM - Not meaningful
(1) As of September 30, 2021, Commercial Property and Land revenue has been further disaggregated into LoopNet, Residential and Other Marketplaces. Prior period amounts have been adjusted to reflect this presentation.

Revenues. Revenues increased to $1.9 billion in 2021, from $1.7 billion in 2020. The $285 million increase was attributable to increases across all of our primary service offerings, led by an $80 million, or 13%, increase in multifamily revenue. The multifamily increase was due to higher sales volume and upgrades of existing customers to higher value advertising packages earlier in 2021. Residential revenues were $75 million, and were solely comprised of operations from the acquisitions of Homesnap and Homes.com, which contributed revenues of $61 million and $14 million, respectively. CoStar revenues increased $58 million, or 9%, primarily due to higher sales volume driven by an increase in subscribers, as well as, subscribers upgrading their subscriptions, and the resumption of annual price increases for contract renewals that began in September 2021. Other marketplaces revenue increased $33 million, or 38%, primarily driven by Ten-X, which had an increase of $26 million due to two additional quarters of revenue compared to the prior year. LoopNet revenues increased $28 million, or 15%, as a result of stronger site traffic which drove an increase in the price per advertisement as compared to the prior year. Information services revenue increased $12 million, or 9%, primarily due to increases of $6 million and $4 million in revenue for our CoStar Real Estate Manager and STR service offerings, respectively.

Gross Profit. Gross profit increased to $1.6 billion in 2021, from $1.4 billion in 2020. The gross profit percentage was 82% for 2021 compared to 81% for 2020. The increase in gross profit was due to higher revenues partially impacted by an increase in cost of revenues of $48 million, or 16%, primarily due to an increase of $48 million due to the acquisitions of Homesnap, Homes.com and Ten-X. These additional costs primarily consisted of personnel and data costs, and to a lesser extent, amortization, software and equipment costs and bank and merchant fees.

Selling and Marketing Expenses. Selling and marketing expenses increased to $622 million in 2021, from $536 million in 2020. The $86 million increase was attributable to a $46 million increase in marketing expenses, primarily driven by a $32 million increase in marketing agency spending, primarily for LoopNet and Ten-X, and to a lesser extent, increases in events, digital and other forms of marketing, partially offset by decreases in multifamily agency spending and search engine marketing. There was also a $34 million increase in personnel costs, primarily attributable to the acquisitions of Homesnap, Homes.com and Ten-X, and to a lesser extent, an increase in commissions expense for other products of $7 million, partially offset by a $4 million decrease in bonus expense.

Software Development Expenses. Software development expenses increased to $201 million in 2021, from $163 million in 2020, and remained consistent as a percentage of revenues at 10% in 2021 and 2020. The $38 million increase in the amount of software development expense was primarily due to a $33 million increase in personnel costs driven by the acquisitions of Homesnap, Homes.com and Ten-X, as well as, increased headcount to support the development of our products, and to a lesser extent, a $3 million increase in software equipment expense.

General and Administrative Expenses. General and administrative expenses decreased to $257 million in 2021, from $300 million in 2020, and decreased as a percentage of revenues to 13% in 2021 from 18% in 2020. The $43 million decrease in general and administrative expenses was primarily attributable to the $52 million break fee and $8 million in extension payments that were recognized in the prior year in connection with the Asset Purchase Agreement with RentPath, which was terminated in December 2020. In addition, there was a $14 million decrease in credit loss expense due to better than expected collections, resulting in updated assumptions regarding credit losses and a decrease in reserves previously increased due to uncertainty about the economic effects of COVID-19 pandemic. These decreases were partially offset by an increase of $13 million in general and administrative expenses due to the acquisitions of Homesnap, Homes.com and Ten-X, as well as, increases of $6 million in software and equipment expense, $3 million in personnel costs, $2 million each in depreciation, professional services, occupancy and travel costs.

Customer Base Amortization Expense. Customer base amortization expense increased to $75 million in 2021, from $62 million in 2020, and remained consistent as a percentage of revenues at 4% in 2021 and 2020. The increase in customer base amortization expense was primarily due to the acquisitions of Homesnap, Homes.com and Ten-X.

Interest Expense, net. Interest expense, net was $32 million in 2021, as compared to interest expense, net of $17 million in 2020. The increase of $14 million in 2021 was primarily due to interest expense of $28 million recognized during 2021 on our Senior Notes issued on July 1, 2020 as compared to $14 million in 2020. In addition, there was a decrease of $4 million in interest income caused by lower rates of return on our cash and cash equivalent balances compared to the prior year, partially offset by interest earned on higher average cash balances. These changes were partially offset by prior year interest expense of $5 million incurred on the $745 million draw on our revolving credit facility in the first quarter of 2020.

Other Income (Expense), net. Other income (expense), net was a net income of $3 million in 2021, as compared to net expense of $1 million in 2020. The increase in other income was due to rental income on the Richmond building, which was acquired in 2021, and to a lesser extent, increases in foreign exchange gains due to rate fluctuations.

Income Tax Expense. Income tax expense increased to $111 million in 2021, from $44 million in 2020, as a result of higher income before taxes and an increase in the effective tax rate for 2021 to 28%, compared to 16% in 2020. The increase in the effective tax rate was due to a tax restructuring gain, as well as, a decrease in excess tax benefits. These increases were partially offset by a reduction of reserves for uncertain tax positions previously recognized.

For a comparison of our results of operations for the fiscal year ended December 31, 2020 to the year ended December 31, 2019, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission on February 24, 2021.

Comparison of Business Segment Results for Year Ended December 31, 2021 and Year Ended December 31, 2020

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

Segment Revenues. North America revenues increased to $1.9 billion for the year ended December 31, 2021, from $1.6 billion for the year ended December 31, 2020. The $276 million increase in North America revenues was attributable to increases in revenues for several of our services. Multifamily revenues increased $80 million due to higher sales volume and upgrades of existing customers to higher value advertising packages earlier in 2021. Residential revenues increased $75 million due to the acquisitions of Homesnap and Homes.com, which contributed revenues of $61 million and $14 million, respectively. CoStar revenues increased $53 million, primarily due to higher sales volume driven by an increase in customers, as well as, customers upgrading their subscriptions, and the resumption of annual price increases for contract renewals that began in September 2021. Other marketplaces revenue increased $33 million, primarily driven by Ten-X, which had an increase of $26 million due to two additional quarters of revenue compared to the prior year. LoopNet revenues increased $25 million as a result of stronger site traffic which drove an increase in the price per advertisement as compared to the prior year. Information services revenue increased $10 million due to increases of $6 million and $2 million in revenue for our CoStar Real Estate Manager and STR service offerings, respectively. International revenues increased to $67 million in 2021, from $57 million in 2020. The $10 million increase in International revenues was driven by growth in CoStar and STR, which were partially due to favorable changes in foreign exchange rates, and to a lesser extent, increases in LoopNet products, including the acquisition of BureauxLocaux.

Segment EBITDA. North America EBITDA increased to $557 million for the year ended December 31, 2021, from $411 million for the year ended December 31, 2020. The increase in North America EBITDA was primarily due to an increase in revenue, partially offset by increases in personnel, marketing and general and administrative costs. International EBITDA increased to income of $8 million for the year ended December 31, 2021 from a loss of $5 million for the year ended December 31, 2020. The increase was due to increased revenue and lower general and administrative costs, partially offset by increases in personnel and marketing costs.

For a comparison of our business segment results of operations for the fiscal year ended December 31, 2020 to the year ended December 31, 2019, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission on February 24, 2021.

Liquidity and Capital Resources

We believe the balance of cash, cash equivalents and restricted cash, which was $3.8 billion as of December 31, 2021, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to satisfy the Company's cash requirements over the next 12 months and beyond. The Company’s material cash requirements include the following contractual and other obligations.

Debt. As of December 31, 2021, the Company had outstanding an aggregate principal amount of $1.0 billion of 2.800% Senior Notes due July 15, 2030. Future interest payments associated with the Senior Notes are $252 million, with $28 million payable within 12 months.

Leases. The Company has lease arrangements for office facilities, data centers and certain vehicles. As of December 31, 2021, the Company had fixed lease payment obligations of $134 million, with $30 million payable within 12 months.

Purchase Obligations. The Company’s purchase obligations are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction and have an original term greater than one year. The services acquired under these agreements primarily relate to web hosting, third party data or listings and software subscriptions. As of December 31, 2021, the Company had purchase obligations of $95 million, with $40 million payable within 12 months.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies, and we expect to continue to make acquisitions.

We currently plan to expand our Richmond, Virginia campus which may result in a material cash requirement in 2022 and beyond. We continue to assess financing options for the project.

Cash, cash equivalents and restricted cash for the year ended December 31, 2021 increased $71 million to $3.8 billion primarily due to cash generated from operations of $470 million and proceeds from the exercise of stock options and participation in our employee stock purchase plan of $18 million, partially offset by, cash paid for acquisitions of $193 million, purchases of property and equipment and other intangibles of $189 million, including $123 million for the purchase of an office building and the underlying land located in Richmond, Virginia and corporate aircraft for $40 million, as well as, $33 million of repurchases of common stock from employees to satisfy the employees' minimum tax withholding obligations upon the vesting of restricted stock grants.

Net cash provided by operating activities for the year ended December 31, 2021 was $470 million compared to $486 million for the year ended December 31, 2020. The $16 million decrease was due to a decrease in working capital of $141 million driven by payment of the $52 million termination fee pursuant to the Asset Purchase Agreement with RentPath in the first quarter of 2021, partially offset by an increase in net income excluding certain non-cash expenses such as depreciation and amortization and deferred income taxes. We expect to increase our investment in residential products in 2022 by approximately $200 million, which is expected to reduce our cash flow from operations for the year ended December 31, 2022.

Net cash used in investing activities for the year ended December 31, 2021 was $381 million compared to $464 million for the year ended December 31, 2020. The $83 million decrease in cash used in investing activities was primarily due to a decrease in cash paid for acquisitions of $233 million, partially offset by an increase in purchases of property, equipment and other assets which included $123 million for the purchase of an office building and the underlying land located in Richmond, Virginia and corporate aircraft for $40 million, and proceeds from the sale of our ARS investments of $10 million received during 2020.

Net cash used in financing activities for the year ended December 31, 2021 was $15.7 million compared to net cash provided by financing activities of $2.7 billion for the year ended December 31, 2020. This decrease in cash provided by financing activities is primarily due to proceeds from our May 2020 equity offering, net of transaction costs, of $1.7 billion, as well as, proceeds from the issuance of our Senior Notes, net of transaction costs, of $983 million during 2020.

As permitted under the Coronavirus Aid, Relief and Economic Security Act, we deferred payroll taxes due in 2020; all amounts deferred were paid during the year ended December 31, 2021.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We consider policies relating to the following matters to be critical accounting policies:

•Long-lived assets, intangible assets and goodwill;
•Income taxes;
•Revenue recognition; and
•Business combinations.

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

Goodwill represents the future economic benefits arising from a business combination and is calculated as the excess of purchase consideration paid in a business combination over the fair value of assets of the net identifiable assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually by each reporting unit, or more frequently if an event or other circumstance indicates that the fair value of a reporting unit may be below its carrying amount. We may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or elect to bypass such assessment. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or we elect to bypass such assessment, we then determine the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates including our discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies and determined by management to be commensurate with the risk in our current business model. Assumptions about the growth rate and future financial performance of a reporting unit are based on our forecasts, business plans, economic projections and anticipated future cash flows. These assumptions are subject to change from period to period and could be adversely impacted by the uncertainty surrounding global market conditions, commercial real estate conditions and the competitive environment in which we operate. Changes in these or other factors could negatively affect our reporting units' fair value and potentially result in impairment charges. Such impairment charges could have an adverse effect on our results of operations. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.

As of October 1, 2021, we performed an assessment of the relevant qualitative factors for our North America and International reporting units and concluded that it was not more likely than not that the fair value of each reporting unit was less than its respective carrying amounts. There have been no events or changes in circumstances as a result of our qualitative impairment analysis on October 1, 2021, that would indicate that the carrying value of each reporting unit may not be recoverable.

For an in-depth discussion of each of our significant accounting policies, including our critical accounting policies and further information regarding estimates and assumptions involved in their application, see Note 2 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for further discussion of recent accounting pronouncements, including the expected dates of adoption.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We provide information, analytics and online marketplace services to commercial real estate and related business communities within the regions where we operate which primarily include, North America, Europe, Asia-Pacific and Latin America. The functional currency for a majority of our operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound.

Fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the years ended December 31, 2021 and December 31, 2020, revenues denominated in foreign currencies were approximately 4% and 5%, respectively, of total revenue. For the years ended December 31, 2021 and December 31, 2020, our revenues would have decreased by approximately $7 million and $8 million, respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the years ended December 31, 2021 and December 31, 2020, our revenues would have increased by approximately $7 million and $8 million, respectively, if the U.S. dollar exchange rate used weakened by 10%. Fluctuations in the exchange rates of revenues denominated in any other foreign currencies would have had an immaterial impact on our consolidated results. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of December 31, 2021, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $5.8 million.

We do not believe we have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2021. As of December 31, 2021, we had $3.8 billion of cash, cash equivalents and restricted cash. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions.

We are subject to interest rate market risk in connection with our new revolving credit facility. On July 1, 2020, we entered into the 2020 Credit Agreement, which provides for variable rate borrowings of up to $750 million. On July 1, 2020, we issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all of our borrowings except for our credit facility are fixed rate, and no amounts were outstanding under our credit facility as of December 31, 2021. See Note 11 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K regarding our 2020 Credit Agreement.

We had approximately $2.8 billion of goodwill and intangible assets as of December 31, 2021. As of December 31, 2021, we believe our intangible assets will be recoverable; however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 8.    Financial Statements and Supplementary Data

Financial Statements meeting the requirements of Regulation S-X, including reports of Independent Registered Public Accounting Firm Ernst & Young LLP, are set forth beginning at page F-1. Supplementary data is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Consolidated Results of Operations.”

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

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 and were operating at a reasonable assurance level.

We continue to implement a financial system that is designed to improve the efficiency and effectiveness of our operational and financial accounting processes. This implementation is expected to continue beyond 2022. Consistent with any process change that we implement, the design of the internal controls has and will continue to be evaluated for effectiveness as part of our overall assessment of the effectiveness of our disclosure controls and procedures. We expect that the implementation of this system will improve our internal controls over financial reporting.

Other than the implementation of a new financial system noted above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor and assess the effects of the COVID-19 pandemic and our response to the pandemic on our internal controls so we can take appropriate actions to minimize any impact on the design and operating effectiveness.

Management’s Report on Internal Control over Financial Reporting

Management of CoStar Group is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or supervised by, the Company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.

Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company's financial statements included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

On May 24, 2021 and October 1, 2021 we completed the acquisitions of Homes Group, LLC ("Homes.com") and Comreal Info SAS ("BureauxLocaux"), respectively. As permitted by the Securities and Exchange Commission, we have elected to exclude the internal controls of these acquisitions that have not been integrated into our existing processes and controls from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. The excluded aggregate financial position of Homes.com and BureauxLocaux collectively represented less than 1% of our total assets as of December 31, 2021, and less than 1% of our revenues and total operating costs for the year then ended. We will include the internal controls of Homes.com and BureauxLocaux in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

CoStar Group has adopted a Code of Conduct for its directors. In addition, CoStar Group has adopted a separate Code of Conduct for its officers and employees, including its principal executive, financial and accounting officers, or persons performing similar functions. Copies of each of these codes may be found in the “Investors” section of the Company’s website at www.investors.costargroup.com/leadership. We intend to disclose future amendments to certain provisions of our Codes, or waivers of such provisions granted to executive officers and directors, as required by the Security of Exchange ("SEC") rules on the Company's website within four business days following the date of such amendment or waiver.

The remaining information required by this Item is incorporated by reference to our Proxy Statement for our 2022 annual meeting of stockholders under the captions “Nominees for the Board of Directors,” “Nominees’ Business Experience, Qualifications and Directorships,” “Executive Officers and Key Employees,” “Board Meetings and Committees,” and "Delinquent Section 16(a) Reports."

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement for our 2022 annual meeting of stockholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation Tables and Discussion,” “Narratives to Summary Compensation Table and Grants of Plan-Based Awards Table,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement for our 2022 annual meeting of stockholders under the captions “Equity Compensation Plan Information” and “Stock Ownership Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement for our 2022 annual meeting of stockholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters.”

Item 14.    Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for our 2022 annual meeting of stockholders under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are filed as a part of this report: CoStar Group, Inc. Consolidated Financial Statements.

(a)(2) Financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

The table below details the activity of the allowance for doubtful accounts and sales credits (1) for the year ended December 31, 2019 (in thousands):

	Balance at Beginning of Year	Charged to Expense	Reductions	Balance at End of Year
Year ended December 31, 2019(2)	$5,709	$10,978	$11,590	$5,097
__________________________
(1)Additions to the allowance for doubtful accounts are charged to bad debt expense. Additions to the allowance for sales credits are charged against revenues.
(2)On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective method. The adoption resulted in a $0.5 million reduction to the December 31, 2019 allowance for credit losses. See Note 4 for a description of changes in the allowance for credit losses for the years ended December 31, 2021 and 2020.

Additional financial statement schedules are omitted because they are not applicable or not required or because the required information is incorporated herein by reference or included in the financial statements or related notes included elsewhere in this report.

(a)(3) The documents required to be filed as exhibits to this Report under Item 601 of Regulation S-K are listed as follows:

Exhibits

Exhibit No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 7, 2021).
3.2	Third Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 24, 2013).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of the Registrant (Reg. No. 333-174214) filed with the Commission on June 3, 2011).
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).
4.3	Indenture, dated as of July 1, 2020, by and among CoStar Group, Inc., as issuer, the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the 2.800% Senior Notes due 2030, including the form of 2.800% Senior Notes due 2030 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 1, 2020).
*10.1	CoStar Group, Inc. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of the Registrant (Reg. No. 333-212278) filed with the Commission on June 28, 2016).
*10.2	First Amendment to the CoStar Group, Inc. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed April 25, 2018).
*10.3	CoStar Group, Inc. 2007 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 8, 2012).
*10.4	CoStar Group, Inc. 2007 Stock Incentive Plan French Sub-Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-K filed February 29, 2008).
*10.5	Form of CoStar Group, Inc. 2016 Plan Restricted Stock Grant Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).

Exhibit No.	Description
*10.6	Form of CoStar Group, Inc. 2016 Plan Restricted Stock Grant Agreement for Service Awards between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).
*10.7	Form of CoStar Group, Inc. 2016 Plan Restricted Stock Unit Grant Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).
*10.8	Form of CoStar Group, Inc. 2016 Plan Incentive Stock Option Grant Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).
*10.9	Form of CoStar Group, Inc. 2016 Plan Incentive Stock Option Grant Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).
*10.10	Form of CoStar Group, Inc. 2016 Plan Nonqualified Stock Option Grant Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).
*10.11	Form of CoStar Group, Inc. 2016 Plan Nonqualified Stock Option Grant Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).
*10.12	Form of 2007 Plan Restricted Stock Grant Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed June 22, 2007).
*10.13	Form of 2007 Plan Restricted Stock Unit Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.8 to the Registrant's Report on Form 10-K filed February 20, 2014).
*10.14	Form of 2007 Plan Incentive Stock Option Grant Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-K filed February 24, 2009).
*10.15	Form of 2007 Plan Incentive Stock Option Grant Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-K filed February 24, 2009).
*10.16	Form of 2007 Plan Nonqualified Stock Option Grant Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10-K filed February 24, 2009).
*10.17	Form of 2007 Plan Nonqualified Stock Option Grant Agreement between the Registrant and certain of its directors (Incorporated by reference to Exhibit 10.11 to the Registrant’s Report on Form 10-K filed February 24, 2009).
*10.18	Form of 2007 Plan Nonqualified Stock Option Grant Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.12 to the Registrant’s Report on Form 10-K filed February 24, 2009).
*10.19	Form of 2007 Plan French Sub-Plan Restricted Stock Agreement between the Registrant and certain of its employees (Incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10-K filed February 29, 2008).
*10.20	CoStar Group, Inc. 2016 Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).
*10.21	Second Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 28, 2021).
*10.22	CoStar Group, Inc. Management Stock Purchase Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Report on Form 10-K filed February 23, 2018).
*10.23	Summary of Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q filed on October 24, 2013).
*10.24	Employment Agreement for Andrew C. Florance (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 of the Registrant (Reg. No. 333-47953) filed with the Commission on April 27, 1998).
*10.25	First Amendment to Andrew C. Florance Employment Agreement, effective January 1, 2009 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Report on Form 10-K filed February 24, 2009).
10.26	Form of Indemnification Agreement between the Registrant and each of its officers and directors (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed on May 7, 2004).
10.27	Deed of Office Lease by and between GLL L-Street 1331, LLC and CoStar Realty Information, Inc., dated February 18, 2011, and made effective as of June 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on form 10-Q filed on April 29, 2011).

Exhibit No.	Description
10.28
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
101.INS
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).
* Management Contract or Compensatory Plan or Arrangement.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTAR GROUP, INC.

	By:	/s/ Andrew C. Florance
February 23, 2022		Andrew C. Florance
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

Signature	Capacity	Date

/s/ Michael R. Klein	Chairman of the Board	February 23, 2022
Michael R. Klein

/s/ Andrew C. Florance	Chief Executive Officer and	February 23, 2022
Andrew C. Florance	President and a Director
(Principal Executive Officer)

/s/ Scott T. Wheeler	Chief Financial Officer	February 23, 2022
Scott T. Wheeler	(Principal Financial and Accounting Officer)

/s/ Michael J. Glosserman	Director	February 23, 2022
Michael J. Glosserman

/s/ John W. Hill	Director	February 23, 2022
John W. Hill

/s/ Laura Cox Kaplan	Director	February 23, 2022
Laura Cox Kaplan

/s/ Christopher J. Nassetta	Director	February 23, 2022
Christopher J. Nassetta

/s/ Louise S. Sams	Director	February 23, 2022
Louise S. Sams

/s/ Robert W. Musslewhite	Director	February 23, 2022
Robert W. Musslewhite

COSTAR GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CoStar Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Valuation of Acquired Intangible Assets of Homes.com
Description of the Matter
As described in Note 5 to the consolidated financial statements, during the year ended December 31, 2021, the Company completed the acquisition of Homes Group, LLC. (“Homes.com”) for $152 million in cash. The Company’s accounting for the acquisition included determining the fair value of the acquired intangible assets, with customer base ($32 million) and trade names ($21 million) comprising most of the assets acquired.

Auditing the accounting for the acquired intangible assets of Homes.com involved complex auditor judgment due to the estimation required in management’s determination of the fair value. The estimation was significant primarily due to the sensitivity of the fair value to the underlying assumptions, including customer attrition rates and projected revenue. Prospective financial information used in determining the fair value of customer base and trade name intangible assets could be affected by changes in economic and market conditions.

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
February 23, 2022

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CoStar Group, Inc.

Opinion on Internal Control over Financial Reporting
We have audited CoStar Group, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CoStar Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Comreal Info SAS ("BureauxLocaux") and Homes Group, LLC. ("Homes.com"), which are included in the 2021 consolidated financial statements of CoStar Group, Inc., and collectively constituted less than 1% of total assets as of December 31, 2021 and less than 1% of total revenues and total operating costs for the year then ended. Our audit of internal control over financial reporting of CoStar Group, Inc. also did not include an evaluation of the internal control over financial reporting of BureauxLocaux and Homes.com.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CoStar Group, Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”) of CoStar Group, Inc. and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 23, 2022

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019

Revenues	$1,944,135	$1,659,019	$1,399,719
Cost of revenues	357,241	308,968	289,239
Gross profit	1,586,894	1,350,051	1,110,480

Operating expenses:
Selling and marketing (excluding customer base amortization)	622,007	535,778	408,596
Software development	201,022	162,916	125,602
General and administrative	256,711	299,698	178,740
Customer base amortization	74,817	62,457	33,995
	1,154,557	1,060,849	746,933
Income from operations	432,337	289,202	363,547
Interest (expense) income, net	(31,621)	(17,395)	16,742
Other income (expense), net	3,252	(827)	10,660
Income before income taxes	403,968	270,980	390,949
Income tax expense	111,404	43,852	75,986
Net income	$292,564	$227,128	$314,963

Net income per share — basic(1)	$0.75	$0.60	$0.87
Net income per share — diluted(1)	$0.74	$0.59	$0.86

Weighted-average outstanding shares — basic(1)	392,210	380,726	363,096
Weighted-average outstanding shares — diluted(1)	394,160	383,266	366,301
(1)Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021.

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$292,564	$227,128	$314,963
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(4,869)	6,966	3,103
Unrealized gain on investments	—	189	—
Reclassification adjustment for realized loss on investments included in net income	—	541	—
Total other comprehensive (loss) income	(4,869)	7,696	3,103
Total comprehensive income	$287,695	$234,824	$318,066

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,827,126	$3,755,912
Accounts receivable	138,191	119,059
Less: Allowance for credit losses	(13,374)	(15,110)
Accounts receivable, net	124,817	103,949
Prepaid expenses and other current assets	36,182	28,651
Total current assets	3,988,125	3,888,512
Deferred income taxes, net	5,034	4,983
Lease right-of-use assets	100,680	108,740
Property and equipment, net	271,431	126,325
Goodwill	2,321,015	2,235,999
Intangible assets, net	435,662	426,745
Deferred commission costs, net	101,879	93,274
Deposits and other assets	21,762	15,856
Income tax receivable	11,283	14,986
Total assets	$7,256,871	$6,915,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,244	$15,732
Accrued wages and commissions	81,794	80,998
Accrued expenses	81,676	110,305
Income taxes payable	31,236	16,316
Lease liabilities	26,268	32,648
Deferred revenue	95,471	74,851
Total current liabilities	338,689	330,850

Long-term debt, net	987,944	986,715
Deferred income taxes, net	98,656	72,991
Income taxes payable	12,496	25,282
Lease and other long-term liabilities	107,414	124,223
Total liabilities	1,545,199	1,540,061

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000 shares authorized; zero outstanding	—	—
Common stock, $0.01 par value; 1.2 billion shares authorized; 394,936 and 394,285 issued and outstanding as of December 31, 2021 and 2020, respectively(1)	3,946	3,943
Additional paid-in capital	4,253,318	4,204,703
Accumulated other comprehensive loss	(5,758)	(889)
Retained earnings	1,460,166	1,167,602
Total stockholders’ equity	5,711,672	5,375,359
Total liabilities and stockholders’ equity	$7,256,871	$6,915,420
 (1)Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock(1)		Additional Paid-In Capital(1)	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	364,588	$3,646	$2,416,530	$(11,688)	$613,454	$3,021,942
Cumulative effect of adoption of new accounting standard, net of tax	—	—	—	—	12,057	12,057
Balance at January 1, 2019	364,588	$3,646	$2,416,530	$(11,688)	$625,511	$3,033,999
Net income	—	—	—	—	314,963	314,963
Other comprehensive income	—	—	—	3,103	—	3,103
Exercise of stock options	1,159	12	18,640	—	—	18,652
Restricted stock issued	1,680	17	(17)	—	—	—
Restricted stock grants surrendered	(757)	(8)	(27,569)	—	—	(27,577)
Stock-based compensation expense	—	—	51,818	—	—	51,818
Management stock purchase plan	—	—	3,491	—	—	3,491
Employee stock purchase plan	136	1	7,143	—	—	7,144
Balance at December 31, 2019	366,806	$3,668	$2,470,036	$(8,585)	$940,474	$3,405,593
Net income	—	—	—	—	227,128	227,128
Other comprehensive income	—	—	—	7,696	—	7,696
Exercise of stock options	953	10	21,861	—	—	21,871
Restricted stock issued	1,012	10	(10)	—	—	—
Restricted stock grants surrendered	(952)	(9)	(38,857)	—	—	(38,866)
Stock-based compensation expense	—	—	52,624	—	—	52,624
Employee stock purchase plan	130	1	9,342	—	—	9,343
Stock issued for equity offerings, net of transaction costs	26,336	263	1,689,707	—	—	1,689,970
Balance at December 31, 2020	394,285	$3,943	$4,204,703	$(889)	$1,167,602	$5,375,359
Net income	—	—	—	—	292,564	292,564
Other comprehensive loss	—	—	—	(4,869)	—	(4,869)
Exercise of stock options	206	2	6,339	—	—	6,341
Restricted stock issued	862	8	(7)	—	—	1
Restricted stock grants surrendered	(569)	(7)	(33,307)	—	—	(33,314)
Stock-based compensation expense	—	—	62,585	—	—	62,585
Employee stock purchase plan	152	—	13,005	—	—	13,005
Balance at December 31, 2021	394,936	$3,946	$4,253,318	$(5,758)	$1,460,166	$5,711,672
 (1)Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021.

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income	$292,564	$227,128	$314,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,558	116,944	81,165
Amortization of deferred commissions costs	63,391	60,516	53,421
Amortization of senior notes discount and issuance costs	2,327	1,658	876
Non-cash lease expense	28,485	26,326	22,748
Stock-based compensation expense	63,709	53,450	52,255
Deferred income taxes, net	24,165	(11,530)	8,220
Credit loss expense	10,928	25,212	10,978
Other operating activities, net	(654)	288	105
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(29,630)	(36,118)	(5,014)
Prepaid expenses and other current assets	(14,873)	1,936	(14,244)
Deferred commissions	(72,038)	(64,355)	(66,688)
Accounts payable and other liabilities	(30,051)	100,846	17,751
Lease liabilities	(30,904)	(30,497)	(25,442)
Income taxes payable	5,860	10,352	(577)
Deferred revenue	17,396	2,188	7,911
Other assets	(502)	1,762	(648)
Net cash provided by operating activities	469,731	486,106	457,780

Investing activities:
Proceeds from sale and settlement of investments	—	10,259	—
Proceeds from sale of property and equipment and other assets	612	—	—
Purchase of Richmond assets and other intangibles	(123,764)	—	—
Purchases of property and equipment and other assets	(65,220)	(48,347)	(46,197)
Cash paid for acquisitions, net of cash acquired	(192,971)	(426,075)	(437,556)
Net cash used in investing activities	(381,343)	(464,163)	(483,753)

Financing activities:
Proceeds from long-term debt	—	1,744,210	—
Payments of long-term debt	—	(745,000)	—
Payments of debt issuance costs	—	(16,647)	—
Repurchase of restricted stock to satisfy tax withholding obligations	(33,314)	(38,867)	(27,577)
Proceeds from equity offering, net of transaction costs	—	1,689,971	—
Proceeds from exercise of stock options and employee stock purchase plan	18,046	30,280	25,080
Other financing activities	(411)	(1,650)	(1,657)
Net cash (used in) provided by financing activities	(15,679)	2,662,297	(4,154)

Effect of foreign currency exchange rates on cash and cash equivalents	(1,495)	941	442
Net increase (decrease) in cash and cash equivalents	71,214	2,685,181	(29,685)
Cash, cash equivalents and restricted cash at beginning of year	3,755,912	1,070,731	1,100,416
Cash, cash equivalents and restricted cash at end of year	$3,827,126	$3,755,912	$1,070,731

Supplemental cash flow disclosures:
Interest paid	$31,510	$5,948	$1,998
Income taxes paid	$82,117	$45,783	$68,935

Supplemental non-cash investing and financing activities:
Consideration owed for acquisitions	$60	$793	$1,650
Accrued capital expenditures and non-cash landlord incentives	$2,117	$2,364	$2,160

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

1.ORGANIZATION

CoStar Group, Inc. (the “Company” or “CoStar”) provides information, analytics, online marketplace and auction services to the commercial real estate and related business community through its comprehensive, proprietary database of commercial real estate information and related tools. The Company provides online marketplaces for commercial real estate, apartment rentals, residential real estate, land for sale and businesses for sale, and its services are typically distributed to its clients under subscription-based agreements that typically renew automatically, a majority of which have a term of at least one year. The Company operates within two operating segments, North America, which includes the United States (“U.S.”) and Canada, and International, which primarily includes Europe, Asia-Pacific and Latin America.

On June 24, 2020, the Company acquired Ten-X Holding Company, Inc. and its subsidiaries ("Ten-X"), which operate an online auction platform for commercial real estate. On October 26, 2020, the Company acquired Emporis GmbH, a Germany-based provider of international commercial real estate data and images. On December 22, 2020, the Company acquired Homesnap, Inc. (“Homesnap”), which operates an online mobile software platform for residential real estate agents and brokers. On May 24, 2021, the Company acquired Homes Group, LLC ("Homes.com"), a residential real estate advertising and marketing services company primarily operating through its property listing and marketing portal, Homes.com. On October 1, 2021, the Company acquired Comreal Info, a French société par actions simplifiée ("BureauxLocaux"), the owner and operator of BureauxLocaux, a leading commercial real estate digital marketplace in France. See Note 5 for further discussion of these acquisitions.

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

Revenue Recognition

The Company derives revenues primarily by (i) providing access to its proprietary database of commercial real estate information and (ii) providing online marketplaces for professional property management companies, property owners, real estate agents and brokers and landlords, in each case, typically through a fixed monthly fee for its subscription-based services. Other subscription based-services include (i) real estate and lease management solutions to commercial customers, real estate investors and lenders, (ii) access to applications to manage workflow and advertising and marketing services for residential real estate agents through our acquisitions of Homes.com, which was acquired in May 2021, and Homesnap, which was acquired in December 2020, (iii) benchmarking and analytics for the hospitality industry and (iv) market research, portfolio and debt analysis, management and reporting capabilities. See Note 5 for further discussion of acquisitions.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company also derives revenues from transaction-based services including: (i) an online auction platform for commercial real estate through Ten-X, which was acquired in June 2020, (ii) providing online tenant applications, including background and credit checks, and rental payment processing and (iii) complementary services on an ad hoc basis for our (a) real estate and lease management solutions to commercial customers, real estate investors and lenders, (b) benchmarking and analytics for the hospitality industry and (c) other service offerings.

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

The Company recognizes revenues upon the satisfaction of its performance obligation(s) (upon transfer of control of promised services to its customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those services. Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement. Revenues from transaction-based services are recognized when the promised product or services are delivered, which, in the case of Ten-X auctions, is at the time of a successful closing for the sale of the property.

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

Cost of Revenues

Cost of revenues principally consists of salaries, benefits, bonuses and stock-based compensation expenses and other indirect costs for the Company's researchers who collect and analyze the commercial real estate data that is the basis for the Company's information, analytics and online marketplaces and for employees that support these products. Additionally, cost of revenues includes the cost of data from third-party data sources and costs related to advertising purchased on behalf of customers, credit card and other transaction fees relating to processing customer transactions, which are expensed as incurred, and the amortization of acquired trade names, technology and certain other intangible assets.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other income (expense), net in the consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized a net foreign currency gain of $0.3 million and losses of $0.2 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, which are included in other income (expense), net on the consolidated statement of operations.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax were as follows (in thousands):

	As of December 31,
	2021	2020
Foreign currency translation adjustment	$(5,758)	$(889)
Total accumulated other comprehensive loss	$(5,758)	$(889)
During the year ended December 31, 2020, the Company sold its long-term variable debt instruments with an auction reset feature, referred to as auction rate securities ("ARS"), and reclassified out of accumulated other comprehensive loss a realized loss of $0.5 million to earnings which is included in other income (expense), net in the consolidated statement of operations. There were no amounts reclassified out of accumulated other comprehensive loss to the consolidated statements of operations for the years ended December 31, 2021 and December 31, 2019.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include digital marketing, television, radio, print and other media advertising. Advertising costs were $312 million, $270 million and $168 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

See Note 12 for further discussion of income taxes.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period on a basic and diluted basis. The Company's potentially dilutive securities include outstanding stock options, unvested stock-based awards which include restricted stock awards that vest over a specific service period, restricted stock awards with a performance and market condition, restricted stock units and awards of matching restricted stock units ("Matching RSUs") awarded under the Company's Management Stock Purchase Plan (the “MSPP”). Shares underlying unvested restricted stock awards that vest based on a performance and market condition that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Diluted net income per share

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
considers the impact of potentially dilutive securities except when the inclusion of the potentially dilutive securities would have an anti-dilutive effect. See Note 16 for further discussion of the Company's calculation of net income per share.

Stock-Based Compensation

Equity instruments issued in exchange for services performed by officers, employees and directors of the Company are accounted for using a fair-value based method and the fair value of such equity instruments is recognized as expense in the consolidated statements of operations.

For stock-based awards that vest over a specific service period, compensation expense is measured based on the fair value of the awards at the grant date and is recognized on a straight-line basis over the service period of the awards, net of an estimated forfeiture rate. For equity instruments that vest based on achievement of both a performance and market condition, stock-based compensation expense is recognized over the service period of the awards based on the expected achievement of the related performance conditions at the end of each reporting period. If the Company's initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense and timing may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized and any previously recognized stock-based compensation expense will be reversed. For awards with both a performance and a market condition, the Company estimates the fair value of each equity instrument granted on the date of grant using a Monte-Carlo simulation model. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to calculate the fair value of the awards.

Stock-based compensation expense for stock options, restricted stock awards and restricted stock units issued under equity incentive plans, stock purchases under the Employee Stock Purchase Plan, Deferred Stock Units ("DSUs") and Matching RSUs awarded under the MSPP included in the Company’s statement of operations were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenues	$11,165	$10,879	$9,273
Selling and marketing (excluding customer base amortization)	6,314	5,194	6,809
Software development	12,544	10,325	8,985
General and administrative	33,686	27,706	27,188
Total stock-based compensation expense(1)	$63,709	$54,104	$52,255
__________________________
(1) Stock-based compensation expense for the year ended December 31, 2020 includes $0.7 million of expense related to the cash settlement of stock options in connection with the acquisition of Ten-X. See Note 5 for further discussion.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash, cash equivalents, and restricted cash consisted of the following as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents	$3,827,126	$3,693,813
Restricted cash:
RentPath break fee held in escrow under the terms of the Asset Purchase Agreement	—	58,750
Other restricted cash related to acquisitions	—	3,349
Total restricted cash	—	62,099
Cash, cash equivalents and restricted cash	$3,827,126	$3,755,912

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentration of Credit Risk and Financial Instruments

The Company’s customer base creates a lack of dependence on any individual customer that mitigates the risk of nonpayment of the Company’s accounts receivable. No single customer accounted for more than 5% of the Company’s revenues for each of the years ended December 31, 2021, 2020 and 2019. The carrying amount of the accounts receivable approximates the net realizable value.

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

Allowance for Credit Losses

The Company maintains an allowance for credit losses to cover its current expected credit losses ("CECL") on its trade receivables and contract assets arising from the failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write off trends. Based on the Company’s experience, the customer's delinquency status, which is analyzed periodically, is the strongest indicator of the credit quality of the underlying trade receivables. The Company’s policy is to write-off trade receivables when they are deemed uncollectible. A majority of the Company's trade receivables are less than 365 days outstanding.

Under the CECL impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on five portfolio segments. The determination of portfolio segments is based primarily on the qualitative consideration of the nature of the Company’s business operations and the characteristics of the underlying trade receivables, as follows:

•CoStar Portfolio Segment - The CoStar portfolio segment consists of two classes of trade receivables based on geographical location: North America and International.

•Information Services Portfolio Segment - The Information Services portfolio segment consists of four classes of trade receivables: CoStar Real Estate Manager; Information Services, North America; STR, US; and STR, International.

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

In determining the amount of lease payments used in measuring ROU assets and lease liabilities, the Company has elected the practical expedient not to separate non-lease components from lease components for all classes of underlying assets. Consideration deemed part of the lease payments used to measure ROU assets and lease liabilities generally includes fixed payments and variable payments based on either an index or a rate, offset by lease incentives. Upon commencement, the initial ROU asset also includes any lease prepayments. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The rates implicit within the Company's leases are generally not determinable. Therefore, the Company's incremental borrowing rate is used to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment and is determined at lease commencement, or as of January 1, 2019 for operating leases in existence upon adoption of the new lease standard. The incremental borrowing rate is subsequently reassessed upon a modification to the lease arrangement.

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
Qualifying internal-use software costs incurred during the application development stage, which consist primarily of internal product development costs, outside services and purchased software license costs are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. In the fourth quarter of 2021, the Company began removing fully depreciated property and equipment from the cost and accumulated depreciation amounts disclosed.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired technology and data, customer base assets, trade names and other intangible assets are related to the Company’s acquisitions. Acquired technology and data is amortized on a straight-line basis over periods ranging from one year to eight years. Acquired intangible assets characterized as customer base assets consist of acquired customer contracts and the related customer relationships and are amortized over periods ranging from five years to thirteen years. Acquired customer bases are amortized on an accelerated or straight-line basis depending on the expected economic benefit of the intangible asset. Acquired trade names and other intangible assets are amortized on a straight-line basis over periods ranging from one year to fifteen years. In the fourth quarter of 2021, the Company began removing fully amortized intangible assets from the cost and accumulated amortization amounts disclosed.

Goodwill represents the future economic benefits arising from a business combination and is calculated as the excess of the purchase consideration paid in a business combination over the fair value of the net identifiable assets acquired. Goodwill is not amortized, but instead is assigned to each of the Company's reporting units and tested for impairment at least annually, on October 1, or more frequently if an event or other circumstance indicates that the fair value of a reporting unit may be below its carrying amount. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company then determines the fair value of each reporting unit. The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates including the discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company's forecasts, business plans, economic projections and anticipated future cash flows. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.

See Notes 5, 9 and 10 for further discussion of acquisitions, goodwill and intangible assets, respectively.

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

See Note 11 for further discussion of the Company's 2020 Credit Agreement and Senior Notes issuance.

Business Combinations

The Company allocates the purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed and equity interests issued, after considering any transactions that are separate from the business combination. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The Company applies significant assumptions, estimates and judgments in determining the fair value of assets acquired and liabilities assumed on the acquisition date, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology and acquired trade names, useful lives, royalty rates and discount rates. Any adjustments to provisional amounts that are identified during the measurement period are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In the fourth quarter of 2021, the Company adopted ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance requires contract assets and liabilities acquired or assumed in an acquisition be measured in accordance with the accounting framework for revenue from contracts with customers as if the Company had originated the acquired contract. This is an exception to the general requirement to measure assets acquired and liabilities assumed at their fair value on the acquisition date. The Company applied this revised guidance to all acquisitions in the year ended December 31, 2021. The application of this guidance to contract assets and contract liabilities acquired or assumed in connection with the Company's acquisitions for the year ended December 31, 2021 did not have a material impact on the Company's consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

On March 12, 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Accounting Standards Codification (“ASC”) 848 contains optional expedients and exceptions for applying GAAP to debt, contracts, hedging relationships and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied to all contracts that are accounted for under a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. This guidance is effective for fiscal years beginning after January 1, 2021, including interim periods within those fiscal years. The Company's 2020 Credit Agreement provides for a $750 million revolving credit facility and a letter of credit sublimit of $20 million, with interest rates benchmarked to LIBOR. As of December 31, 2021, no amounts were issued or drawn under this facility. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Revenue

The Company provides information, analytics and online marketplaces to the commercial real estate industry, hospitality industry, residential industry and related professionals. The revenues by operating segment and type of service consist of the following (in thousands):

	Year Ended December 31,
	2021			2020			2019
	North America	International	Total	North America	International	Total	North America	International	Total
CoStar	$686,948	$35,873	$722,821	$634,205	$30,530	$664,735	$590,222	$27,576	$617,798
Information services	113,723	27,932	141,655	104,117	25,953	130,070	76,950	11,496	88,446
Multifamily	678,680	—	678,680	598,555	—	598,555	490,631	—	490,631
LoopNet(1)	204,816	2,695	207,511	179,371	434	179,805	149,400	580	149,980
Residential(1)	74,583	—	74,583	—	—	—	—	—	—
Other Marketplaces(1)	118,885	—	118,885	85,854	—	85,854	52,864	—	52,864
Total revenues	$1,877,635	$66,500	$1,944,135	$1,602,102	$56,917	$1,659,019	$1,360,067	$39,652	$1,399,719
(1) As of September 30, 2021, Commercial Property and Land revenue has been further disaggregated into LoopNet, Residential and Other Marketplaces. Prior period amounts have been adjusted to reflect this presentation.

Deferred Revenue

Changes in deferred revenue for the period were as follows (in thousands):

Balance at December 31, 2020(1)	$77,363
Revenue recognized in the current period from the amounts in the beginning balance	(74,578)
New deferrals, net of amounts recognized in the current period	94,143
Effects of foreign currency	(204)
Balance at December 31, 2021(2)	$96,724
__________________________
(1) Deferred revenue was comprised of $74.9 million of current liabilities and $2.5 million of noncurrent liabilities classified within lease and other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2020.
(2) Deferred revenue was comprised of $95.5 million of current liabilities and $1.2 million of noncurrent liabilities classified within lease and other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2021. This balance includes $2.2 million of net new deferrals recognized in connection with business acquisitions made in 2021. See Note 5 for further discussion of acquisitions.

Contract Assets

The Company had contract assets of $9 million as of December 31, 2021 and December 31, 2020, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Current contract assets are included in prepaid expenses and other current assets and non-current contract assets are included in deposits and other assets on the Company's consolidated balance sheets.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Commissions

Commissions expense is included in selling and marketing expense in the Company's consolidated statements of operations. The Company determined that no deferred commissions were impaired as of December 31, 2021 and December 31, 2020. Commissions expense activity for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Commissions incurred	$117,391	$97,183	$87,043
Commissions capitalized in the current period	(72,038)	(64,355)	(66,688)
Amortization of deferred commissions costs	63,391	60,516	53,421
Total commissions expense	$108,744	$93,344	$73,776

See Note 2 for the Company's policy on accounting for commissions.

Unsatisfied Performance Obligations

Remaining contract consideration for which revenue had not been recognized due to unsatisfied performance obligations was $315 million as of December 31, 2021.which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.ALLOWANCE FOR CREDIT LOSSES

The following table details the activity related to the allowance for credit losses for trade receivables by portfolio segment (in thousands):

	Year Ended December 31, 2021
	CoStar	Information services	Multifamily	LoopNet(3)	Other Marketplaces(3)	Total
Beginning balance at December 31, 2020	$5,531	$2,739	$4,387	$1,667	$786	$15,110
Current-period provision (release) for expected credit losses(1), (2)	5,699	(392)	3,057	2,564	—	10,928
Write-offs charged against the allowance, net of recoveries and other	(5,850)	(527)	(4,051)	(2,263)	27	(12,664)
Ending balance at December 31, 2021	$5,380	$1,820	$3,393	$1,968	$813	$13,374
________________________
(1) Credit loss expense is included in general and administrative expenses on the consolidated statement of operations.
(2) Credit loss expense related to contract assets was not material for the year ended December 31, 2021.
(3) Amounts previously disclosed in the Commercial Property and Land portfolio segment have been further disaggregated into the LoopNet, Residential and Other Marketplaces portfolio segments. The majority of the Residential portfolio segment revenue is e-commerce based and does not result in accounts receivable.

	Year Ended December 31, 2020
	CoStar	Information services	Multifamily	LoopNet(3)	Other Marketplaces(3)	Total
Beginning balance at December 31, 2019	$1,264	$624	$1,195	$576	$889	$4,548
Current-period provision for expected credit losses(1), (2)	11,622	2,649	7,644	3,213	84	25,212
Write-offs charged against the allowance, net of recoveries and other	(7,355)	(534)	(4,452)	(2,122)	(187)	(14,650)
Ending balance at December 31, 2020	$5,531	$2,739	$4,387	$1,667	$786	$15,110
________________________
(1) Credit loss expense is included in general and administrative expenses on the consolidated statement of operations.
(2) Credit loss expense related to contract assets was not material for the year ended December 31, 2020.
(3) Amounts previously disclosed in the Commercial Property and Land portfolio segment have been further disaggregated into the LoopNet, Residential and Other Marketplaces portfolio segments. The majority of the Residential portfolio segment revenue is e-commerce based and does not result in accounts receivable.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    ACQUISITIONS

BureauxLocaux

On October 1, 2021, CoStar UK Limited, a wholly owned subsidiary of the Company, M.A.J.E. Marketing & Strategie and an individual entered into a Share Sale and Purchase Agreement pursuant to which the Company acquired all of the share capital interests in Comreal Info, a French société par actions simplifiée, the owner and operator of BureauxLocaux, a leading commercial real estate digital marketplace in France, for a base purchase price of €35 million ($41 million) in cash, subject to customary working capital and other post-closing adjustments which were settled in the fourth quarter of 2021. As part of the acquisition, the Company recorded goodwill and intangibles assets of $27 million and $18 million, respectively, in the Company's International operating segment. The net assets of BureauxLocaux were recorded at their estimated fair value. The purchase price allocation is preliminary, subject primarily to the Company's assessment of certain tax matters and contingencies.

Homes.com

On April 14, 2021, Landmark Media Enterprises, LLC (“Landmark”), Homes Group, LLC and CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of the Company entered into a securities purchase agreement, pursuant to which the Company agreed to acquire all of the outstanding equity interests in Homes.com from Landmark for a purchase price of $150 million in cash, subject to customary working capital and other post-closing adjustments. The Company's acquisition of Homes.com closed on May 24, 2021. The securities purchase agreement required an initial payment of $148 million, net of estimated working capital adjustments, at the time of closing, with the remainder of the purchase price payable four months following the acquisition date, subject to offset for adjustments to the purchase price after final determination of closing net working capital. These amounts were settled in the third quarter of 2021 resulting in total consideration of $152 million. Homes.com is a residential real estate advertising and marketing services company primarily operating through its property listing and marketing portal, Homes.com.

The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

	Preliminary: May 24, 2021	Measurement Period Adjustments	Updated Preliminary: May 24, 2021
Cash, cash equivalents and restricted cash	$—	$—	$—
Accounts receivable	1,798	—	1,798
Lease right-of-use assets	371	—	371
Goodwill	88,132	342	88,474
Intangible assets	53,400	—	53,400
Deferred tax assets	11,171	93	11,264
Lease liabilities	(371)	—	(371)
Deferred revenue	(1,086)	(435)	(1,521)
Other assets and liabilities	(1,240)	—	(1,240)
Fair value of identifiable net assets acquired	$152,175	$—	$152,175

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Customer base	$32,000	8	Accelerated
Trade name	21,000	15	Straight-line
Technology	400	2	Straight-line
Total intangible assets	$53,400

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Homes.com acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with Homes.com operations; and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $88 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment, of which $20 million is expected to be deductible for income tax purposes.

As of December 31, 2021, transaction costs associated with the Homes.com acquisition were not material. In addition, the Company paid $5 million into a cash escrow account for stay bonuses for certain Homes.com employees and recognized compensation expense for the stay bonus over the six month post-combination period. Upon acquisition, the Company assessed the probability Homes.com would be required to pay certain state tax liabilities and recorded an accrual of $7 million determined in accordance with the provisions of ASC 450, “Contingencies,” as the fair value was not determinable. Landmark has agreed to indemnify the Company for tax liabilities related to periods prior to the acquisition and an indemnification asset was established for $7 million in the purchase price allocation.

Homesnap

On December 22, 2020, pursuant to the Agreement and Plan of Merger, dated November 20, 2020, by and among CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“CRI”), Snapped Halo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of CRI (“Merger Sub”), and Homesnap, Inc., a Delaware corporation, Merger Sub was merged with and into Homesnap (the “Homesnap Merger”), with Homesnap surviving the merger as a wholly-owned subsidiary of CRI. In connection with the Homesnap Merger, the Company acquired all of the issued and outstanding equity interests in Homesnap for a purchase price of $250 million in cash. Homesnap is an industry-leading online and mobile software platform that provides user-friendly applications to optimize residential real estate agent workflow and reinforce the agent-client relationship. Homesnap has relationships, data, software and tools for residential real estate professionals that are complementary to CoStar Group’s existing offerings. The acquisition of Homesnap enabled CoStar Group to enter the residential real estate market and expand the markets in which the Company competes.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

Final: December 22, 2020
Cash, cash equivalents and restricted cash	$10,225
Accounts receivable	662
Lease right-of-use assets	3,437
Goodwill	184,371
Intangible assets	67,000
Deferred tax assets, net	(2,778)
Lease liabilities	(3,375)
Deferred revenue	(4,000)
Other assets and liabilities	(5,188)
Fair value of identifiable net assets acquired	$250,354
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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Homesnap acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with Homesnap's operations; and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $184 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment. Goodwill recognized is not deductible for income tax purposes.

Transaction costs associated with the Homesnap acquisition were not material.

Ten-X

On June 24, 2020, pursuant to the Agreement and Plan of Merger, dated May 13, 2020, by and among CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“CRI”), Crescendo Sub, Inc., a Delaware corporation and wholly-owned subsidiary of CRI (“Merger Sub”), Ten-X Holding Company, Inc., a Delaware corporation ("Ten-X Holding"), and Thomas H. Lee Equity Fund VII L.P., a Delaware limited partnership, solely in its capacity as representative thereunder, Merger Sub was merged with and into Ten-X Holding (the “Merger”), with Ten-X Holding surviving the Merger as a wholly-owned subsidiary of CRI. In connection with the Merger, the Company acquired all of the issued and outstanding equity interests in Ten-X Holding and Ten-X Holding's subsidiaries for a purchase price of $188 million in cash. Ten-X operates an online auction platform for commercial real estate. The Ten-X acquisition is expected to enable the

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company to create an end-to-end commercial real estate platform, combining LoopNet and the Company's online audience of buyers with Ten-X’s leadership in online auctions for performing and distressed assets.

The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

Final: June 24, 2020
Cash and cash equivalents	$3,290
Accounts receivable	131
Lease right-of-use assets	4,945
Goodwill	134,322
Intangible assets	58,000
Lease liabilities	(4,945)
Deferred tax liabilities, net	(2,981)
Other assets and liabilities	(5,047)
Fair value of identifiable net assets acquired	$187,715
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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Ten-X acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with Ten-X's operations; and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $134 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment. Goodwill recognized is not deductible for income tax purposes.

The transaction costs associated with the Ten-X acquisition were not material. The Company paid $3 million in incentive compensation to Ten-X employees negotiated as part of the acquisition, and this expense was recognized in the post-combination period.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pro Forma Financial Information (unaudited)

The unaudited pro forma financial information presented below summarizes the combined results of operations for the Company, Ten-X and Homesnap as though the companies were combined as of January 1, 2019, and the Company and Homes.com as though the companies were combined as of January 1, 2020. The impact of the October 2021 BureauxLocaux acquisition on the pro forma financial information was not material and therefore was not included. The unaudited pro forma financial information for all periods presented includes amortization charges from acquired intangible assets, retention compensation, as referenced above, and the related tax effects, along with certain other accounting effects, but excludes the impacts of any expected operational synergies. The unaudited pro forma financial information, as presented below, is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place on January 1, 2019 for Ten-X and Homesnap and January 1, 2020 for Homes.com.

The unaudited pro forma financial information for the years ended December 31, 2021, 2020 and 2019 combines the historical results of the Company, Ten-X, Homesnap and Homes.com for the periods prior to the respective acquisition dates, and the effects of the pro forma adjustments listed above.
The unaudited pro forma financial information, in aggregate, was as follows (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Revenue	$1,962,102	$1,758,612	$1,483,218
Net income	$286,718	$197,994	$271,789
Net income per share - basic	$0.74	$0.52	$0.75
Net income per share - diluted	$0.73	$0.51	$0.74
The impact of the Homes.com acquisition on the Company's revenues and net income in the consolidated statements of operations from May 24, 2021 through December 31, 2021 was an increase of $14 million and a decrease of $23 million, respectively. The impact of the Ten-X acquisition on the Company's revenues and net income in the consolidated statements of operations from June 24, 2020 through December 31, 2020 was an increase of $32 million and a decrease of $10 million, respectively. The impact of the Homesnap acquisition on the Company's revenues and net income in the consolidated statements of operations from December 22, 2020 through December 31, 2020 was not material.

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

The Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $3.0 billion and $3.4 billion as of December 31, 2021 and December 31, 2020, respectively. The Company had no Level 2 or Level 3 financial assets measured at fair value.

The Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, accrued expenses and senior notes. The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of December 31, 2021 and December 31, 2020. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $1.0 billion as of December 31, 2021 and December 31, 2020.

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

Lease costs related to the Company's operating leases included in the consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease costs:
Cost of revenues	$10,110	$11,632	$11,407
Software development	6,947	6,020	4,209
Selling and marketing (excluding customer base amortization)	11,911	10,356	8,678
General and administrative	5,911	4,827	3,299
Total operating lease costs	$34,879	$32,835	$27,593
The impact of lease costs related to finance leases and short-term leases was not material for the years ended December 31, 2021, 2020 and 2019.

Supplemental balance sheet information related to operating leases was as follows (in thousands):

		Year Ended December 31,
Balance	Balance Sheet Location	2021	2020
Operating lease liabilities		$134,150	$148,975
Less: imputed interest		(8,512)	(10,998)
Present value of lease liabilities		125,638	137,977
Less: current portion of lease liabilities	Lease liabilities	26,268	32,648
Long-term lease liabilities	Lease and other long-term liabilities	$99,370	$105,329

Weighted-average remaining lease term in years		4.0	4.0
Weighted-average discount rate		3.1%	3.6%
Balance sheet information related to finance leases was not material as of December 31, 2021 and December 31, 2020.

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$37,298	$37,006	$30,287

ROU assets obtained in exchange for lease obligations:
Operating leases	$34,247	$19,746	$22,629

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$75,634	$80,963
Furniture, office equipment and vehicles	47,540	68,587
Computer hardware and software	30,179	86,755
Aircrafts	68,670	28,561
Land	38,774	24,642
Buildings	96,496	2,970
Property and equipment, gross	357,293	292,478
Accumulated depreciation and amortization	(85,862)	(166,153)
Property and equipment, net	$271,431	$126,325
Depreciation expense for property and equipment was approximately $29 million, $29 million and $26 million, for the years ended December 31, 2021, 2020 and 2019, respectively. In 2021, the Company removed $107 million of property and equipment which was fully depreciated from property and equipment, gross and accumulated depreciation and amortization, which had no net impact on the Company's financial results.

9.    GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2019	$1,738,360	$143,660	$1,882,020
Acquisitions, including measurement period adjustments(1)	347,134	1,273	348,407
Effect of foreign currency translation	—	5,572	5,572
Goodwill, December 31, 2020	2,085,494	150,505	2,235,999
Acquisitions, including measurement period adjustments(2)	60,352	27,441	87,793
Effect of foreign currency translation	—	(2,777)	(2,777)
Goodwill, December 31, 2021	$2,145,846	$175,169	$2,321,015
__________________________
(1) North America goodwill for the year ended December 31, 2020 includes goodwill recorded in connection with the acquisitions of Ten-X and Homesnap of $135.7 million and $211.1 million, respectively, as well as STR measurement period adjustments to goodwill of $0.3 million. International goodwill for the year ended December 31, 2020 includes goodwill recorded in connection with the acquisition of Emporis GmbH of $1.2 million and STR measurement period adjustments of $0.1 million.
(2) North America goodwill for the year ended December 31, 2021 includes goodwill recorded in connection with the acquisition of Homes.com of $88.5 million, offset by measurement period adjustments of $1.4 million for Ten-X and $26.7 million for Homesnap recorded during the year ended December 31, 2021 primarily related to the measurement of the fair value of Homesnap customer relationships in the first quarter of 2021. International goodwill recorded in connection with the acquisition of BureauxLocaux was $27.4 million. See Note 5 for further discussion.
Of the goodwill generated from acquisitions completed in 2021, $20 million is expected to be deductible for tax purposes. Goodwill generated from acquisitions completed in 2020 was not deductible for tax purposes.
No impairments of the Company's goodwill were recognized during the years ended December 31, 2021, 2020 and 2019.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.    INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	December 31,		Weighted- Average Amortization Period (in years)
	2021	2020
Acquired technology and data	$41,979	$131,551	6
Accumulated amortization	(15,333)	(97,791)
Acquired technology and data, net	26,646	33,760

Acquired customer base	569,666	545,643	10
Accumulated amortization	(319,039)	(296,758)
Acquired customer base, net	250,627	248,885

Acquired trade names and other intangible assets	262,136	249,465	13
Accumulated amortization	(103,747)	(105,365)
Acquired trade names and other intangible assets, net	158,389	144,100

Intangible assets, net	$435,662	$426,745

Amortization expense for intangible assets was approximately $104 million, $88 million and $55 million for the years ended December 31, 2021, 2020 and 2019, respectively. In 2021, the Company removed $171 million of intangible assets that were fully amortized from the acquired intangible assets and accumulated amortization, which had no net impact on the Company's financial results.

In the aggregate, the Company expects the future amortization expense for intangible assets existing as of December 31, 2021 to be approximately $87 million, $71 million, $59 million, $47 million and $39 million for the years ending December 31, 2022, 2023, 2024, 2025 and 2026, respectively.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No impairments of the Company's intangible assets were recognized during the years ended December 31, 2021, 2020 and 2019.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.    LONG-TERM DEBT

The table below presents the components of outstanding debt (in thousands):

	December 31, 2021	December 31, 2020
2.800% Senior Notes due July 15, 2030	$1,000,000	$1,000,000
2020 Credit Agreement, due July 1, 2025	—	—
Total face amount of long-term debt	1,000,000	1,000,000
Senior notes unamortized discount and issuance costs	(12,056)	(13,285)
Long-term debt, net	$987,944	$986,715
Senior Notes

On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030 (the “Senior Notes”). The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears beginning on January 15, 2021. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes), and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries and contain covenants, events of default and other customary provisions for which the Company was in compliance with as of December 31, 2021.

Revolving Credit Facility

On July 1, 2020, the Company also entered into a second amended and restated credit agreement (the "2020 Credit Agreement"), which amended and restated in its entirety the then-existing credit agreement originally entered into on April 1, 2014 and amended and restated on October 19, 2017 (the “2017 Credit Agreement”). The 2020 Credit Agreement provides for a $750 million revolving credit facility with a term of five years (maturing July 1, 2025) and a letter of credit sublimit of $20 million from a syndicate of financial institutions as lenders and issuing banks. A commitment fee of 0.25% to 0.30% per annum, depending on the Total Leverage Ratio (defined in 2020 Credit Agreement), is payable quarterly in arrears based on the unused revolving commitment.

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2020 Credit Agreement includes covenants, including ones that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) merge and consolidate with other companies, (ii) incur indebtedness, (iii) grant liens or security interests on assets, (iv) make investments, acquisitions, loans or advances, (v) pay dividends and (vi) sell or otherwise transfer assets. During any period of time that the Company has obtained and maintained a corporate investment grade rating from at least two designated rating agencies and no Event of Default is continuing, the Company will not be subject to certain of these covenants such as restrictions on the ability to incur indebtedness (such period, a “Covenant Suspension Period”). As of December 31, 2021, the Company is in a Covenant Suspension Period. The 2020 Credit Agreement also requires the Company to maintain a Total Leverage Ratio (as defined in the 2020 Credit Agreement) not exceeding 4.50 to 1.00. The Company was in compliance with the covenants in the 2020 Credit Agreement as of December 31, 2021.

As of December 31, 2021, the Company had not drawn any amounts under this facility.
The Company had $3.8 million and $4.9 million of deferred debt issuance costs as of December 31, 2021 and December 31, 2020, respectively, in connection with the 2020 Credit Agreement. These amounts are included in deposits and other assets on the Company's consolidated balance sheets.
For the years ended December 31, 2021, 2020 and 2019 the Company recognized interest expense as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest on outstanding borrowings	$28,000	$18,509	$—
Amortization of senior notes discount and issuance costs	2,327	1,658	874
Commitment fees and other	1,989	1,627	1,741
Total interest expense	$32,316	$21,794	$2,615

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.    INCOME TAXES

The components of the provision for income taxes attributable to operations consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$61,290	$43,461	$53,039
State	24,618	11,726	13,422
Foreign	1,331	195	1,305
Total current	87,239	55,382	67,766
Deferred:
Federal	22,859	(9,599)	6,881
State	8,467	(926)	2,424
Foreign	(7,161)	(1,005)	(1,085)
Total deferred	24,165	(11,530)	8,220
Total provision for income taxes	$111,404	$43,852	$75,986

The components of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Allowance for credit losses	$3,601	$3,698
Accrued compensation	3,913	4,934
Stock compensation	18,956	15,289
Net operating losses	45,835	38,498
Accrued reserve and other	4,134	5,900
Lease liabilities	28,306	34,758
Research and development credits	5,812	6,059
Accrued transaction fees	—	13,334
Total deferred tax assets, prior to valuation allowance	110,557	122,470

Valuation allowance	(5,694)	(11,170)
Total deferred tax assets, net of valuation allowance	104,863	111,300

Deferred tax liabilities:
Deferred commission costs, net	(25,700)	(23,691)
Lease right-of-use assets	(22,574)	(27,168)
Prepaid expenses	(2,569)	(2,384)
Property and equipment, net	(21,827)	(13,078)
Intangible assets, net	(125,815)	(112,987)
Total deferred tax liabilities	(198,485)	(179,308)

Net deferred tax assets (liabilities)	$(93,622)	$(68,008)
For the years ended December 31, 2021 and 2020, the Company has not recognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries that were deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021 and 2020, a valuation allowance has been established for certain deferred tax assets due to the uncertainty of realization. The valuation allowance as of December 31, 2021 and 2020 includes an allowance for acquired net operating losses and foreign deferred tax assets.

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

The Company’s change in valuation allowance was a decrease of approximately $5.5 million for the year ended December 31, 2021 and a decrease of approximately $2.4 million for the year ended December 31, 2020. The decrease for the year ended December 31, 2021 is primarily due to an international restructuring. The decrease for the year ended December 31, 2020 is primarily due to the removal of the valuation allowance for the Washington, D.C. qualified high technology company tax credits which expired in 2020, partially offset by an increase in the valuation allowance for acquired net operating losses.

The Company had U.S. income before income taxes of approximately $409 million, $291 million and $403 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company had foreign losses before income taxes of approximately $5 million, $20 million and $12 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Expected federal income tax provision at statutory rate	$84,833	$56,906	$82,099
State income taxes, net of federal benefit	21,012	11,409	14,884
(Decrease) in valuation allowance	(4,995)	(4,848)	(693)
Research credits	(13,070)	(14,322)	(12,188)
Excess tax benefit	(10,933)	(21,038)	(15,282)
Tax reserves	(12,787)	4,762	3,135
Nondeductible compensation	10,369	5,949	1,777
International restructuring	34,854	—	—
Other adjustments	2,121	5,034	2,254
Income tax expense	$111,404	$43,852	$75,986

The Company has net operating loss carryforwards for international income tax purposes of approximately $41 million which do not expire. The Company has federal net operating loss carryforwards of approximately $151 million which begin to expire in 2029, state net operating loss carryforwards with a tax value of approximately $5 million which begin to expire in 2029 and state income tax credit carryforwards with a tax value of approximately $6 million primarily relating to state research and development credits which do not expire. The Company realized a cash benefit relating to the use of its tax loss carryforwards of approximately $14 million, $5 million and $6 million in December 31, 2021, 2020 and 2019, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Unrecognized tax benefit as of December 31, 2018	$22,372
Increase for current year tax positions	3,487
Increase for prior year tax positions	440
Expiration of the statute of limitation for assessment of taxes	(832)
Unrecognized tax benefit as of December 31, 2019	25,467
Increase for current year tax positions	4,213
Increase for prior year tax positions	452
Expiration of the statute of limitation for assessment of taxes	(1,259)
Unrecognized tax benefit as of December 31, 2020	28,873
Increase for current year tax positions	3,024
Decrease for prior year tax positions	(5,353)
Decrease for settlements with taxing authorities	(9,924)
Expiration of the statute of limitation for assessment of taxes	(1,866)
Unrecognized tax benefit as of December 31, 2021	$14,754
    Approximately $15 million and $29 million of the unrecognized tax benefits as of December 31, 2021 and 2020, respectively, would favorably affect the annual effective tax rate if recognized in future periods. The increase for current year tax positions of $3 million, decrease for prior year tax positions of $5 million and decrease for settlements with taxing authorities of $10 million for the year ended December 31, 2021 are primarily attributable to research credits. The decrease for expiration of the statute of limitation of $2 million for the year ended December 31, 2021 is attributable to research credits and state apportionment reserves. The Company reversed $0.4 million and recognized $0.4 million and $0.2 million for interest and penalties in its consolidated statement of operations for the years ended December 31, 2021, 2020 and 2019 respectively. The Company had liabilities of $0.6 million, $1.0 million $0.6 million for interest and penalties in its consolidated balance sheets as of December 31, 2021, 2020 and 2019, respectively. The Company does not anticipate the amount of the unrecognized tax benefits will change significantly over the next twelve months.

The Company is subject to taxation in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company’s federal income tax returns for tax years 2013 through 2016 and 2018 through 2020 remain open to examination. The Company is under Internal Revenue Service examination for tax years 2013, 2014 and 2016 related to the research and development credit. Most of the Company’s state income tax returns for tax years 2018 through 2020 remain open to examination. For states that have a four-year statute of limitations, the state income tax returns for tax years 2017 through 2020 remain open to examination. The Company’s U.K. income tax return for tax year 2020 remains open to examination. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    COMMITMENTS AND CONTINGENCIES

The following summarizes our significant contractual obligations, including related payments due by period, as of December 31, 2021 (in thousands):

Year Ending December 31,	Operating lease obligations	Long-term debt principal payments	Long-term debt principal interest payments
2022	$29,678	$—	$28,000
2023	36,477	—	28,000
2024	32,808	—	28,000
2025	16,051	—	28,000
2026	7,235	—	28,000
Thereafter	11,901	1,000,000	112,000
Total	$134,150	$1,000,000	$252,000

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

14.    SEGMENT REPORTING

Segment Information

The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific and Latin America. Management relies on an internal management reporting process that provides revenue and operating segment net income before interest (expense) income, net, other income (expense), net, loss on debt extinguishment, income taxes, depreciation and amortization (“EBITDA”). Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company’s operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized EBITDA information by operating segment consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
North America	$557,125	$410,852	$451,699
International	7,856	(4,706)	(6,987)
Total EBITDA	$564,981	$406,146	$444,712

The reconciliation of net income to EBITDA consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$292,564	$227,128	$314,963
Amortization of acquired intangible assets in cost of revenues	28,809	25,675	21,357
Amortization of acquired intangible assets in operating expenses	74,817	62,457	33,995
Depreciation and other amortization	29,018	28,812	25,813
Interest expense (income), net	31,621	17,395	(16,742)
Other (income) expense, net	(3,252)	827	(10,660)
Income tax expense	111,404	43,852	75,986
EBITDA	$564,981	$406,146	$444,712

Summarized information by operating segment consists of the following (in thousands):

	December 31,
	2021	2020
Property and equipment, net
North America	$269,792	$123,634
International	1,639	2,691
Total property and equipment, net	$271,431	$126,325

Goodwill
North America	$2,145,846	$2,085,494
International	175,169	150,505
Total goodwill	$2,321,015	$2,235,999

Assets
North America	$6,976,752	$6,674,974
International	280,119	240,446
Total assets	$7,256,871	$6,915,420

Liabilities
North America	$1,502,497	$1,496,894
International	42,702	43,167
Total liabilities	$1,545,199	$1,540,061

15.    STOCKHOLDER'S EQUITY

Preferred Stock

The Company has 2 million shares of preferred stock, $0.01 par value, authorized for issuance as of December 31, 2021. The Board of Directors may issue the preferred stock from time to time as shares of one or more classes or series.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Stock

The Company has 1.2 billion shares of common stock, $0.01 par value, authorized for issuance. Dividends may be declared and paid on the common stock, subject in all cases to the rights and preferences of the holders of preferred stock and authorization by the Board of Directors. In the event of liquidation or winding up of the Company and after the payment of all preferential amounts required to be paid to the holders of any series of preferred stock, any remaining funds shall be distributed among the holders of the issued and outstanding common stock.

Common Stock Split

At the Company's 2021 Annual Meeting of Stockholders in June 2021, upon the recommendation of the Company's Board of Directors, the Company's stockholders approved the adoption of the Company's Fourth Amended and Restated Certificate of Incorporation, which increased the total number of shares of common stock that the Company is authorized to issue from 60 million to 1.2 billion. The Fourth Amended and Restated Certificate of Incorporation became effective on June 7, 2021. On June 7, 2021, the Board of Directors approved a ten-for-one stock split of the Company's outstanding shares of common stock to be effected in the form of a stock dividend. Each stockholder of record on June 17, 2021 received a dividend of nine additional shares of common stock for each then-held share, distributed after close of trading on June 25, 2021. The par value of the Company's common stock remained $0.01 per share. All applicable share and per-share amounts in the consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the impact of the stock split.

Equity Offering

On May 28, 2020, the Company completed a public equity offering of 26.3 million shares of common stock for $65.50 per share. Net proceeds from the public equity offering were approximately $1.7 billion, after deducting approximately $35 million of underwriting fees, commissions and other stock issuance costs. The Company intends to use the net proceeds from the sale of the securities to fund all or a portion of the costs of any strategic acquisitions it pursues in the future, to finance the growth of its business and for working capital and other general corporate purposes. General corporate purposes may include additions to working capital, capital expenditures, repayment of debt, investments in the Company’s subsidiaries and the repurchase, redemption or retirement of securities, including the Company’s common stock.

16.    NET INCOME PER SHARE

The following table sets forth the calculation of basic and diluted net income per share (in thousands except per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$292,564	$227,128	$314,963
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	392,210	380,726	363,096
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	1,950	2,540	3,205
Denominator for diluted net income per share — weighted-average outstanding shares	394,160	383,266	366,301

Net income per share — basic(1)	$0.75	$0.60	$0.87
Net income per share — diluted(1)	$0.74	$0.59	$0.86
 (1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021.
The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in thousands):

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2021	2020	2019
Performance-based restricted stock awards(1)	415	526	600
Anti-dilutive securities(1)	373	540	425
 (1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021.

17.    EMPLOYEE BENEFIT PLANS

Stock Incentive Plans

In April 2007, the Company’s Board of Directors adopted the CoStar Group, Inc. 2007 Stock Incentive Plan (as amended, the “2007 Plan”), subject to stockholder approval, which was obtained on June 7, 2007. In April 2016, the Company’s Board of Directors adopted the CoStar Group, Inc. 2016 Stock Incentive Plan (as amended, the “2016 Plan”), subject to stockholder approval, which was obtained on June 9, 2016. All shares of common stock that were authorized for issuance under the 2007 Plan that, as of June 9, 2016, remained available for issuance under the 2007 Plan (excluding shares subject to outstanding awards) were rolled into the 2016 Plan and, as of that date, no shares of common stock were available for new awards under the 2007 Plan. The 2007 Plan continues to govern vested unexercised stock options issued prior to June 9, 2016. Upon the occurrence of a Change of Control, as defined in the 2007 Plan, all outstanding unexercisable options under the 2007 Plan immediately become exercisable.

The 2016 Plan provides for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights to officers, directors and employees of the Company and its subsidiaries. Stock options granted under the 2016 Plan may be non-qualified or may qualify as incentive stock options. Except in limited circumstances related to a merger or other acquisition, the exercise price for an option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period for each grant of options, restricted stock, restricted stock units and stock appreciation rights under the 2016 Plan is determined by the Board of Directors or a committee thereof and is generally three to four years, subject to minimum vesting periods for restricted stock and restricted stock units of at least one year. In some cases, vesting of awards under the 2016 Plan may be based on performance conditions. The Company initially reserved approximately 22.7 million shares of common stock for issuance under the 2016 Plan, which included shares of common stock that were authorized and remained available for issuance under the 2007 Plan as of June 9, 2016. Any shares of common stock subject to (a) outstanding awards under the 2007 Plan as of June 9, 2016 or (b) outstanding awards under the 2016 Plan after June 9, 2016, that cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised or settled in vested and nonforfeitable shares) will become authorized and unissued under the 2016 Plan. Pursuant to the terms of the 2016 Plan, all amounts reserved or issued under the plan were adjusted to reflect the Company’s ten-for-one common stock split. Unless terminated sooner, the 2016 Plan will terminate in June 2026, but will continue to govern unexercised and unexpired awards issued under the 2016 Plan prior to that date. Approximately 15.3 million shares were available for future grant under the 2016 Plan as of December 31, 2021.

At December 31, 2021, there was approximately $91 million of unrecognized compensation cost related to stock incentive plans, net of estimated forfeitures, which the Company expects to recognize over a weighted-average-period of 2.3 years. The income tax benefit realized from stock-based compensation was $2 million, $20 million and $17 million for the years ended December 31, 2021, 2020 and 2019, respectively. See Notes 2 and 12 for further discussion of stock-based compensation expense and income taxes, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Option activity was as follows:

	Number of Shares(1)	Range of Exercise Price(1)	Weighted- Average Exercise Price(1)	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	3,442,760	$3.67 - $34.21	$21.23	7.03	$43,418
Granted	483,000	$39.82	$39.82
Exercised	(1,169,180)	$5.45 - $34.21	$15.95
Outstanding at December 31, 2019	2,756,580	$5.45 - $39.82	$26.72	6.98	$91,262
Granted	341,000	$66.65	$66.65
Exercised	(953,130)	$19.37 - $39.82	$22.95
Canceled or expired	(121,350)	$34.21 - $66.65	$44.31
Outstanding at December 31, 2020	2,023,100	$10.22 - $66.65	$34.18	6.99	$117,846
Granted	159,000	$91.98	$91.98
Exercised	(206,000)	$20.49 - $39.82	$30.78
Outstanding at December 31, 2021	1,976,100	$10.22 - $91.98	$39.18	6.24	$80,800

Exercisable at December 31, 2019	1,476,200	$10.22 - $34.21	$21.10	5.84	$57,180
Exercisable at December 31, 2020	1,228,060	$10.22 - $39.82	$24.68	6.18	$83,204
Exercisable at December 31, 2021	1,473,420	$10.22 - $66.65	$29.55	5.59	$72,905
(1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021.
The aggregate intrinsic value of outstanding options is calculated as the difference between (i) the closing price of the common stock at the end of the period and (ii) the exercise price of the underlying awards, multiplied by the number of outstanding options as of the end of the period that had an exercise price less than the closing price on that date. The aggregate intrinsic value of options exercised, determined as of the exercise date, was approximately $11 million, $49 million and $40 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions in the following table:

	Year Ended December 31,
	2021	2020	2019
Dividend yield	0%	0%	0%
Expected volatility	30%	26%	27%
Risk-free interest rate	0.56%	1.45%	2.46%
Expected life (in years)	5	5	5
Weighted-average grant date fair value(1)	$25.09	$17.21	$11.52
(1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021.
The expected dividend yield is determined based on the Company's past cash dividend history and anticipated future cash dividend payments. The Company has never declared nor paid any dividends on its common stock and does not anticipate paying any dividends on its common stock during the foreseeable future, but intends to retain any earnings for future growth of its business. Expected volatility is calculated based on historical volatility of the daily closing price of the Company's common stock over a period consistent with the expected life of the options granted. The risk-free interest rate is based on the U.S. Treasury rate with terms similar to the expected life of the options granted. The expected life for the options is determined based on multiple factors, including historical employee behavior patterns of exercising options and post-employment termination behavior as well as expected future employee option exercise patterns.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding options outstanding at December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Price (1)	Number of Shares (1)	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price (1)	Number of Shares (1)	Weighted- Average Exercise Price (1)
$10.22 - $24.24	762,420	4.49	$18.94	762,420	$18.94
$24.25 - $48.82	742,680	6.65	$37.12	607,000	$36.52
$48.83 - $69.93	312,000	8.10	$66.65	104,000	$66.65
$69.94 - $91.98	159,000	9.13	$91.98	—	$—
	1,976,100	6.24	$39.18	1,473,420	$29.55
(1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021.

Restricted Stock Awards

The Compensation Committee of the Board of Directors of the Company historically approved grants of restricted common stock to employees and directors of the Company that vest over a specific service period and to executive officers that vest based on the achievement of certain performance conditions, primarily, the achievement of a three-year cumulative revenue goal established at the grant date. The grant of awards with performance conditions supports the Company’s goal of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company.

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

	Year Ended December 31,
	2021	2020	2019
Dividend yield	0%	0%	0%
Expected volatility	42%	27%	27%
Risk-free interest rate	0.20%	1.43%	2.45%
Expected life (in years)	3	3	3
Weighted-average grant date fair value(1)	$99.73	$72.69	$42.96
(1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021.
The expected dividend yield is determined based on the Company's past cash dividend history and anticipated future cash dividend payments. The Company has never declared nor paid any dividends on its common stock and does not anticipate paying any dividends on its common stock during the foreseeable future, but intends to retain any earnings for future growth of its business. Expected volatility is calculated based on historical volatility of the daily closing price of the common stock of the companies within the Russell 1000 Index over a period consistent with the expected life of the awards. The risk-free interest

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rate is based on the U.S. Treasury rate with terms similar to the expected life of the awards. The expected life is consistent with the performance measurement period of the awards.
As of December 31, 2021, the Company determined that it was probable that at least the minimum performance goals associated with restricted stock awards with performance and market conditions granted during 2021, 2020 and 2019 would be met by their forfeiture dates. The Company recorded a total of approximately $8 million, $4 million and $8 million of stock-based compensation expense related to restricted stock awards with performance and market conditions for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the Company expects to record an aggregate stock-based compensation expense of approximately $11 million for restricted stock awards with performance and market conditions over the periods 2022, 2023 and 2024.

The following table presents unvested restricted stock awards activity for the year ended December 31, 2021:

	Restricted Stock Awards — without Market Condition		Restricted Stock Awards — with Market Condition
	Number of Shares(1)	Weighted-Average Grant Date Fair Value per Share(1)	Number of Shares(1)	Weighted-Average Grant Date Fair Value per Share(1)
Unvested restricted stock awards at December 31, 2020	2,028,640	$52.17	724,800	$43.83
Granted	813,397	$80.64	192,000	$99.73
Vested	(894,291)	$43.77	(182,619)	$38.02
Canceled	(165,440)	$64.07	(16,581)	$38.02
Unvested restricted stock awards at December 31, 2021	1,782,306	$66.74	717,600	$67.40
(1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021.

Restricted Stock Units

The following table presents unvested restricted stock units activity for the year ended December 31, 2021:

	Number of Units(1)	Weighted-Average Grant Date Fair Value per Share(1)
Unvested restricted stock units at December 31, 2020	8,640	$61.90
Granted	6,855	$78.00
Vested	(2,650)	$56.99
Canceled	(360)	$73.79
Unvested restricted stock units at December 31, 2021	12,485	$71.44
(1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021.

Management Stock Purchase Plan

The Board of Directors adopted the Company’s Management Stock Purchase Plan in December 2017 with the intent of providing selected key employees of the Company and its subsidiaries, including the Company's executive officers, the opportunity to defer a portion of their cash incentive compensation and to align management and stockholder interests through awards of DSUs under the MSPP and awards of Matching RSUs issued under the Company 2016 Plan. Under this plan participants are permitted to elect to defer up to 100% of their annual incentive bonus or commissions earned during the year by submitting an irrevocable election in accordance with Section 409A of the Internal Revenue Code, as amended. On the date the incentive bonus or commission would otherwise be paid in cash (typically during the following calendar year), the Company awards the participant DSUs representing the number of shares of common stock with an aggregate fair market value on that date equal to the amount of compensation elected to be deferred under the MSPP. On the same date the DSUs are awarded, the participant receives a grant of Matching RSUs covering the number of shares of common stock equal up to 100% of the DSUs granted. The expense related to the DSUs is recognized on a straight-line basis during the period that the related incentive bonus

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or commission is earned. The Company granted 40,960 and 33,840 DSUs during the years 2021 and 2020, respectively. The expense related to the Matching RSUs is recognized over the four-year vesting period following the grant date.

The following tables presents the Matching RSU activity for the year ended December 31, 2021:

	Number of Matching RSU Shares(1)	Weighted-Average Grant Date Fair Value per Share(1)
Unvested MSPP restricted stock units at December 31, 2020	93,170	$53.12
Granted	40,960	$83.79
Canceled	(18,040)	$61.36
Unvested MSPP restricted stock units at December 31, 2021	116,090	$62.66
(1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021.

Employee 401(k) Plan

The Company maintains a 401(k) Plan (the “401(k)”) as a defined contribution retirement plan for all eligible employees. The 401(k) provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the IRS. In addition to the traditional 401(k), effective January 1, 2015, eligible employees have the option of making an after-tax contribution to a Roth 401(k) plan or a combination of both. In 2021, 2020 and 2019, the Company matched 100% of employee contributions up to a maximum of 4% of total compensation. Amounts contributed to the 401(k) by the Company to match employee contributions for the years ended December 31, 2021, 2020 and 2019 were approximately $18 million, $15 million and $12 million, respectively. The Company had no administrative expenses in connection with the 401(k) plan for the years ended December 31, 2021, 2020 and 2019.

Employee Pension Plan

The Company maintains a Group Personal Pension Plan (the “Plan”) for all eligible employees in the Company’s U.K. offices. The Plan is a defined contribution plan. Employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by Her Majesty's Revenue and Customs. In 2021, 2020 and 2019, the Company's matching contribution was based on the percentage contributed by the employee, up to a maximum of 6% of total compensation. Amounts contributed to the Plan by the Company to match employee contributions for the years ended December 31, 2021, 2020 and 2019, were approximately $0.9 million, $0.9 million and $0.6 million, respectively.

Registered Retirement Savings Plan

As of January 1, 2015, the Company introduced a registered retirement savings plan (“RRSP”) for all eligible employees in the Company’s Canadian offices. In 2021, 2020 and 2019, the Company matched 100% of employee contributions up to a maximum of 4% of total compensation. Amounts contributed to the RRSP by the Company to match employee contributions were approximately $0.1 million for the years ended December 31, 2021, 2020 and 2019.

 Employee Stock Purchase Plan

As of August 1, 2006, the Company introduced an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees participating in the plan authorize the Company to withhold specified amounts from the employees’ compensation and use the withheld amounts to purchase shares of the Company's common stock at 90% of the market price. Participating employees are able to purchase common stock under this plan during each offering period. An offering period begins the second Saturday before each of the Company’s regular pay dates and ends on each of the Company’s regular pay dates. On June 2, 2021, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares available for purchase under the ESPP by 1 million shares. The Company registered the issuance of these additional shares under the ESPP pursuant to the registration statement filed on July 28, 2021. There were 1,233,863 and 385,910 shares available for purchase under the ESPP as of December 31, 2021 and 2020, respectively, and approximately 152,047 and 129,930 shares of the Company’s common stock were purchased under the ESPP during 2021 and 2020, respectively.