Form 10-Q
period 2022-03-31
COSTAR GROUP, INC.
filed 2022-04-28
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

As of April 22, 2022, there were 396,225,292 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$515,825	$457,697
Cost of revenues	95,479	88,748
Gross profit	420,346	368,949

Operating expenses:
Selling and marketing (excluding customer base amortization)	143,997	138,687
Software development	54,021	46,784
General and administrative	77,961	63,850
Customer base amortization	16,092	18,419
	292,071	267,740
Income from operations	128,275	101,209
Interest expense, net	(7,718)	(7,878)
Other income (expense)	864	(50)
Income before income taxes	121,421	93,281
Income tax expense	32,103	19,069
Net income	$89,318	$74,212

Net income per share - basic(1)	$0.23	$0.19
Net income per share - diluted(1)	$0.23	$0.19

Weighted-average outstanding shares - basic(1)	392,895	391,578
Weighted-average outstanding shares - diluted(1)	394,234	393,715
__________________________
(1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split, effected in the form of a stock dividend, in June 2021. See Note 2 for details.

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$89,318	$74,212
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(6,356)	323
Total other comprehensive (loss) income	(6,356)	323
Total comprehensive income	$82,962	$74,535

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,929,097	$3,827,126
Accounts receivable	148,744	138,191
Less: Allowance for credit losses	(13,766)	(13,374)
Accounts receivable, net	134,978	124,817
Prepaid expenses and other current assets	36,183	36,182
Total current assets	4,100,258	3,988,125

Deferred income taxes, net	5,035	5,034
Property and equipment, net	283,718	271,431
Lease right-of-use assets	95,555	100,680
Goodwill	2,319,785	2,321,015
Intangible assets, net	409,326	435,662
Deferred commission costs, net	110,083	101,879
Deposits and other assets	22,399	21,762
Income tax receivable	11,283	11,283
Total assets	$7,357,442	$7,256,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,191	$22,244
Accrued wages and commissions	59,337	81,794
Accrued expenses	78,923	81,676
Income taxes payable	72,375	31,236
Lease liabilities	32,620	26,268
Deferred revenue	107,749	95,471
Total current liabilities	370,195	338,689

Long-term debt, net	988,257	987,944
Deferred income taxes, net	91,756	98,656
Income taxes payable	12,508	12,496
Lease and other long-term liabilities	97,428	107,414
Total liabilities	1,560,144	1,545,199

Total stockholders' equity	5,797,298	5,711,672
Total liabilities and stockholders’ equity	$7,357,442	$7,256,871
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	394,936	$3,946	$4,253,318	$(5,758)	$1,460,166	$5,711,672
Net income	—	—	—	—	89,318	89,318
Other comprehensive loss	—	—	—	(6,356)	—	(6,356)
Restricted stock grants	1,277	13	(13)	—	—	—
Restricted stock grants surrendered	(403)	(4)	(19,455)	—	—	(19,459)
Stock-based compensation expense	—	—	18,005	—	—	18,005
Employee stock purchase plan	64	1	4,117	—	—	4,118
Balance at March 31, 2022	395,874	$3,956	$4,255,972	$(12,114)	$1,549,484	$5,797,298

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
__________________________
(1) Prior period amounts have been adjusted to reflect the ten-for-one stock split, effected in the form of a stock dividend, in June 2021. See Note 2 for details.
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$89,318	$74,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,190	35,410
Amortization of deferred commissions costs	17,583	15,317
Amortization of Senior Notes discount and issuance costs	588	578
Non-cash lease expense	7,537	6,483
Stock-based compensation expense	17,847	15,545
Deferred income taxes, net	(10,211)	5,464
Credit loss expense	3,321	1,820
Other operating activities, net	(30)	(136)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,724)	(7,609)
Prepaid expenses and other current assets	(385)	(2,823)
Deferred commissions	(25,829)	(15,078)
Accounts payable and other liabilities	(32,581)	(63,051)
Lease liabilities	(7,822)	(7,788)
Income taxes payable	41,154	12,556
Deferred revenue	12,417	14,680
Other assets	(666)	2,273
Net cash provided by operating activities	130,707	87,853

Investing activities:
Proceeds from sale of property and equipment and other assets	15	—
Purchase of Richmond assets and other intangibles	—	(123,259)
Purchases of property and equipment and other assets	(12,416)	(10,619)
Cash paid for acquisitions, net of cash acquired	—	(442)
Net cash used in investing activities	(12,401)	(134,320)

Financing activities:
Repurchase of restricted stock to satisfy tax withholding obligations	(19,459)	(27,667)
Proceeds from exercise of stock options and employee stock purchase plan	3,705	9,124
Net cash used in financing activities	(15,754)	(18,543)

Effect of foreign currency exchange rates on cash and cash equivalents	(581)	(606)
Net increase (decrease) in cash, cash equivalents and restricted cash	101,971	(65,616)
Cash, cash equivalents and restricted cash at the beginning of period	3,827,126	3,755,912
Cash, cash equivalents and restricted cash at the end of period	$3,929,097	$3,690,296

Supplemental cash flow disclosures:
Interest paid	$14,470	$16,037
Income taxes paid	$1,174	$1,042

Supplemental non-cash investing and financing activities:
Consideration owed for acquisitions	$59	$385
Accrued capital expenditures and non-cash landlord incentives	$7,779	$1,177
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.ORGANIZATION

CoStar Group, Inc. (the “Company”) provides information, analytics, online marketplace and auction services to the commercial real estate and related business community through its comprehensive, proprietary database of commercial real estate information and related tools. The Company provides online marketplaces for commercial real estate, apartment rentals, residential real estate, land for sale and businesses for sale, and its services are typically distributed to its clients under subscription-based agreements that renew automatically, a majority of which have a term of at least one year. The Company operates within two operating segments, North America, which includes the United States ("U.S.") and Canada, and International, which primarily includes Europe, Asia-Pacific and Latin America.

On May 24, 2021, the Company acquired Homes Group, LLC ("Homes.com"), a residential real estate advertising and marketing services company primarily operating through its property listing and marketing portal, Homes.com. On October 1, 2021, the Company acquired Comreal Info, a French société par actions simplifiée ("BureauxLocaux"), the owner and operator of BureauxLocaux, a commercial real estate digital marketplace in France. See Note 5 for further discussion of these acquisitions.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at March 31, 2022 and December 31, 2021, the results of its operations for the three months ended March 31, 2022 and 2021, its comprehensive income for the three months ended March 31, 2022 and 2021, its changes in stockholders' equity for the three months ended March 31, 2022 and 2021, and its cash flows for the three months ended March 31, 2022 and 2021.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Common Stock Split

At the Company's 2021 Annual Meeting of Stockholders in June 2021, upon the recommendation of the Company's Board of Directors, the Company's stockholders approved the adoption of the Company's Fourth Amended and Restated Certificate of Incorporation, which increased the total number of shares of common stock that the Company is authorized to issue from 60 million to 1.2 billion The Fourth Amended and Restated Certificate of Incorporation became effective on June 7, 2021. On June 7, 2021, the Board of Directors approved a ten-for-one stock split of the Company's outstanding shares of common stock to be effected in the form of a stock dividend. Each stockholder of record on June 17, 2021 received a dividend of nine additional shares of common stock for each then-held share, distributed after close of trading on June 25, 2021. The par value of the Company's common stock remained $0.01 per share. All applicable share and per-share amounts in the unaudited condensed consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the impact of the stock split.

Use of Estimates

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for credit losses, the useful lives and recoverability of long-lived and intangible assets, goodwill, income taxes, accounting for business combinations, stock-based compensation, estimating the Company's incremental borrowing rate for its leases and contingencies, among others. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from these estimates.

Revenue Recognition

The Company derives revenues primarily by (i) providing access to its proprietary database of commercial real estate information and (ii) providing online marketplaces for professional property management companies, property owners, real estate agents and brokers and landlords, in each case, typically through a fixed monthly fee for its subscription-based services. Other subscription based-services include (i) real estate and lease management solutions to commercial customers, real estate investors and lenders, (ii) access to applications to manage workflow and advertising and marketing services for residential real estate agents, (iii) benchmarking and analytics for the hospitality industry and (iv) market research, portfolio and debt analysis, management and reporting capabilities.

Subscription contract rates are based on the number of sites, number of users, organization size, the client’s business focus, geography, the number of properties reported on or analyzed, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results. The Company’s subscription-based license agreements typically renew automatically and a majority have a term of at least one year.

The Company also derives revenues from transaction-based services including: (i) an online auction platform for commercial real estate through Ten-X, LLC and its subsidiaries, (ii) providing online tenant applications, including background and credit checks, and rental payment processing and (iii) ancillary products and services that sold on on an ad hoc basis.

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

The Company recognizes revenues upon the satisfaction of its performance obligation(s) (upon transfer of control of promised services to its customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those services. Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement. Revenues from transaction-based services are recognized when the promised product or services are delivered, which, in the case of Ten-X auctions, is at the time of a successful closing of the sale of the property.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations for which the functional currency is the British pound. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other income (expense), net in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized a net foreign currency gain of $0.4 million and losses of $0.2 million for the three months ended March 31, 2022 and 2021, respectively, which are included in other income (expense), net on the condensed consolidated statements of operations.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2022	December 31, 2021
Foreign currency translation adjustment	$(12,114)	$(5,758)
Total accumulated other comprehensive loss	$(12,114)	$(5,758)
There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include digital marketing, television, radio, print and other media advertising. Advertising costs were approximately $55 million and $65 million for the three months ended March 31, 2022 and 2021, respectively.

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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
Numerator:	2022	2021

Net income	$89,318	$74,212
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares(1)	392,895	391,578
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units(1)	1,339	2,137
Denominator for diluted net income per share — weighted-average outstanding shares(1)	394,234	393,715

Net income per share — basic(1)	$0.23	$0.19
Net income per share — diluted(1)	$0.23	$0.19
__________________________
(1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split, effected in the form of a stock dividend, in June 2021.

The Company’s potentially dilutive securities include outstanding stock options, unvested stock-based awards, which include restricted stock awards that vest over a specific service period, restricted stock awards with a performance and a market condition, restricted stock units, and awards of matching restricted stock units ("Matching RSUs") awarded under the Company's Management Stock Purchase Plan (the "MSPP"). Shares underlying unvested restricted stock awards that vest based on a performance and a market condition that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Diluted net income per share considers the impact of potentially dilutive securities except when the inclusion of the potentially dilutive securities would have an anti-dilutive effect.

The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in thousands):

	Three Months Ended March 31,
	2022	2021
Performance-based restricted stock awards(1)	621	718
Anti-dilutive securities(1)	1,065	900
__________________________
(1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split, effected in the form of a stock dividend, in June 2021.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Stock-based compensation expense for stock options, restricted stock awards and restricted stock units issued under equity incentive plans, stock purchases under the Employee Stock Purchase Plan, Deferred Stock Units (“DSUs”) and Matching RSUs awarded under the Company's MSPP included in the Company’s statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$2,970	$2,969
Selling and marketing (excluding customer base amortization)	1,663	1,462
Software development	3,106	2,914
General and administrative	10,108	8,200
Total stock-based compensation expense	$17,847	$15,545

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no restricted cash as of March 31, 2022 and December 31, 2021.

Allowance for Credit Losses

The Company maintains an allowance for credit losses to cover its current expected credit losses ("CECL") on its trade receivables and contract assets arising from the failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write off trends. Based on the Company’s experience, the customer's delinquency status, which is analyzed periodically, is the strongest indicator of the credit quality of the underlying trade receivables. The Company’s policy is to write off trade receivables when they are deemed uncollectible. A majority of the Company's trade receivables are less than 365 days outstanding.

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

•Information Services Portfolio Segment - The Information Services portfolio segment consists of four classes of trade receivables: CoStar Real Estate Manager; Information Services, North America; STR, North America; and STR, International.

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

Business Combinations

The Company generally allocates the purchase consideration to the tangible assets acquired and liabilities assumed and intangible assets acquired, based on their estimated fair values. The purchase price is, generally, determined based on the fair value of the assets transferred, liabilities assumed and equity interests issued, after considering any transactions that are separate from the business combination. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The Company applies significant assumptions, estimates and judgments in determining the fair value of assets acquired and liabilities assumed on the acquisition date, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology and acquired trade names, useful lives, royalty rates and discount rates. Any adjustments to provisional amounts that are identified during the measurement period are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

Further, contract assets and liabilities acquired or assumed in an acquisition are measured in accordance with the accounting framework for revenue from contracts with customers as if the Company had originated the acquired contract.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On March 12, 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Accounting Standards Codification (“ASC”) 848 contains optional expedients and exceptions for applying GAAP to debt, contracts, hedging relationships and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied to all contracts that are accounted for under a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. This guidance is effective for fiscal years beginning after January 1, 2021, including interim periods within those fiscal years. The Company's 2020 Credit Agreement provides for a $750 million revolving credit facility and a letter of credit sublimit of $20 million, with interest rates benchmarked to LIBOR. As of March 31, 2022, no amounts were issued or drawn under this facility. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements and related disclosures.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates prior guidance on troubled debt restructurings ("TDRs") for creditors that have adopted ASU 2016-13, Measurement of Credit Losses in Financial Statements, and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. In addition, the ASU amends guidance on "vintage disclosures" to require the disclosure of current period gross write offs by year of origination. This guidance is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements and related disclosures.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Revenue

The Company provides information, analytics and online marketplaces to the commercial real estate industry, hospitality industry, residential industry and related professionals. Revenues by operating segment and type of service consist of the following (in thousands):

	Three Months Ended March 31,
	2022			2021
	North America	International	Total	North America	International	Total
CoStar	$189,104	$9,545	$198,649	$163,554	$8,630	$172,184
Information Services	30,271	6,944	37,215	27,686	7,010	34,696
Multifamily	175,477	—	175,477	166,147	—	166,147
LoopNet(1)	52,688	1,759	54,447	48,936	294	49,230
Residential(1)	18,060	—	18,060	11,105	—	11,105
Other Marketplaces(1)	31,977	—	31,977	24,335	—	24,335
Total revenues	$497,577	$18,248	$515,825	$441,763	$15,934	$457,697
__________________________
(1) As of September 30, 2021, Commercial Property and Land revenue has been further disaggregated into LoopNet, Residential and Other Marketplaces. Prior period amounts have been adjusted to reflect this presentation.

Deferred Revenue

Changes in revenue for the period were as follows (in thousands):

Balance at December 31, 2021	$96,724
Revenue recognized in the current period from the amounts in the beginning balance	(54,367)
New deferrals, net of amounts recognized in the current period	66,784
Effects of foreign currency	(459)
Balance at March 31, 2022(1)	$108,682
__________________________
(1) Deferred revenue is comprised of $108 million of current liabilities and $1 million of noncurrent liabilities classified within lease and other long-term liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2022.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contract Assets

Contract assets are generated when contractual billing schedules differ from revenue recognition timing and represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Contract assets as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

Balance	Balance Sheet Caption	March 31, 2022	December 31, 2021
Current portion	Prepaid expenses and other current assets	$3,195	$3,094
Non-current portion	Deposits and other assets	6,380	6,146
Total contract assets		$9,575	$9,240

The revenue recognized from contract assets for the three months ended March 31, 2022 and the year ended December 31, 2021 was not material.

Commissions

Commissions expense is included in selling and marketing expense in the Company's condensed consolidated statements of operations. Commissions expense activity for the three months ended March 31, 2022 and 2021 was as follows (in thousands). The Company determined that no deferred commissions were impaired as of March 31, 2022:

	Three Months Ended March 31,
	2022	2021
Commissions incurred	$36,815	$26,347
Commissions capitalized in the current period	(25,829)	(15,078)
Amortization of deferred commissions costs	17,583	15,317
Total commissions expense	$28,569	$26,586
Unsatisfied Performance Obligations

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $401 million at March 31, 2022, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.

4.ALLOWANCE FOR CREDIT LOSSES

The following table details the activity related to the allowance for credit losses for trade receivables by portfolio segment (in thousands):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended March 31, 2022
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2021	$5,380	$1,820	$3,393	$1,968	$813	$13,374
Current-period provision for expected credit losses(1), (2)	1,685	11	1,011	609	5	3,321
Write-offs charged against the allowance, net of recoveries and other	(1,569)	(65)	(784)	(511)	—	(2,929)
Ending balance at March 31, 2022	$5,496	$1,766	$3,620	$2,066	$818	$13,766
__________________________
(1) Credit loss expense is included in general and administrative expenses on the condensed consolidated statement of operations.
(2) Credit loss expense related to contract assets was not material for the three months ended March 31, 2022.

	Three Months Ended March 31, 2021
	CoStar	Information Services	Multifamily	LoopNet(3)	Other Marketplaces(3)	Total
Beginning balance at December 31, 2020	$5,531	$2,739	$4,387	$1,667	$786	$15,110
Current-period provision for expected credit losses(1), (2)	924	11	291	594	—	1,820
Write-offs charged against the allowance, net of recoveries and other	(1,117)	—	(778)	(472)	—	(2,367)
Ending balance at March 31, 2021	$5,338	$2,750	$3,900	$1,789	$786	$14,563
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

Homes.com

On April 14, 2021, Landmark Media Enterprises, LLC (“Landmark”), Homes Group, LLC ("Homes.com") and CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of the Company entered into a securities purchase agreement, pursuant to which the Company agreed to acquire all of the outstanding equity interests in Homes.com from Landmark for a purchase price of $150 million in cash, subject to customary working capital and other post-closing adjustments. The Company's acquisition of Homes.com closed on May 24, 2021. The securities purchase agreement required an initial payment of $148 million, net of working capital adjustments, at the time of closing, with the remainder of the purchase price payable four months following the acquisition date, subject to offset for adjustments to the purchase price after final determination of closing net working capital. These amounts were settled in the third quarter of 2021 resulting in total consideration of $152 million. Homes.com is a residential real estate advertising and marketing services company primarily operating through its property listing and marketing portal, Homes.com.

The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

	Preliminary: May 24, 2021	Measurement Period Adjustments	Updated Preliminary: May 24, 2021
Cash, cash equivalents and restricted cash	$—	$—	$—
Accounts receivable	1,798	—	1,798
Lease right-of-use assets	371	—	371
Goodwill	88,474	3,401	91,875
Intangible assets	53,400	—	53,400
Deferred tax assets	11,264	(3,401)	7,862
Lease liabilities	(371)	—	(371)
Deferred revenue	(1,521)	—	(1,521)
Other assets and liabilities	(1,240)	—	(1,240)
Fair value of identifiable net assets acquired	$152,175	$—	$152,175

The net assets of Homes.com were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations and appropriate discount rates. The purchase price allocation is preliminary, subject primarily to the Company's assessment of contingencies. The estimated fair value of the customer base assets incorporated significant assumptions that had a material impact on the estimated fair value, such as discount rates, projected revenue growth rates, customer attrition rates and profit margins.
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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Homes.com acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with Homes.com operations; and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $92 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment, of which $20 million is expected to be deductible for income tax purposes.

Transaction costs associated with the Homes.com acquisition were not material. In addition, the Company paid $5 million into a cash escrow account for stay bonuses for certain Homes.com employees, and recognized compensation expense for the stay bonus over the six-month post-combination period. Upon acquisition, the Company assessed the probability Homes.com would be required to pay certain state tax liabilities and recorded an accrual of $7 million determined in accordance with the provisions of ASC 450, “Contingencies,” as the fair value was not determinable. Landmark has agreed to indemnify the Company for tax liabilities related to periods prior to the acquisition and an indemnification asset was established for $7 million in the purchase price allocation.

Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the combined results of operations for the Company and Homes.com as though the companies were combined as of January 1, 2020. The impact of the October 2021 BureauxLocaux acquisition on the pro forma financial information was not material and, therefore, has not been included. The unaudited pro forma financial information for all periods presented includes amortization charges from acquired intangible assets along with certain other accounting effects, and the related tax effects, but excludes the impacts of any expected operational synergies. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Homes.com acquisition had taken place on January 1, 2020.

The unaudited pro forma financial information for the three months ended March 31, 2021 combine the historical results of the Company and Homes.com for the periods prior to the acquisition date, and the effects of the pro forma adjustments listed above.
The unaudited pro forma financial information, in the aggregate, was as follows (in thousands, except per share data):

Three Months Ended March 31,
2021
Revenue	$468,793
Net income	$70,136
Net income per share - basic(1)	$0.18
Net income per share - diluted(1)	$0.18
__________________________
(1) Prior period amounts have been retroactively adjusted to reflect the ten-for-one stock split effected in the form of a stock dividend in June 2021. See Note 2 for details.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The impact of the Homes.com acquisition on the Company's revenues and net income in the condensed consolidated statements of operations for the three months ended March 31, 2022 was an increase of $1 million and a decrease of $14 million, respectively.

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

As of March 31, 2022 and December 31, 2021, the Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $3.0 billion. As of March 31, 2022 and December 31, 2021 , the Company had no Level 2 or Level 3 financial assets measured at fair value.

The Company holds other financial instruments, including cash equivalents, cash deposits, accounts receivable, accounts payable, accrued expenses and Senior Notes. The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of March 31, 2022 and December 31, 2021. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $0.9 billion and $1.0 billion as of March 31, 2022 and December 31, 2021.

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

Lease costs related to the Company's operating leases included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
Operating lease costs:	2022	2021

Cost of revenues	$2,553	$2,324
Software development	1,784	1,393
Selling and marketing (excluding customer base amortization)	3,010	2,650
General and administrative	1,653	1,308
Total operating lease costs	$9,000	$7,675
The impact of lease costs related to finance leases and short-term leases was not material for the three months ended March 31, 2022 and 2021.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplemental balance sheet information related to operating leases was as follows (in thousands):

Balance	Balance Sheet Location	March 31, 2022	December 31, 2021
Operating lease liabilities		$132,167	$134,150
Less: imputed interest		(7,706)	(8,512)
Present value of lease liabilities		124,461	125,638
Less: current portion of lease liabilities	Lease liabilities	32,620	26,268
Long-term lease liabilities	Lease and other long-term liabilities	$91,841	$99,370

Weighted-average remaining lease term in years		4.0	4.0
Weighted-average discount rate		3.1%	3.1%
Balance sheet information related to finance leases was not material as of March 31, 2022 and December 31, 2021.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$9,285	$8,980
ROU assets obtained in exchange for lease obligations:
Operating leases	$2,646	$1,864

8.GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2020	$2,085,494	$150,505	$2,235,999
Acquisitions, including measurement period adjustments(1)	60,352	27,441	87,793
Effect of foreign currency translation	—	(2,777)	(2,777)
Goodwill, December 31, 2021	2,145,846	175,169	2,321,015
Acquisitions, including measurement period adjustments(2)	3,401	—	3,401
Effect of foreign currency translation	—	(4,631)	(4,631)
Goodwill, March 31, 2022	$2,149,247	$170,538	$2,319,785
__________________________
(1) North America goodwill recorded during the year ended December 31, 2021, includes goodwill recorded in connection with the acquisition of Homes.com of $88.5 million, offset by measurement period adjustments of $1.4 million for Ten-X and $26.7 million for Homesnap primarily related to the measurement of the fair value of Homesnap customer relationships in the first quarter of 2021. International goodwill recorded in connection with the acquisition of BureauxLocaux was $27.4 million.
(2) North America goodwill recorded during the three months ended March 31, 2022 relates to a measurement period adjustment for income taxes for Homes.com of $3.4 million.

No impairments of the Company's goodwill were recognized during the three months ended March 31, 2022 or 2021.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9.INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	March 31, 2022	December 31, 2021	Weighted- Average Amortization Period (in years)
Acquired technology and data	$39,939	$41,979	5
Accumulated amortization	(15,200)	(15,333)
Acquired technology and data, net	24,739	26,646
Acquired customer base	566,463	569,666	10
Accumulated amortization	(332,860)	(319,039)
Acquired customer base, net	233,603	250,627
Acquired trade names and other intangible assets	253,218	262,136	12
Accumulated amortization	(102,234)	(103,747)
Acquired trade names and other intangible assets, net	150,984	158,389
Intangible assets, net	$409,326	$435,662
No impairments of the Company's intangible assets were recognized during the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022, the Company removed $2 million of intangible assets that were fully amortized from the acquired intangible assets and accumulated amortization, which had no net impact on the Company's financial results.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10.LONG-TERM DEBT

The table below presents the components of outstanding debt (in thousands):

	March 31, 2022	December 31, 2021
2.800% Senior Notes due July 15, 2030	$1,000,000	$1,000,000
2020 Credit Agreement, due July 1, 2025	—	—
Total face amount of long-term debt	1,000,000	1,000,000
Senior Notes unamortized discount and issuance costs	(11,743)	(12,056)
Long-term debt, net	$988,257	$987,944
Senior Notes

On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030 (the “Senior Notes”). The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears beginning on January 15, 2021. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes), and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries and contain covenants and other customary provisions with which the Company was in compliance as of March 31, 2022.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The 2020 Credit Agreement includes covenants, including ones that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) merge and consolidate with other companies, (ii) incur indebtedness, (iii) grant liens or security interests on assets, (iv) make investments, acquisitions, loans or advances, (v) pay dividends and (vi) sell or otherwise transfer assets. During any period of time that the Company has obtained and maintained a corporate investment grade rating from at least two designated rating agencies and no Event of Default is continuing, the Company is not subject to certain covenants, such as restrictions on the ability to incur indebtedness (such period, a “Covenant Suspension Period”). As of March 31, 2022, the Company is in a Covenant Suspension Period. The 2020 Credit Agreement also requires the Company to maintain a Total Leverage Ratio (as defined in the 2020 Credit Agreement) not exceeding 4.50 to 1.00. The Company was in compliance with the covenants in the 2020 Credit Agreement as of March 31, 2022.

As of March 31, 2022, the Company had not drawn any amounts under this facility.
The Company had $3.6 million and $3.8 million of deferred debt issuance costs as of March 31, 2022 and December 31, 2021 in connection with the 2020 Credit Agreement. These amounts are included in deposits and other assets on the Company's condensed consolidated balance sheets.

The Company recognized interest expense as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest on outstanding borrowings	$7,000	$7,000
Amortization of Senior Notes discount and issuance costs	588	578
Commitment fees and other	471	511
Total interest expense	$8,059	$8,089

11.INCOME TAXES

The income tax provision reflects an effective tax rate of approximately 26% and 20% for the three months ended March 31, 2022 and 2021, respectively. The increase in the effective tax rate for the three months ended March 31, 2022 was due to a decrease in excess tax benefits for the three months ended March 31, 2022.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12.COMMITMENTS AND CONTINGENCIES

The following summarizes the Company's significant contractual obligations, including related payments due by period, as of March 31, 2022 (in thousands):

Year Ending December 31,	Operating lease obligations	Long-term debt principal payments	Long-term interest payments
Remainder of 2022	$26,355	$—	$14,000
2023	37,334	—	28,000
2024	33,119	—	28,000
2025	16,205	—	28,000
2026	7,239	—	28,000
Thereafter	11,915	1,000,000	112,000
Total	$132,167	$1,000,000	$238,000

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

Summarized EBITDA information by operating segment consists of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
North America	$155,962	$135,858
International	2,468	(322)
Total EBITDA	$158,430	$135,536
The reconciliation of net income to EBITDA consists of the following (in thousands):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$89,318	$74,212
Amortization of acquired intangible assets in cost of revenues	7,098	7,408
Amortization of acquired intangible assets in operating expenses	16,092	18,419
Depreciation and other amortization	6,965	8,500
Interest expense, net	7,718	7,878
Other (income) expense	(864)	50
Income tax expense	32,103	19,069
EBITDA	$158,430	$135,536
Summarized information by operating segment consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Property and equipment, net:
North America	$282,381	$269,792
International	1,337	1,639
Total property and equipment, net	$283,718	$271,431

Goodwill:
North America	$2,149,247	$2,145,846
International	170,538	175,169
Total goodwill	$2,319,785	$2,321,015

Assets:
North America	$7,081,251	$6,976,752
International	276,191	280,119
Total assets	$7,357,442	$7,256,871

Liabilities:
North America	$1,515,774	$1,502,497
International	44,370	42,702
Total liabilities	$1,560,144	$1,545,199

14.    SUBSEQUENT EVENTS

On April 5, 2022, the Company acquired all of the issued share capital of BIH, a French société par actions simplifiée, the owner and operator of Business Immo, a leading commercial real estate news service provider in France.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated under the heading “Cautionary Statement Concerning Forward-Looking Statements” at the end of this Item 2 and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as those described from time to time in our filings with the Securities and Exchange Commission.

All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other filings with the Securities and Exchange Commission and the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

CoStar Group, Inc. (the “Company” or “CoStar Group”) is a leading provider of information, analytics and online marketplaces to the commercial real estate industry in the United States (“U.S.”) and United Kingdom (“U.K.”) based on the fact that we offer the most comprehensive commercial real estate database available; have the largest research department in the industry; own and operate leading online marketplaces for commercial real estate and apartment listings in the U.S., based on the numbers of unique visitors and site visits per month; and provide more information, analytics and marketing services than any of our competitors. We have created and compiled a standardized platform of information, analytics and online marketplace services where industry professionals and consumers of commercial real estate, including apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all commercial property types, including office, retail, industrial, multifamily, commercial land, mixed-use and hospitality. With our recent acquisitions of Homesnap, Inc. (“Homesnap”) and Homes Group, LLC ("Homes.com") we also offer online platforms for marketing and workflow management for residential real estate agents and brokers and residential property listings for homebuyers.

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific and Latin America. Our most recent strategic acquisitions include Homes.com; ComReal Info, the owner and operator of BureauxLocaux in France and BIH the owner and operator of Business Immo, a leading commercial real estate news service provider in France. See Notes 5, 8 and 14 to the accompanying Notes to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for further discussion of these acquisitions.

Our services are typically distributed to our clients under subscription-based license agreements that renew automatically, a majority of which have a term of at least one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual system usage or number of paid clicks. Depending on the type of service, contract rates are generally based on one or more of the following factors: the number of sites, number of users, organization size, the client’s business focus, geography, the number of properties reported on or analyzed, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. Our transaction-based services primarily consist of auction fees from our Ten-X online auction platform, which are generally calculated as a percentage of the final sales price for the commercial real estate property sold and recognized as revenue upon the successful closure of an auction. Other transaction-based services are described by service offering below.

Our primary brands include CoStar®, LoopNet®, Apartments.comTM, STR®, Ten-X®, BizBuySell®, LandsofAmericaTM, HomeSnap®, and Homes.com®, which are accessible via the Internet and through our mobile applications. Our principal service offerings are discussed in more detail below.

Impact of the COVID-19 Pandemic

While the impact of the COVID-19 pandemic continues to evolve, it did not materially affect our consolidated financial statements during 2021 or our condensed consolidated financial statements for March 31, 2022. It is currently unclear how the commercial real estate industry will ultimately be impacted by the COVID-19 pandemic as businesses formulate and execute plans for employees to return to the office, implement hybrid work arrangements – allowing work from the office or home, or switch to all work from home. If the demand for office space decreases significantly, there could be a downturn in the commercial real estate market which may materially adversely affect many of our clients. A depressed commercial real estate market would have a negative impact on our core customer base, which could impact our customers’ ability to subscribe and pay for our services and reduce demand for our services. Reduced demand and increased cancellations could cause our revenues or our revenue growth rates to decline and reduce our profitability.

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

Our principal information, analytics and online marketplace services are described in the following paragraphs by type of service:

CoStar

CoStar® is our subscription-based integrated platform for commercial real estate intelligence, which includes information about office, industrial, retail, multifamily and student housing properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news, and market and lease analytical capabilities. CoStar's year-over-year revenue growth rate for the first quarter of 2022 increased compared to the first quarter of 2021. The number of subscribers has increased year-over-year and we have also realized the impact of pricing increases. We began applying price increases in late 2021, which had been temporarily suspended earlier in the COVID-19 pandemic. We expect CoStar's revenue growth rate for 2022 to increase compared to the revenue growth rate for 2021 as a result of expected increases in subscriber counts and price increases for renewing contracts.

Information Services

We provide real estate and lease management technology solutions, including lease administration, lease accounting and abstraction services, through our CoStar Real Estate Manager® service offerings, as well as portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics® service offerings. We also provide benchmarking reports for the hospitality industry. STARTM reports are provided on a subscription basis, but we also provide one-time or ad hoc reports or analysis on a transaction basis. We provide information services internationally, through our Grecam, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. Information Services' year-over-year revenue growth rate for the first quarter of 2022 was consistent with the first quarter of 2021. We expect the Information Services revenue growth rate for 2022 to be consistent with the revenue growth rate for 2021.

Multifamily

Apartments.com™ is part of our network of apartment marketing sites, which primarily includes ApartmentFinder®, ForRent.com®, ApartmentHomeLiving.com™, Apartamentos.com™, Westside Rentals, and Off Campus Partners, LLC. Our network of subscription-based advertising services provides property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. Apartments.com also receives transaction-based revenue for tenant processing fees. Multifamily's year-over-year revenue growth rate in the first quarter of 2022 decreased compared to the first quarter of 2021 as a result of fewer properties being listed as multifamily vacancy rates have declined from historical averages. In late 2021, we began initiating a new pricing structure that partially offset the impact of the decline in properties listed. Therefore we expect Multifamily's year-over-year revenue growth rate for 2022 to decrease compared to the revenue growth rate for 2021.

LoopNet

Our LoopNet.com network of commercial real estate websites offer subscription-based online marketplace services that enable commercial property owners, landlords and real estate agents working on their behalf to advertise properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants use the LoopNet.com network of online marketplace services to search for available property listings that meet their criteria. LoopNet's year-over-year revenue growth rate for the first quarter of 2022 decreased compared with the first quarter of 2021. We expect LoopNet's year-over-year revenue growth rate for 2022 to decrease compared to the revenue growth rate for 2021 as we continue to develop a dedicated sales force for LoopNet.

Residential

On December 22, 2020, we acquired Homesnap, an online and mobile software platform that provides subscription-based access to applications that manage residential real estate agent workflow and marketing campaigns delivered on third-party platforms. Homesnap also receives transaction-based revenue for short-term advertising delivered on third-party platforms. On May 24, 2021, we acquired Homes.com, a residential advertising and marketing services company primarily operating through its portal, Homes.com. Residential's first quarter 2022 revenue increased compared to the first quarter of 2021 as a result of increased sales of Homesnap products and services. We expect Residential's revenue for the year ended December 31, 2022 to decline when compared to the year ended December 31, 2021 due to the discontinuation of certain Homes.com products and services that were inconsistent with our long term business strategy. This decline is expected to be partially offset by an increase in sales of Homesnap products and services.

Other Marketplaces

On June 24, 2020, we acquired Ten-X, an online auction platform for commercial real estate. Our BizBuySell network, which includes BizQuest® and FindaFranchise, and our Land.com network of sites, which includes LandsofAmerica, LandAndFarm and LandWatch®, are also included in Other Marketplaces revenue. The BizBuySell network provides online marketplaces for businesses for-sale and our Land.com network of sites provide online marketplaces for rural lands for-sale. Other Marketplaces' revenue growth rate is expected to be lower in 2022 compared to 2021 given the impact of the Ten-X acquisition in 2020.

Subscription-based Services

The majority of our revenue is generated from service offerings which are distributed to our clients under subscription-based agreements that typically renew automatically and have a term of at least one year. We recognize subscription revenues on a straight-line basis over the life of the contract.

For the three months ended March 31, 2022 and March 31, 2021, our annualized net new bookings of subscription-based services on all contracts were approximately $68 million and $52 million, respectively, calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upgrades on all existing subscription-based contracts, less write-downs and cancellations, for the period reported. Net new bookings is considered a key indicator of future subscription revenue growth and is also used as a metric of sales force productivity by us and investors. However, information regarding net new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. Revenue from our subscription-based contracts was approximately 93% of total revenue for the three months ended March 31, 2022 and March 31, 2021.

For the trailing twelve months ended March 31, 2022 and 2021, our contract renewal rates for existing CoStar Group subscription-based services for contracts with a term of at least one year were approximately 91% and 90%, respectively, and therefore our cancellation rates for those services for the same periods were approximately 9% and 10% respectively. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, we believe that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing twelve-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our clients, reductions in customer spending, or decreases in our customer base. Revenue from our subscription-based contracts with a term of at least one year was approximately 77% and 79% of total revenue for the trailing twelve months ended March 31, 2022 and March 31, 2021, respectively. The decrease in the percentage of our revenue from subscription-based contracts for the trailing twelve months ended March 31, 2022 compared to March 31, 2021 was primarily due to the acquisition of companies which contained a higher percentage of transaction-based revenue than our legacy businesses, as well as, increases in our sales of shorter term advertising products.

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

Our key priorities for the remainder of 2022 currently include:

•Continuing to develop and invest in residential marketplaces. Our residential team is creating new and improved tools to help consumers have a highly contextual experience when searching for homes supported by high quality media and in-depth attributes of homes and details of the surrounding neighborhoods, parks and schools and to help consumers collaborate with their agent and other consumers. We are also creating new and improved tools to help agents promote their residential listings, connect with buyers and sellers and streamline their daily workflow. In October 2021, we reached an agreement to create, maintain and market a consumer-facing search website and mobile app for the Real Estate Board of New York's Residential Listing Service. In accordance with that agreement, we are developing a custom version of the Homesnap platform, branded as Citysnap™, specifically for the five boroughs of New York City. To support the expanded product offering, we expect to increase our investment in residential products in 2022 by approximately $200 million. The most significant components of our investment are expected to be content development, marketing costs and technology resources. The increase in our investment in residential products in 2022 is expected to reduce our results of operations and cash flow from operations for the year ended December 31, 2022. We plan to continue to monitor and evaluate these investments and adjust our residential business strategy and level of investment as we determine appropriate.

•Continuing to invest in CoStar, including:

◦Enhancing benchmarking capabilities. We integrated STR's data into CoStar in 2021 and plan to apply STR's benchmarking expertise within CoStar. We will continue to integrate the STR products into our core platform throughout 2022.

◦Developing CMBS Analytics, which will aggregate loan and property data across covered markets. The initial CMBS Analytics release is expected to include loan origination metrics, distressed loan levels and maturity volumes, as well as detailed revenue and expense information. In later releases of this solution, we plan to include detailed prepayment information on disposed loans;

◦Continuing to develop a solution for lenders that leverages CoStar's Risk Analytics capabilities to support lenders with risk management, underwriting, surveillance and compliance reporting. We released our new Lender product in beta followed by the commercial release both in the first quarter of 2022. This solution provides a focus on portfolio risk analytics and surveillance to help lenders meet regulatory and accounting requirements. Subsequent releases are expected to focus on loan origination and underwriting;

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

•Continuing to invest in the LoopNet marketplaces. To support the LoopNet marketplaces, we implemented training and incentive programs for our existing sales team to increase sales of LoopNet advertisements, with a focus on brokers and property owners. We have enhanced the content on LoopNet.com (including high-quality imagery), seeking targeted advertisements, and are providing premium marketing services (such as LoopNet Diamond, Platinum, and Gold Ads) that increase a property listing’s exposure, and adding more content for premium listings to better meet the needs of a broader cross section of the commercial real estate industry. We are continuing our plans to recruit and develop a dedicated LoopNet sales team to help support and grow the business. To generate brand awareness and site traffic for the LoopNet.com network, we expect to continue to incur costs for a multi-media marketing campaign, reinforced with search engine optimization efforts and will continue to work to determine the optimal level and focus of this marketing effort for future periods and may adjust the spend and focus as deemed appropriate.

•Continuing to invest in the Ten-X auction platform. We have integrated the Ten-X platform with both CoStar and LoopNet to expand the audience for Ten-X auctions to include our commercial real estate users. We also plan to enhance access to Ten-X's data room information from CoStar and LoopNet. To increase exposure of properties to be auctioned on Ten-X, we are allocating banner space on both our CoStar and LoopNet sites for advertising for Ten-X properties. We continue to execute our plan to expand the Ten-X sales force and focus on increasing the number of qualified bidders and the number of owners bringing properties to the site. To generate brand awareness and site traffic for the Ten-X platform, we expect to continue to incur costs for a multi-media marketing campaign, reinforced with search engine optimization efforts and will expect to continue to work to determine the optimal level and focus of this marketing effort for future periods and may adjust the spend and focus as deemed appropriate.

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

The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring and related costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income. In addition to these exclusions from net income, we subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2021 and 2022, we assumed a 25% and 26% tax rate, respectively, which approximated our historical long-term statutory corporate tax rate, excluding the impact of discrete items.

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

The following table shows our net income reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$89,318	$74,212
Amortization of acquired intangible assets in cost of revenues	7,098	7,408
Amortization of acquired intangible assets in operating expenses	16,092	18,419
Depreciation and other amortization	6,965	8,500
Interest expense, net	7,718	7,878
Other (income) expense	(864)	50
Income tax expense	32,103	19,069
EBITDA	$158,430	$135,536

Net cash flows provided by (used in)
Operating activities	$130,707	$87,853
Investing activities	$(12,401)	$(134,320)
Financing activities	$(15,754)	$(18,543)

Comparison of Three Months Ended March 31, 2022 and Three Months Ended March 31, 2021

The following table provides a comparison of our selected consolidated results of operations for the three months ended March 31, 2022 and March 31, 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$198,649	$172,184	$26,465	15%
Information Services	37,215	34,696	2,519	7
Multifamily	175,477	166,147	9,330	6
LoopNet(1)	54,447	49,230	5,217	11
Residential(1)	18,060	11,105	6,955	63
Other Marketplaces(1)	31,977	24,335	7,642	31
Total revenues	515,825	457,697	58,128	13
Cost of revenues	95,479	88,748	6,731	8
Gross profit	420,346	368,949	51,397	14
Operating expenses:
Selling and marketing (excluding customer base amortization)	143,997	138,687	5,310	4
Software development	54,021	46,784	7,237	15
General and administrative	77,961	63,850	14,111	22
Customer base amortization	16,092	18,419	(2,327)	(13)
Total operating expenses	292,071	267,740	24,331	9
Income from operations	128,275	101,209	27,066	27
Interest expense, net	(7,718)	(7,878)	(160)	(2)
Other income (expense)	864	(50)	914	NM
Income before income taxes	121,421	93,281	28,140	30
Income tax expense	32,103	19,069	13,034	68
Net income	$89,318	$74,212	$15,106	20
__________________________
NM - Not meaningful
(1) As of September 30, 2021, Commercial Property and Land revenue has been further disaggregated into LoopNet, Residential and Other Marketplaces.

Revenues. Revenues increased to $516 million for the three months ended March 31, 2022, from $458 million for the three months ended March 31, 2021. The $58 million increase was attributable to increases in revenues for several of our service offerings. CoStar revenues increased $26 million, or 15%, due to higher sales volume driven by an increase in subscribers, as well as, the impact of annual price increases for contract renewals. Multifamily revenues increased $9 million, or 6%, due to increases in pricing on renewals, partially offset by a reduction in the number of properties advertised. Other Marketplaces revenue increased $8 million, or 31%, driven by an increase in Ten-X revenue of $5 million, as a result of an increase in the transaction value properties sold, and to a lesser extent, increased Land for Sale revenue of $2 million. Residential revenue increased $7 million, or 63%, primarily due to an increase in sales of Homesnap's products and services. LoopNet revenue increased $5 million or 11% as a result of an increase in average prices and the acquisition of BureauxLocaux. Information Services revenue increased $3 million, or 7%, primarily attributable to increased revenue of $2 million for our Real Estate Manager service offering.

Gross Profit. Gross profit increased to $420 million for the three months ended March 31, 2022, from $369 million for the three months ended March 31, 2021, and the gross profit percentage was consistent at 81% for both the three months ended March 31, 2022 and 2021, The increase in gross profit was due to higher revenues that were partially offset by an increase in cost of revenues of $7 million, or 8%. The increase in cost of revenues was primarily due to an increase of $6 million related to our investment and further development of our residential marketplaces, including research equipment and software, as well as, an increase in data costs to support all of our product offerings.

Selling and Marketing Expenses. Selling and marketing expenses increased to $144 million for the three months ended March 31, 2022, from $139 million for the three months ended March 31, 2021. The $5 million increase was attributable to a $10 million increase in conference, event, travel and entertainment costs, as well as, increases in personnel costs of $4 million, primarily due to an increase in headcount and an increase in commissions of $2 million. These increases were partially offset by a decrease in marketing spending of $8 million, primarily attributable to a decrease in agency fees, driven by Ten-X and LoopNet.

Software Development Expenses. Software development expenses increased to $54 million for the three months ended March 31, 2022, from $47 million for the three months ended March 31, 2021, and remained consistent as a percentage of revenues at 10% for the three months ended March 31, 2022 and 2021. The $7 million increase was primarily due to a $6 million increase in personnel costs, primarily related to our investment and further development of our residential marketplaces, as well as, increased headcount to support the development of our products.

General and Administrative Expenses. General and administrative expenses increased to $78 million for the three months ended March 31, 2022, from $64 million, for the three months ended March 31, 2021 and increased as a percentage of revenues to 15% for the three months ended March 31, 2022 from 14% for the three months ended March 31, 2021. The increase of $14 million was due to a $5 million increase in personnel costs, driven by increased headcount, as well as, a $2 million increase in stock compensation expense . In addition, there were increases of $3 million in travel and entertainment costs, mostly due an increase in the amount and average cost of air travel, a $2 million increase in software expenses, and a $2 million increase in bad debt expense.

Customer Base Amortization Expense. Customer base amortization expense decreased to $16 million for the three months ended March 31, 2022 from $18 million for the three months ended March 31, 2021, and decreased as a percentage of revenues at 3% for the three months ended March 31, 2022 from 4% for the three months ended March 31, 2021. The decrease was primarily attributable to a decrease in amortization expense related to the customer base assets acquired in the acquisitions of ForRent, Ten-X, and STR, which had been amortizing on an accelerated basis since their acquisitions. These decreases were offset by an increase in expense from intangibles acquired through the acquisition of Homes.com.
Interest Expense, net. Interest expense, net remained consistent for the three months ended March 31, 2022 and 2021.

Other Income (Expense). Other income (expense) was $1 million in income for the three months ended March 31, 2022 and was $0.1 million of expense for the three months ended March 31, 2021. The increase in other income was primarily due to increases in foreign exchange gains due to rate fluctuations.

Income Tax Expense. Income tax expense increased to $32 million for the three months ended March 31, 2022, from $19 million for the three months ended March 31, 2021. The increase was mostly due to higher income before taxes, as well as, a decrease in excess tax benefits.

Comparison of Business Segment Results for Three Months Ended March 31, 2022 and Three Months Ended March 31, 2021

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

Segment Revenues. North America revenues increased to $498 million for the three months ended March 31, 2022, from $442 million for the three months ended March 31, 2021. The $56 million increase in North America revenues was attributable to increases in revenues for several of our service offerings, including an increase in CoStar revenues of $26 million due to higher sales volume driven by an increase in subscribers, as well as, the impact of annual price increases for contract renewals. Multifamily revenues increased $9 million, due to increases in pricing on renewals, offset by a reduction in the number of properties advertised. Other Marketplaces revenue increased $8 million, driven by an increase in Ten-X and Land for Sale revenue. The increase in Residential revenue of $7 million was due to the increase in sales of Homesnap's products and services. LoopNet revenue increased $4 million as a result of price increases. Information Services revenue increased $3 million, due to increased revenue from our Real Estate Manager service offering. International revenues increased to $18 million for the three months ended March 31, 2022, from $16 million for the three months ended March 31, 2021. The increase in International revenues was mostly driven by the acquisition of BureauxLocaux, and to a lesser extent, due to growth in our CoStar product revenue.

Segment EBITDA. North America EBITDA increased to $156 million for the three months ended March 31, 2022, from $136 million for the three months ended March 31, 2021. The increase in North America EBITDA was primarily due to an increase in revenue and decrease in marketing spending, partially offset by, increases in personnel and general and administrative costs. International EBITDA for the three months ended March 31, 2022 increased to income of $2 million from a loss of $0.3 million for the three months ended March 31, 2021. The increase was due to an increase in revenue and decrease in general administrative costs, partially offset by, increases in personnel and marketing costs.

Liquidity and Capital Resources

We believe the balance of cash, cash equivalents and restricted cash, which was $3.9 billion as of March 31, 2022, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Our cash requirements have not changed materially since the 2021 Form 10-K.

Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies, and we expect to continue to make acquisitions.

We currently plan to expand our Richmond, Virginia campus which may result in a material cash requirement in 2022 and beyond. We currently plan to fund the expansion with cash on hand.

Cash, cash equivalents and restricted cash increased to approximately $3.9 billion as of March 31, 2022, compared to cash, cash equivalents and restricted cash of approximately $3.8 billion as of December 31, 2021. The increase in cash, cash equivalents, and restricted cash for the three months ended March 31, 2022 was primarily due to cash generated from operations of $131 million and proceeds from participation in our employee stock purchase plan of $4 million, partially offset by, $20 million of repurchases of common stock from employees to satisfy the employees' minimum tax withholding obligations upon the vesting of restricted stock grants, as well as $13 million of purchases of property and equipment, including capitalized software development costs.

Net cash provided by operating activities for the three months ended March 31, 2022 was approximately $131 million compared to approximately $88 million for the three months ended March 31, 2021. The $43 million increase in cash provided by operating activities was primarily due to an increase from changes in net working capital of $39 million.

Net cash used in investing activities for the three months ended March 31, 2022 was approximately $12 million compared to approximately $134 million of cash used in investing activities for the three months ended March 31, 2021. The $121 million decrease in cash used in investing activities was primarily due to $123 million paid during the three months ended March 31, 2021 for the purchase of an office building and the underlying land located in Richmond, Virginia, partially offset by, an increase in cash used for the purchase of other property and equipment, including capitalized software development costs, during the three months ended March 31, 2022.

Net cash used in financing activities for the three months ended March 31, 2022 was approximately $16 million compared to approximately $19 million used in financing activities for the three months ended March 31, 2021. The $3 million decrease in cash used in financing activities was due to a $8 million decrease in repurchases of restricted stock to satisfy employee tax withholding obligations upon vesting of restricted stock awards, partially offset by, a $5 million decrease in proceeds from the exercise of employee stock options, during the three months ended March 31, 2022.

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

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Quarterly Report on Form 10-Q and make forward-looking statements in our press releases, investor conference calls, Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2022 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions or expectations about our revenues, revenue growth rates, gross margin percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-generally accepted accounting principles (“GAAP”) net income, non-GAAP net income per share, weighted-average outstanding shares, cash flow from operating activities, operating costs, capital and other expenditures, the current and future impacts of COVID-19 on our operations, our actions in response to the COVID-19 pandemic, key priorities for 2022, trends in customer behavior, legal proceedings and claims, legal costs, effective tax rate, the anticipated benefits of completed or proposed acquisitions, the anticipated timing for integration of completed acquisitions, the anticipated benefits of cross-selling efforts, product development and release, geographic and product expansion, planned service enhancements, expansion and development of our sales forces, planned sales and marketing activities and investments, the impact or results of sales and marketing initiatives, product integrations, elimination and de-emphasizing of services, investments in residential marketplace services and our residential marketplace strategy, net new sales, contract renewal rates, use of proceeds from equity and debt offerings, the use of proceeds of any draws under our $750 million credit facility (the “2020 Credit Agreement”), employee relations, attrition and retention, management’s plans, goals and objectives for future operations, deferral of tax payments, sources and adequacy of liquidity, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: the effects of and uncertainty surrounding the COVID-19 pandemic, including the length and severity of the economic downturn associated with the COVID-19 pandemic, including disruption of the international and national economy and credit markets; actions taken by governments, businesses and individuals in response to the COVID-19 pandemic such as office and other workplace closures, worker absenteeism or decreased productivity, quarantines, mass-transit disruptions or other travel or health-related restrictions; how quickly economies, including the real estate industry in particular, recover after the COVID-19 pandemic subsides; real estate market conditions, including commercial real estate office vacancies; general economic conditions, both domestic and international, including the impacts of any international conflicts and uncertainty from the discontinuance of LIBOR and the transition to any other interest rate benchmarks; our ability to identify, acquire and integrate additional acquisition candidates; our ability to realize the expected benefits, cost savings or other synergies from acquisitions, including Homesnap, Homes.com, ComReal Info and BIH on a timely basis or at all; our ability to combine acquired businesses successfully or in a timely and cost-efficient manner; business disruption relating to integration of acquired businesses or other business initiatives; the risk that expected investments in acquired businesses, or the timing of any such investments, may change or may not produce the expected results; our ability to transition acquired service platforms to our model in a timely manner or at all; changes and developments in business plans or operations; theft of any personally identifiable information we, or the businesses that we acquire, maintain, store or process; any actual or perceived failure to comply with privacy or data protection laws, regulations or standards; any disruption of our systems, including due to any cyberattack or other similar event; the amount of investment for sales and marketing and our ability to realize a return on investments in sales and marketing; our ability to effectively and strategically combine, eliminate or de-emphasize service offerings; reductions in revenues as a result of service changes; the time and resources required to develop upgraded or new services and to expand service offerings; changes or consolidations within the real estate industry; customer retention; our ability to attract new clients and to sell additional or higher value services to existing clients; our ability to develop, successfully introduce and cross-sell new products or upgraded services in U.S. and foreign markets; our ability to attract consumers to our online marketplaces; our ability to increase traffic on our network of sites; the success of our marketing campaigns in generating brand awareness and site traffic; our ability to protect and defend our intellectual property, including against unauthorized or unlicensed use of our services; competition; foreign currency fluctuations; global credit market conditions affecting investments; our ability to continue to expand successfully, timely and in a cost-efficient manner, including internationally; our ability to effectively penetrate and gain acceptance in new sectors and international geographies; our ability to control costs; litigation or government investigations in which we become involved; changes in accounting policies or practices; release of new and upgraded services or entry into new markets by us or our competitors; data quality; our ability to expand, develop or reorganize or reorient of our sales forces; employee retention, including retention of key employees and employees of acquired businesses; our ability to hire additional employees to fill vacant or new roles; technical problems with our services; managerial execution; changes in relationships with real estate agents, brokers, owners, property managers and other strategic partners; legal and regulatory issues, including any actual or perceived failure to comply with U.S. or international laws, rules or regulations; successful adoption of and training on our services; and the availability of capital.

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

Fluctuations in the British pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the three months ended March 31, 2022, revenues denominated in foreign currencies were approximately 3%. For the three months ended March 31, 2022 our revenues would have decreased by approximately $2 million if the U.S. dollar exchange rate used strengthened by 10%. For the three months ended March 31, 2022, our revenues would have increased by approximately $2 million, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of March 31, 2022, accumulated other comprehensive income included a gain from foreign currency translation adjustments of approximately $12.1 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2022. As of March 31, 2022, we had $3.9 billion of cash, cash equivalents and restricted cash. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA rated Government and Treasury Money Market Funds.

We are subject to interest rate market risk in connection with our revolving credit facility. On July 1, 2020, we entered into the 2020 Credit Agreement, which provides for variable rate borrowings of up to $750 million. On July 1, 2020, we issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all our borrowings except for our credit facility are fixed rate, and our credit facility is currently undrawn as of March 31, 2022. See Note 10 to the accompanying condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for information regarding our 2020 Credit Agreement.

We had approximately $2.7 billion of goodwill and intangible assets as of March 31, 2022. As of March 31, 2022, we believe our intangible assets will be recoverable; however, changes in the economy, the industry in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 and were operating at a reasonable assurance level.

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

Item 1A.Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors disclosed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in our 2021 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. There have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A Risk Factors” in our 2021 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

2021	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through 31	125	$76.78	—	—
February 1 through 28	189,716	61.74	—	—
March 1 through 31	115,844	58.81	—	—
Total	305,685	$60.64	—	—
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
101.INS
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	April 27, 2022	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)