Form 10-Q
period 2022-06-30
COSTAR GROUP, INC.
filed 2022-07-27
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

As of July 22, 2022, there were 395,949,425 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$536,308	$480,333	$1,052,133	$938,030
Cost of revenues	100,971	89,566	196,450	178,314
Gross profit	435,337	390,767	855,683	759,716

Operating expenses:
Selling and marketing (excluding customer base amortization)	181,344	164,612	325,341	303,299
Software development	51,587	48,573	105,608	95,357
General and administrative	77,345	58,226	155,306	122,076
Customer base amortization	14,878	18,345	30,970	36,764
	325,154	289,756	617,225	557,496
Income from operations	110,183	101,011	238,458	202,220
Interest expense, net	(3,399)	(7,877)	(11,117)	(15,755)
Other income, net	1,343	847	2,207	797
Income before income taxes	108,127	93,981	229,548	187,262
Income tax expense	24,654	32,833	56,757	51,902
Net income	$83,473	$61,148	$172,791	$135,360

Net income per share - basic	$0.21	$0.16	$0.44	$0.35
Net income per share - diluted	$0.21	$0.16	$0.44	$0.34

Weighted-average outstanding shares - basic	393,342	392,306	393,119	391,942
Weighted-average outstanding shares - diluted	394,478	394,098	394,356	393,906
__________________________

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$83,473	$61,148	$172,791	$135,360
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(17,842)	1,526	(24,198)	1,849
Total other comprehensive (loss) income	(17,842)	1,526	(24,198)	1,849
Total comprehensive income	$65,631	$62,674	$148,593	$137,209

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$3,964,116	$3,827,126
Accounts receivable	161,811	138,191
Less: Allowance for credit losses	(9,638)	(13,374)
Accounts receivable, net	152,173	124,817
Income tax receivable	9,278	—
Prepaid expenses and other current assets	55,194	36,182
Total current assets	4,180,761	3,988,125

Deferred income taxes, net	5,034	5,034
Property and equipment, net	298,361	271,431
Lease right-of-use assets	98,495	100,680
Goodwill	2,314,176	2,321,015
Intangible assets, net	385,245	435,662
Deferred commission costs, net	119,778	101,879
Deposits and other assets	16,893	21,762
Income tax receivable	2,005	11,283
Total assets	$7,420,748	$7,256,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,132	$22,244
Accrued wages and commissions	84,545	81,794
Accrued expenses	91,168	81,676
Income taxes payable	1,841	31,236
Lease liabilities	35,426	26,268
Deferred revenue	104,838	95,471
Total current liabilities	349,950	338,689

Long-term debt, net	988,572	987,944
Deferred income taxes, net	87,657	98,656
Income taxes payable	14,112	12,496
Lease and other long-term liabilities	96,104	107,414
Total liabilities	1,536,395	1,545,199

Total stockholders' equity	5,884,353	5,711,672
Total liabilities and stockholders' equity	$7,420,748	$7,256,871
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	394,936	$3,946	$4,253,318	$(5,758)	$1,460,166	$5,711,672
Net income	—	—	—	—	89,318	89,318
Other comprehensive loss	—	—	—	(6,356)	—	(6,356)
Restricted stock grants	1,277	13	(13)	—	—	—
Restricted stock grants surrendered	(403)	(4)	(19,455)	—	—	(19,459)
Stock-based compensation expense	—	—	18,005	—	—	18,005
Employee stock purchase plan	64	1	4,117	—	—	4,118
Balance at March 31, 2022	395,874	$3,956	$4,255,972	$(12,114)	$1,549,484	$5,797,298
Net income	—	—	—	—	83,473	83,473
Other comprehensive loss	—	—	—	(17,842)	—	(17,842)
Restricted stock grants	65	1	(1)	—	—	—
Restricted stock grants surrendered	(108)	(1)	(295)	—	—	(296)
Stock-based compensation expense	—	—	17,680	—	—	17,680
Employee stock purchase plan	65	1	4,039	—	—	4,040
Balance at June 30, 2022	395,896	$3,957	$4,277,395	$(29,956)	$1,632,957	$5,884,353

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

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$172,791	$135,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,127	68,516
Amortization of deferred commissions costs	35,996	30,847
Amortization of Senior Notes discount and issuance costs	1,178	1,159
Non-cash lease expense	15,080	13,136
Stock-based compensation expense	35,959	30,689
Deferred income taxes, net	(14,946)	9,929
Credit loss expense	6,890	6,086
Other operating activities, net	(1,149)	(24)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(33,318)	(8,526)
Prepaid expenses and other current assets	3,152	(14,567)
Deferred commissions	(54,155)	(31,922)
Accounts payable and other liabilities	14,098	(32,474)
Lease liabilities	(15,932)	(15,674)
Income taxes payable	(27,770)	9,415
Deferred revenue	8,520	16,148
Other assets	1,578	2,191
Net cash provided by operating activities	212,099	220,289

Investing activities:
Proceeds from sale of property and equipment and other assets	5,034	201
Purchase of Richmond assets and other intangibles	(25,664)	(123,623)
Purchases of property and equipment and other assets	(30,746)	(13,093)
Cash paid for acquisitions, net of cash acquired	(6,331)	(148,275)
Net cash used in investing activities	(57,707)	(284,790)

Financing activities:
Repayments of long-term debt assumed in acquisition	(2,155)	—
Repurchase of restricted stock to satisfy tax withholding obligations	(19,755)	(28,405)
Proceeds from exercise of stock options and employee stock purchase plan	7,340	12,324
Other financing activities	—	(57)
Net cash used in financing activities	(14,570)	(16,138)

Effect of foreign currency exchange rates on cash and cash equivalents	(2,832)	(364)
Net increase (decrease) in cash, cash equivalents and restricted cash	136,990	(81,003)
Cash, cash equivalents and restricted cash at the beginning of period	3,827,126	3,755,912
Cash, cash equivalents and restricted cash at the end of period	$3,964,116	$3,674,909

Supplemental cash flow disclosures:
Interest paid	$14,953	$16,510
Income taxes paid	$99,507	$32,545

Supplemental non-cash investing and financing activities:
Consideration owed for acquisitions	$55	$2,887
Accrued capital expenditures and non-cash landlord incentives	$9,538	$3,184
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

On May 24, 2021, the Company acquired Homes Group, LLC ("Homes.com"), a residential real estate advertising and marketing services company primarily operating through its property listing and marketing portal, Homes.com. On October 1, 2021, the Company acquired Comreal Info, a French société par actions simplifiée ("BureauxLocaux"), the owner and operator of BureauxLocaux, a commercial real estate digital marketplace in France. On April 5, 2022, the Company acquired all of the issued share capital of BIH, a French société par actions simplifiée ("Business Immo"), the owner and operator of Business Immo, a leading commercial real estate news service provider in France. See Note 5 for further discussion of these acquisitions.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at June 30, 2022 and December 31, 2021, the results of its operations for the three and six months ended June 30, 2022 and 2021, its comprehensive income for the three and six months ended June 30, 2022 and 2021, its changes in stockholders' equity for the three and six months ended June 30, 2022 and 2021, and its cash flows for the six months ended June 30, 2022 and 2021.

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

The Company also derives revenues from transaction-based services including: (i) an online auction platform for commercial real estate through Ten-X, LLC and its subsidiaries, (ii) providing online tenant applications, including background and credit checks, and rental payment processing and (iii) ancillary products and services that sold on an ad hoc basis.

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations for which the functional currency is the British pound. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other income, net in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized a net foreign currency gains of $0.9 million and losses of $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and net foreign currency gains of $1.3 million and losses of $0.4 million for the six months ended June 30, 2022 and 2021, respectively, which are included in other income, net on the condensed consolidated statements of operations.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2022	December 31, 2021
Foreign currency translation adjustment	$(29,956)	$(5,758)
Total accumulated other comprehensive loss	$(29,956)	$(5,758)
There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include digital marketing, television, radio, print and other media advertising. Advertising costs were approximately $92 million and $90 million for the three months ended June 30, 2022 and 2021, respectively, and $146 million and $155 million for the six months ended June 30, 2022 and 2021, respectively.

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

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2022	2021	2022	2021

Net income	$83,473	$61,148	$172,791	$135,360
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	393,342	392,306	393,119	391,942
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	1,136	1,792	1,237	1,964
Denominator for diluted net income per share — weighted-average outstanding shares	394,478	394,098	394,356	393,906

Net income per share — basic	$0.21	$0.16	$0.44	$0.35
Net income per share — diluted	$0.21	$0.16	$0.44	$0.34
__________________________

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

The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in thousands):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Performance-based restricted stock awards	621	718	621	718
Anti-dilutive securities	1,620	206	1,342	553
__________________________
Stock-Based Compensation

Equity instruments issued in exchange for services performed by officers, employees, and directors of the Company are accounted for using a fair-value based method and the fair value of such equity instruments is recognized as expense in the condensed consolidated statements of operations.

For stock-based awards that vest over a specific service period, compensation expense is measured based on the fair value of the awards at the grant date and is recognized on a straight-line basis over the service period of the awards, net of an estimated forfeiture rate. For equity instruments that vest based on achievement of both a performance and market condition, stock-based compensation expense is recognized over the service period of the awards based on the expected achievement of the related performance conditions at the end of each reporting period. If the Company's initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized, and any previously recognized stock-based compensation expense will be reversed. For awards with both a performance and a market condition, the Company estimates the fair value of each equity instrument granted on the date of grant using a Monte-Carlo simulation model. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to calculate the fair value of the awards.

Stock-based compensation expense for stock options, restricted stock awards and restricted stock units issued under equity incentive plans, stock purchases under the Employee Stock Purchase Plan, Deferred Stock Units and Matching RSUs awarded under the Company's MSPP included in the Company’s statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$2,991	$2,479	$5,961	$5,448
Selling and marketing (excluding customer base amortization)	1,985	1,561	3,648	3,023
Software development	2,998	3,059	6,104	5,973
General and administrative	10,138	8,045	20,246	16,245
Total stock-based compensation expense	$18,112	$15,144	$35,959	$30,689

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no restricted cash as of June 30, 2022 and December 31, 2021.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Goodwill is tested annually for impairment by each reporting unit on October 1 of each year or more frequently if an event or other circumstance indicates that the Company may not recover the carrying value of the asset. The Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or elect to bypass such assessment. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or the Company elects to bypass such assessment, the Company then determines the fair value of each reporting unit. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

On March 12, 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Accounting Standards Codification ("ASC") 848 contains optional expedients and exceptions for applying GAAP to debt, contracts, hedging relationships and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied to all contracts that are accounted for under a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. This guidance is effective for fiscal years beginning after January 1, 2021, including interim periods within those fiscal years. The Company's 2020 Credit Agreement (as defined in Note 10) provides for a $750 million revolving credit facility and a letter of credit sublimit of $20 million, with interest rates benchmarked to LIBOR. As of June 30, 2022, no amounts were issued or drawn under this facility. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

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

3.REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Revenue

The Company provides information, analytics and online marketplaces to the commercial real estate industry, hospitality industry, residential industry and related professionals. Revenues by operating segment and type of service consist of the following (in thousands):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,
	2022			2021
	North America	International	Total	North America	International	Total
CoStar	$197,380	$9,186	$206,566	$167,845	$9,134	$176,979
Information Services	30,511	7,991	38,502	28,096	7,061	35,157
Multifamily	182,359	—	182,359	171,357	—	171,357
LoopNet(1)	54,603	1,694	56,297	50,731	364	51,095
Residential(1)	20,154	—	20,154	18,087	—	18,087
Other Marketplaces(1)	32,430	—	32,430	27,658	—	27,658
Total revenues	$517,437	$18,871	$536,308	$463,774	$16,559	$480,333
__________________________
(1) As of September 30, 2021, Commercial Property and Land revenue has been further disaggregated into LoopNet, Residential and Other Marketplaces. Prior period amounts have been adjusted to reflect this presentation.

	Six Months Ended June 30,
	2022			2021
	North America	International	Total	North America	International	Total
CoStar	$386,484	$18,731	$405,215	$331,399	$17,764	$349,163
Information Services	60,782	14,935	75,717	55,782	14,071	69,853
Multifamily	357,836	—	357,836	337,504	—	337,504
LoopNet(1)	107,291	3,453	110,744	99,667	658	100,325
Residential(1)	38,214	—	38,214	29,192	—	29,192
Other Marketplaces(1)	64,407	—	64,407	51,993	—	51,993
Total revenues	$1,015,014	$37,119	$1,052,133	$905,537	$32,493	$938,030
__________________________
(1) As of September 30, 2021, Commercial Property and Land revenue has been further disaggregated into LoopNet, Residential and Other Marketplaces. Prior period amounts have been adjusted to reflect this presentation.

Deferred Revenue

Changes in deferred revenue for the period were as follows (in thousands):

Balance at December 31, 2021(1)	$96,724
Revenue recognized in the current period from the amounts in the beginning balance	(68,766)
New deferrals, net of amounts recognized in the current period	79,158
Effects of foreign currency	(1,766)
Balance at June 30, 2022(2)	$105,350
__________________________
(1) Deferred revenue was comprised of $95.5 million of current liabilities and $1.2 million of noncurrent liabilities classified within lease and other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2021.
(2)Deferred revenue is comprised of $104.8 million of current liabilities and $0.5 million of noncurrent liabilities classified within lease and other long-term liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2022. This balance includes $2 million of net new deferrals recognized in connection with the Business Immo acquisition made in 2022. See Note 5 for further discussion of acquisitions.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contract Assets

Contract assets are generated when contractual billing schedules differ from revenue recognition timing and represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Contract assets as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

Balance	Balance Sheet Caption	June 30, 2022	December 31, 2021
Current portion	Prepaid expenses and other current assets	$2,994	$3,094
Non-current portion	Deposits and other assets	6,964	6,146
Total contract assets		$9,958	$9,240

The revenue recognized from contract assets for the three and six months ended June 30, 2022 and the three and six months ended June 30, 2021 was not material.

Commissions

Commissions expense is included in selling and marketing expense in the Company's condensed consolidated statements of operations. Commissions expense activity for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands). The Company determined that no deferred commissions were impaired as of June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commissions incurred	$38,423	$27,299	$75,238	$53,646
Commissions capitalized in the current period	(28,326)	(16,844)	(54,155)	(31,922)
Amortization of deferred commissions costs	18,413	15,530	35,996	30,847
Total commissions expense	$28,510	$25,985	$57,079	$52,571
Unsatisfied Performance Obligations

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $452 million at June 30, 2022, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.

4.ALLOWANCE FOR CREDIT LOSSES

The following table details the activity related to the allowance for credit losses for trade receivables by portfolio segment (in thousands):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Six Months Ended June 30, 2022
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2021	$5,380	$1,820	$3,393	$1,968	$813	$13,374
Current-period provision for expected credit losses(1), (2)	3,422	(1,063)	2,676	1,805	50	6,890
Write-offs charged against the allowance, net of recoveries and other	(4,708)	9	(2,849)	(3,078)	—	(10,626)
Ending balance at June 30, 2022	$4,094	$766	$3,220	$695	$863	$9,638
__________________________
(1) Credit loss expense is included in general and administrative expenses on the condensed consolidated statement of operations.
(2) Credit loss expense related to contract assets was not material for the six months ended June 30, 2022.

	Six Months Ended June 30, 2021
	CoStar	Information Services	Multifamily	LoopNet(3)	Other Marketplaces(3)	Total
Beginning balance at December 31, 2020	$5,531	$2,739	$4,387	$1,667	$786	$15,110
Current-period provision for expected credit losses(1), (2)	2,890	16	1,698	1,482	—	6,086
Write-offs charged against the allowance, net of recoveries and other	(2,857)	(304)	(2,852)	(750)	—	(6,763)
Ending balance at June 30, 2021	$5,564	$2,451	$3,233	$2,399	$786	$14,433
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.ACQUISITIONS

Business Immo

On April 5, 2022, the Company acquired all of the issued share capital of BIH, a French société par actions simplifiée, the owner and operator of Business Immo, a leading commercial real estate news service provider in France, for €6 million ($6 million), net of cash acquired, and the assumption of outstanding debt. As part of the acquisition, the Company recorded goodwill and intangible assets of $8 million and $4 million, respectively. The net assets of Business Immo were recorded at their estimated fair value. The purchase price allocation is preliminary, subject primarily to the Company's assessment of certain tax matters and contingencies. The Company retired the assumed debt in the second quarter of 2022.

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

Homes.com

On April 14, 2021, Landmark Media Enterprises, LLC (“Landmark”), Homes Group, LLC ("Homes.com") and CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of the Company entered, into a securities purchase agreement, pursuant to which the Company agreed to acquire all of the outstanding equity interests in Homes.com from Landmark for a purchase price of $150 million in cash, subject to customary working capital and other post-closing adjustments. The Company's acquisition of Homes.com closed on May 24, 2021. The securities purchase agreement required an initial payment of $148 million, net of working capital adjustments, at the time of closing, with the remainder of the purchase price payable four months following the acquisition date, subject to offset for adjustments to the purchase price after final determination of closing net working capital. These amounts were settled in the third quarter of 2021 resulting in total consideration of $152 million. Homes.com is a residential real estate advertising and marketing services company primarily operating through its property listing and marketing portal, Homes.com.

The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

	Preliminary: May 24, 2021	Measurement Period Adjustments	Final: May 24, 2021
Cash, cash equivalents and restricted cash	$—	$—	$—
Accounts receivable	1,798	—	1,798
Lease right-of-use assets	371	—	371
Goodwill	91,875	—	91,875
Intangible assets	53,400	—	53,400
Deferred tax assets	7,862	—	7,862
Lease liabilities	(371)	—	(371)
Deferred revenue	(1,521)	—	(1,521)
Other assets and liabilities	(1,239)	—	(1,239)
Fair value of identifiable net assets acquired	$152,175	$—	$152,175

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

Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the combined results of operations for the Company and Homes.com as though the companies were combined as of January 1, 2020. The impact of the October 2021 BureauxLocaux and April 2022 Business Immo acquisitions on the pro forma financial information was not material and, therefore, has not been included. The unaudited pro forma financial information for all periods presented includes amortization charges from acquired intangible assets along with certain other accounting effects, and the related tax effects, but excludes the impacts of any expected operational synergies. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Homes.com acquisition had taken place on January 1, 2020.

The unaudited pro forma financial information for the three and six months ended June 30, 2021 combine the historical results of the Company and Homes.com for the periods prior to the acquisition date, and the effects of the pro forma adjustments listed above.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The unaudited pro forma financial information, in the aggregate, was as follows (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Revenue	$487,204	$955,997
Net income	$59,229	$129,526
Net income per share - basic	$0.15	$0.33
Net income per share - diluted	$0.15	$0.33
__________________________

The impact of the Homes.com acquisition on the Company's revenues in the condensed consolidated statements of operations was an increase of $4 million for the three and six months ended June 30, 2021. The impact of the Homes.com acquisition on the Company's net income was a decrease of $3 million for the three and six months ended June 30, 2021.

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

As of June 30, 2022 and December 31, 2021, the Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $3.8 billion and $3.0 billion, respectively. As of June 30, 2022 and December 31, 2021, the Company had no Level 2 or Level 3 financial assets measured at fair value.

The Company holds other financial instruments, including cash equivalents, cash deposits, accounts receivable, accounts payable, accrued expenses and Senior Notes (as defined in Note 10). The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of June 30, 2022 and December 31, 2021. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $0.8 billion and $1.0 billion as of June 30, 2022 and December 31, 2021, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.LEASES

The Company has operating leases for its office facilities and data centers, as well as finance leases for office equipment. The Company's leases have remaining terms of less than one year to six years. The leases contain various renewal and termination options. The period that is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. The period that is subject to an option to terminate the lease is included if it is reasonably certain that the option will not be exercised.

Lease costs related to the Company's operating leases included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating lease costs:	2022	2021	2022	2021

Cost of revenues	$1,725	$2,405	$4,278	$4,729
Software development	1,345	1,610	3,129	3,003
Selling and marketing (excluding customer base amortization)	1,931	2,774	4,941	5,424
General and administrative	4,258	1,467	5,911	2,775
Total operating lease costs	$9,259	$8,256	$18,259	$15,931
The impact of lease costs related to finance leases and short-term leases was not material for the three and six months ended June 30, 2022 and 2021.

Supplemental balance sheet information related to operating leases was as follows (in thousands):

Balance	Balance Sheet Location	June 30, 2022	December 31, 2021
Operating lease liabilities		$134,639	$134,150
Less: imputed interest		(7,624)	(8,512)
Present value of lease liabilities		127,015	125,638
Less: current portion of lease liabilities	Lease liabilities	35,426	26,268
Long-term lease liabilities	Lease and other long-term liabilities	$91,589	$99,370

Weighted-average remaining lease term in years		3.9	4.0
Weighted-average discount rate		3.1%	3.1%
Balance sheet information related to finance leases was not material as of June 30, 2022 and December 31, 2021.

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$19,111	$18,469
ROU assets obtained in exchange for lease obligations:
Operating leases	$13,917	$37,079

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8.GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2020	$2,085,494	$150,505	$2,235,999
Acquisitions, including measurement period adjustments(1)	60,352	27,441	87,793
Effect of foreign currency translation	—	(2,777)	(2,777)
Goodwill, December 31, 2021	2,145,846	175,169	2,321,015
Acquisitions, including measurement period adjustments(2)	3,401	7,548	10,949
Effect of foreign currency translation	—	(17,788)	(17,788)
Goodwill, June 30, 2022	$2,149,247	$164,929	$2,314,176
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
(2) North America goodwill recorded during the six months ended June 30, 2022 relates to a measurement period adjustment for income taxes for Homes.com of $3.4 million. International goodwill recorded in connection with the acquisition of Business Immo was $7.5 million.

No impairments of the Company's goodwill were recognized during the three and six months ended June 30, 2022 or 2021.

9.INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	June 30, 2022	December 31, 2021	Weighted- Average Amortization Period (in years)
Acquired technology and data	$39,679	$41,979	5
Accumulated amortization	(16,911)	(15,333)
Acquired technology and data, net	22,768	26,646
Acquired customer base	485,309	569,666	10
Accumulated amortization	(267,345)	(319,039)
Acquired customer base, net	217,964	250,627
Acquired trade names and other intangible assets	252,052	262,136	12
Accumulated amortization	(107,539)	(103,747)
Acquired trade names and other intangible assets, net	144,513	158,389
Intangible assets, net	$385,245	$435,662
No impairments of the Company's intangible assets were recognized during the three and six months ended June 30, 2022 and 2021. During the three months ended June 30, 2022, the Company removed $81 million of intangible assets that were fully amortized from the acquired intangible assets and accumulated amortization, which had no net impact on the Company's financial results.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10.LONG-TERM DEBT

The table below presents the components of outstanding debt (in thousands):

	June 30, 2022	December 31, 2021
2.800% Senior Notes due July 15, 2030	$1,000,000	$1,000,000
2020 Credit Agreement, due July 1, 2025	—	—
Total face amount of long-term debt	1,000,000	1,000,000
Senior Notes unamortized discount and issuance costs	(11,428)	(12,056)
Long-term debt, net	$988,572	$987,944
Senior Notes

On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030 (the “Senior Notes”). The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes), and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries and the indenture governing the Senior Notes contains covenants and other customary provisions with which the Company was in compliance as of June 30, 2022.

Revolving Credit Facility

On July 1, 2020, the Company also entered into a second amended and restated credit agreement (the "2020 Credit Agreement"), which amended and restated in its entirety the then-existing credit agreement originally entered into in April 1, 2014 and amended and restated on October 19, 2017. The 2020 Credit Agreement provides for a $750 million revolving credit facility with a term of five years (maturing July 1, 2025) and a letter of credit sublimit of $20 million from a syndicate of financial institutions as lenders and issuing banks. A commitment fee of 0.25% to 0.30% per annum, depending on the Total Leverage Ratio (defined in 2020 Credit Agreement), is payable quarterly in arrears based on the unused revolving commitment.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The 2020 Credit Agreement includes covenants, including ones that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) merge and consolidate with other companies, (ii) incur indebtedness, (iii) grant liens or security interests on assets, (iv) make investments, acquisitions, loans or advances, (v) pay dividends and (vi) sell or otherwise transfer assets. During any period of time that the Company has obtained and maintained a corporate investment grade rating from at least two designated rating agencies and no Event of Default is continuing, the Company is not subject to certain covenants, such as restrictions on the ability to incur indebtedness (such period, a “Covenant Suspension Period”). As of June 30, 2022, the Company is in a Covenant Suspension Period. The 2020 Credit Agreement also requires the Company to maintain a Total Leverage Ratio (as defined in the 2020 Credit Agreement) not exceeding 4.50 to 1.00. The Company was in compliance with the covenants in the 2020 Credit Agreement as of June 30, 2022.

As of June 30, 2022, the Company had not drawn any amounts under this facility.
The Company had $3.3 million and $3.8 million of deferred debt issuance costs as of June 30, 2022 and December 31, 2021, respectively, in connection with the 2020 Credit Agreement. These amounts are included in deposits and other assets on the Company's condensed consolidated balance sheets.

The Company recognized interest expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest on outstanding borrowings	$7,000	$7,000	$14,000	$14,000
Amortization of Senior Notes discount and issuance costs	590	581	1,178	1,159
Commitment fees and other	484	466	955	977
Total interest expense	$8,074	$8,047	$16,133	$16,136

11.INCOME TAXES

The income tax provision reflects an effective tax rate of approximately 23% and 35% for the three months ended June 30, 2022 and 2021, respectively, and 25% and 28% for the six months ended June 30, 2022 and 2021, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2022 was primarily due to a discrete restructuring gain for the three and six months ended June 30, 2021.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12.COMMITMENTS AND CONTINGENCIES

The following summarizes the Company's significant contractual obligations, including related payments due by period, as of June 30, 2022 (in thousands):

Year Ending December 31,	Operating lease obligations	Long-term debt principal payments	Long-term interest payments
Remainder of 2022	$18,328	$—	$14,000
2023	40,286	—	28,000
2024	35,378	—	28,000
2025	18,080	—	28,000
2026	9,114	—	28,000
Thereafter	13,453	1,000,000	112,000
Total	$134,639	$1,000,000	$238,000

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

Summarized EBITDA information by operating segment consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America	$138,527	$130,176	$294,489	$266,034
International	1,481	3,156	3,949	2,834
Total EBITDA	$140,008	$133,332	$298,438	$268,868
The reconciliation of net income to EBITDA consists of the following (in thousands):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$83,473	$61,148	$172,791	$135,360
Amortization of acquired intangible assets in cost of revenues	7,937	6,948	15,035	14,356
Amortization of acquired intangible assets in operating expenses	14,878	18,345	30,970	36,764
Depreciation and other amortization	7,010	7,028	13,975	15,528
Interest expense, net	3,399	7,877	11,117	15,755
Other income, net	(1,343)	(847)	(2,207)	(797)
Income tax expense	24,654	32,833	56,757	51,902
EBITDA	$140,008	$133,332	$298,438	$268,868
Summarized information by operating segment consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Property and equipment, net:
North America	$297,443	$269,792
International	918	1,639
Total property and equipment, net	$298,361	$271,431

Goodwill:
North America	$2,149,247	$2,145,846
International	164,929	175,169
Total goodwill	$2,314,176	$2,321,015

Assets:
North America	$7,160,408	$6,976,752
International	260,340	280,119
Total assets	$7,420,748	$7,256,871

Liabilities:
North America	$1,487,814	$1,502,497
International	48,581	42,702
Total liabilities	$1,536,395	$1,545,199

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated under the heading “Cautionary Statement Concerning Forward-Looking Statements” at the end of this Item 2 and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), as well as those described from time to time in our filings with the Securities and Exchange Commission.

All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. The following discussion should be read in conjunction with our 2021 Form 10-K, our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other filings with the Securities and Exchange Commission and the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

CoStar Group, Inc. (the “Company,” “CoStar Group,” “we,” “us” or “our”) is a leading provider of information, analytics and online marketplaces to the commercial real estate industry in the United States (“U.S.”) and United Kingdom (“U.K.”) based on the fact that we offer a comprehensive commercial real estate database available; have the largest research department in the industry; own and operate leading online marketplaces for commercial real estate and apartment listings in the U.S., based on the numbers of unique visitors and site visits per month; and provide more information, analytics and marketing services than any of our competitors. We have created and compiled a standardized platform of information, analytics and online marketplace services where industry professionals and consumers of commercial real estate, including apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all commercial property types, including office, retail, industrial, multifamily, commercial land, mixed-use and hospitality. With our recent acquisitions of Homesnap, Inc. (“Homesnap”) and Homes Group, LLC ("Homes.com"), we also offer online platforms for marketing and workflow management for residential real estate agents and brokers and residential property listings for homebuyers.

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

Impacts of the COVID-19 Pandemic and Current Economic Conditions

The COVID-19 pandemic has created significant economic volatility, uncertainty and disruption around the world. Further, in response to the concerns over inflation risk, the U.S. Federal Reserve has raised interest rates in the first and second quarters of 2022 and signaled they expect additional rate increases. While the impacts of the COVID-19 pandemic and current economic conditions continue to evolve, they have not materially affected our consolidated financial statements during 2021 or our condensed consolidated financial statements for June 30, 2022. It is currently unclear how the commercial real estate industry will ultimately be impacted by the COVID-19 pandemic as businesses formulate and execute plans for employees to return to the office, implement hybrid work arrangements – allowing work from the office or home, or switch to all work from home. These activities may result in reduced demand for office space and rising interest rates may reduce demand for all types of real estate. If the demand for office space or other real estate decreases significantly, there could be a downturn in the commercial real estate market that may materially adversely affect many of our clients. A depressed commercial real estate market would have a negative impact on our core customer base, which could impact our customers’ ability to subscribe and pay for our services and reduce demand for our services. Reduced demand and increased cancellations could cause our revenues or our revenue growth rates to decline and reduce our profitability.

Service Offerings

Our portfolio of information, analytics and online marketplace services are branded and marketed to our customers and marketplace end users. Our services are primarily derived from a database of building-specific information and offering customers specialized tools for accessing, analyzing and using our information. Over time, we enhanced and expanded, and we expect to continue to enhance and expand, our existing information, analytics and online marketplace services and we have developed, and we expect to continue to develop, additional services that use our comprehensive database to meet the needs of our existing customers as well as potential new categories of customers.

Our principal information, analytics and online marketplace services are described in the following paragraphs by type of service:

CoStar

CoStar® is our subscription-based integrated platform for commercial real estate intelligence, which includes information about office, industrial, retail, multifamily and student housing properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news, and market and lease analytical capabilities. CoStar's year-over-year revenue growth rate for the second quarter of 2022 increased compared to the second quarter of 2021. The number of subscribers has increased year-over-year and we have also realized the impact of price increases and existing customers upgrading to our global service offering. We began applying price increases in late 2021, which had been temporarily suspended earlier in the COVID-19 pandemic. We expect CoStar's revenue growth rate for 2022 to increase compared to the revenue growth rate for 2021 as a result of expected increases in subscriber counts and price increases and customer upgrades for renewing contracts.

Information Services

We provide real estate and lease management technology solutions, including lease administration, lease accounting and abstraction services, through our CoStar Real Estate Manager® service offerings, as well as portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics® service offerings. We also provide benchmarking reports for the hospitality industry. STARTM reports are provided on a subscription basis and we also provide one-time or ad hoc reports or analysis on a transaction basis. We provide information services internationally, through our Grecam, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. Information Services' year-over-year revenue growth rate for the second quarter of 2022 decreased compared to the second quarter of 2021 as a result of a reduction in the sales growth rate for STR products. We expect the Information Services revenue growth rate for 2022 to be consistent with the revenue growth rate for 2021.

Multifamily

Apartments.com™ is part of our network of apartment marketing sites, which primarily includes ApartmentFinder®, ForRent.com®, ApartmentHomeLiving.com™, Apartamentos.com™, Westside Rentals, and Off Campus Partners, LLC. Our network of subscription-based advertising services provides property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. Apartments.com also receives transaction-based revenue for tenant processing fees. Multifamily's year-over-year revenue growth rate in the second quarter of 2022 decreased compared to the second quarter of 2021 as a result of fewer properties being listed and customers downgrading the ad packages purchased as multifamily vacancy rates have declined from historical averages. In late 2021, we began initiating a new pricing structure that has partially offset the impact of the decline in properties listed and customer downgrades. Therefore, we expect Multifamily's year-over-year revenue growth rate for 2022 to decrease compared to the revenue growth rate for 2021.

LoopNet

Our LoopNet.com network of commercial real estate websites offer subscription-based online marketplace services that enable commercial property owners, landlords and real estate agents working on their behalf to advertise properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants use the LoopNet.com network of online marketplace services to search for available property listings that meet their criteria. LoopNet's year-over-year revenue growth rate for the second quarter of 2022 decreased compared with the second quarter of 2021. We expect LoopNet's year-over-year revenue growth rate for 2022 to decrease compared to the revenue growth rate for 2021 as we continue to develop a dedicated sales force for LoopNet.

Residential

On December 22, 2020, we acquired Homesnap, an online and mobile software platform that provides subscription-based access to applications that manage residential real estate agent workflow and marketing campaigns delivered on third-party platforms. Homesnap also receives transaction-based revenue for short-term advertising delivered on third-party platforms. On May 24, 2021, we acquired Homes.com, a residential advertising and marketing services company primarily operating through its portal, Homes.com. Residential's second quarter 2022 revenue increased compared to the second quarter of 2021 as a result of increased sales of Homesnap products and services. We expect Residential's revenue for the year ended December 31, 2022 to decline when compared to the year ended December 31, 2021 due to the discontinuation of certain Homes.com products and services that were inconsistent with our long-term business strategy. This decline is expected to be partially offset by an increase in sales of Homesnap products and services.

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

For the three months ended June 30, 2022 and June 30, 2021, our annualized net new bookings of subscription-based services on all contracts were approximately $84 million and $51 million, respectively. Net new bookings is calculated based on the annualized amount of change in our sales resulting from all new subscription-based contracts or upgrades on existing subscription-based contracts, less downgrades and cancellations for the period reported. Net new bookings is considered an operating metric that is an indicator of future subscription revenue growth and is also used as a metric of sales force productivity by us and investors. However, information regarding net new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. Revenue from our subscription-based contracts was approximately 93% and 92% of total revenue for the three months ended June 30, 2022 and June 30, 2021, respectively.

For the trailing twelve months ended June 30, 2022 and 2021, our contract renewal rates for existing CoStar Group subscription-based services for contracts with a term of at least one year were approximately 91% and 92%, respectively, and therefore our cancellation rates for those services for the same periods were approximately 9% and 8% respectively. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, we believe that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing twelve-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our clients, reductions in customer spending, or decreases in our customer base. Revenue from our subscription-based contracts with a term of at least one year was approximately 78% of total revenue for the trailing twelve months ended June 30, 2022 and June 30, 2021.

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

Our key priorities for the remainder of 2022 currently include:

•Continuing to develop and invest in residential marketplaces. Our residential team is creating new and improved tools to help consumers have a highly contextual experience when searching for homes supported by high quality media and in-depth attributes of homes and details of the surrounding neighborhoods, parks and schools and to help consumers collaborate with their agent and other consumers. We are also creating new and improved tools to help agents promote their residential listings, connect with buyers and sellers and streamline their daily workflow. In the second quarter of 2022, we launched Citysnap™, a consumer-facing search website and mobile app specifically for the five boroughs of New York City in conjunction with the Real Estate Board of New York. To support the expanded product offerings, we expect to increase our investment in residential products in 2022 by approximately $180 million compared to 2021     levels. The most significant components of our investment are expected to be content development, marketing costs and technology resources. The increase in our investment in residential products in 2022 is expected to reduce our results of operations and cash flow from operations for the year ended December 31, 2022. We plan to continue to monitor and evaluate these investments and adjust our residential business strategy and level of investment as we determine appropriate.

•Continuing to invest in our international business. We plan to enhance our international CRE marketplaces leveraging our LoopNet brand and portfolio of brands in the United Kingdom, Spain and France. We plan to expand our international presence by hiring managers and teams of field researchers in certain European markets and have completed an acquisition of a real estate news service in France.

•Continuing to expand our sales forces. We have implemented initiatives to improve our retention and new employee training and have increased the size of our sales recruiting team. These actions have resulted in a net increase in our sales force headcount in the first half of 2022. We plan further increases in our sales force headcount and further development of sales teams dedicated to our key products.

•Continuing to invest in CoStar, including:

◦Enhancing benchmarking capabilities. We integrated STR's data into CoStar in 2021 and plan to apply STR's benchmarking expertise within CoStar. We will continue to integrate the STR products into our core platform throughout 2022.

◦Continuing to develop and market a solution for lenders that leverages CoStar's Risk Analytics capabilities to support lenders with risk management, underwriting, surveillance and compliance reporting. We released our new Lender product in the first quarter of 2022. This solution provides a focus on portfolio risk analytics and surveillance to help lenders meet regulatory and accounting requirements. Subsequent product releases are expected to focus on loan origination and underwriting.

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

The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring and related costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income. In addition to these exclusions from net income, we subtract an assumed provision for income taxes to calculate non-GAAP net income. In 2022 and 2021, we assumed a 26% and 25% tax rate, respectively, which approximated our historical long-term statutory corporate tax rate, excluding the impact of discrete items.

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

The following table shows our net income reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$83,473	$61,148	$172,791	$135,360
Amortization of acquired intangible assets in cost of revenues	7,937	6,948	15,035	14,356
Amortization of acquired intangible assets in operating expenses	14,878	18,345	30,970	36,764
Depreciation and other amortization	7,010	7,028	13,975	15,528
Interest expense, net	3,399	7,877	11,117	15,755
Other income, net	(1,343)	(847)	(2,207)	(797)
Income tax expense	24,654	32,833	56,757	51,902
EBITDA	$140,008	$133,332	$298,438	$268,868

Net cash flows provided by (used in)
Operating activities	$81,392	$132,436	$212,099	$220,289
Investing activities	$(45,306)	$(150,470)	$(57,707)	$(284,790)
Financing activities	$1,184	$2,405	$(14,570)	$(16,138)

Comparison of Three Months Ended June 30, 2022 and Three Months Ended June 30, 2021

The following table provides a comparison of our selected consolidated results of operations for the three months ended June 30, 2022 and June 30, 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$206,566	$176,979	$29,587	17%
Information Services	38,502	35,157	3,345	10
Multifamily	182,359	171,357	11,002	6
LoopNet(1)	56,297	51,095	5,202	10
Residential(1)	20,154	18,087	2,067	11
Other Marketplaces(1)	32,430	27,658	4,772	17
Total revenues	536,308	480,333	55,975	12
Cost of revenues	100,971	89,566	11,405	13
Gross profit	435,337	390,767	44,570	11
Operating expenses:
Selling and marketing (excluding customer base amortization)	181,344	164,612	16,732	10
Software development	51,587	48,573	3,014	6
General and administrative	77,345	58,226	19,119	33
Customer base amortization	14,878	18,345	(3,467)	(19)
Total operating expenses	325,154	289,756	35,398	12
Income from operations	110,183	101,011	9,172	9
Interest expense, net	(3,399)	(7,877)	(4,478)	(57)
Other income, net	1,343	847	496	59
Income before income taxes	108,127	93,981	14,146	15
Income tax expense	24,654	32,833	(8,179)	(25)
Net income	$83,473	$61,148	$22,325	37
__________________________
(1) As of September 30, 2021, Commercial Property and Land revenue has been further disaggregated into LoopNet, Residential and Other Marketplaces.

Revenues. Revenues increased to $536 million for the three months ended June 30, 2022, from $480 million for the three months ended June 30, 2021. The $56 million increase was attributable to increases in revenues for several of our service offerings. CoStar revenues increased $30 million, or 17%, due to higher sales volume driven by an increase in subscribers, as well as, the impact of annual price increases and customer upgrades on contract renewals. Multifamily revenues increased $11 million, or 6%, due to increases in pricing on renewals, partially offset by a less favorable mix of ad packages purchased. LoopNet revenue increased $5 million or 10%, primarily as a result of an increase in average prices, and to a lesser extent, due to the acquisition of BureauxLocaux. Other Marketplaces revenues increased $5 million, or 17%, driven by an increase of Land for Sale, BizBuySell, and Ten-X revenue in equivalent amounts. Information Services revenues increased $3 million, or 10%, primarily attributable to increased revenue for our CoStar Real Estate Manager product and STR service offerings. Residential revenues increased $2 million, or 11%, primarily due to an increase in sales of Homesnap's products and services, partially offset by, the discontinuation of certain Homes.com products and services that were inconsistent with our long-term business strategy.

Gross Profit. Gross profit increased to $435 million for the three months ended June 30, 2022, from $391 million for the three months ended June 30, 2021, and the gross profit percentage was consistent at 81% for both the three months ended June 30, 2022 and 2021, The increase in gross profit was due to higher revenues, partially offset by, an increase in cost of revenues of $11 million, or 13%. The increase in cost of revenues was primarily due to an increase of $6 million related to our investment and further development of our residential marketplaces, including research equipment, data centers, data and content, personnel, and software and equipment expenses. In addition, there were increases of $1 million each in personnel costs and software and equipment, to support our researchers, and amortization of customer base intangible assets.

Selling and Marketing Expenses. Selling and marketing expenses increased to $181 million for the three months ended June 30, 2022, from $165 million for the three months ended June 30, 2021. The $17 million increase was mostly attributable to a $7 million increase in personnel costs, primarily due to an increase in headcount and an increase in commissions of $3 million, as well as, a $5 million increase in marketing spending. The increase in marketing expenses was driven by higher events costs for Apartments.com, Ten-X and CoStar, and search engine marketing expenses related to residential marketing initiatives, partially offset by, a decrease in advertising agency fees, driven by Ten-X and LoopNet. Travel and entertainment costs also increased $3 million.

Software Development Expenses. Software development expenses increased to $52 million for the three months ended June 30, 2022, from $49 million for the three months ended June 30, 2021, and remained consistent as a percentage of revenues at 10% for the three months ended June 30, 2022 and 2021. The $3 million increase was due to increases of $1 million each in both personnel and occupancy expenses, primarily related to our investment and further development of our residential marketplaces, as well as, increased headcount to support the development of our other products.

General and Administrative Expenses. General and administrative expenses increased to $77 million for the three months ended June 30, 2022, from $58 million, for the three months ended June 30, 2021 and increased as a percentage of revenues to 14% for the three months ended June 30, 2022 from 12% for the three months ended June 30, 2021. The increase of $19 million was due to a $6 million increase in personnel costs, driven by a $3 million increase in salaries, as well as, a $2 million increase in stock-based compensation expense, and a $6 million increase in professional services fees. There were also increases of $3 million in software and equipment expenses, and a $3 million increase in travel and entertainment and conference costs.

Customer Base Amortization Expense. Customer base amortization expense decreased to $15 million for the three months ended June 30, 2022 from $18 million for the three months ended June 30, 2021, and decreased as a percentage of revenues at 3% for the three months ended June 30, 2022 from 4% for the three months ended June 30, 2021. The decrease was primarily attributable to a decrease in amortization expense related to the customer base intangible assets acquired in the acquisitions of ForRent, Ten-X, STR, and Homesnap, which had been amortizing on an accelerated basis since their acquisitions. This decrease was partially offset by an increase in expense from intangibles acquired through the acquisition of Homes.com.
Interest Expense, net. Interest expense, net was a net expense of $3 million for the three months ended June 30, 2022, as compared to net expense of $8 million for the three months ended June 30, 2021. The decrease for the three months ended June 30, 2022 was primarily due to an increase in interest income of $4 million, mostly attributable to an increased rate of return on cash equivalents.

Other Income, net. Other income, net remained consistent for the three months ended June 30, 2022 and June 30, 2021.

Income Tax Expense. Income tax expense decreased to $25 million for the three months ended June 30, 2022, from $33 million for the three months ended June 30, 2021. The decrease was primarily due to a tax restructuring gain recognized during the three months ended June 30, 2021.

Comparison of Business Segment Results for Three Months Ended June 30, 2022 and Three Months Ended June 30, 2021

We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is our net income before interest (expense) income and other (expense) income, loss on debt extinguishment, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for further information regarding our segment operating results.

Segment Revenues. North America revenues increased to $517 million for the three months ended June 30, 2022, from $464 million for the three months ended June 30, 2021. The $54 million increase in North America revenues was attributable to increases in revenues for several of our service offerings, including an increase in CoStar revenues of $30 million due to higher sales volume driven by an increase in subscribers, as well as, the impact of annual price increases and customer upgrades on contract renewals. Multifamily revenues increased $11 million, due to increases in pricing on renewals, partially offset by a less favorable mix of ad packages purchased. Other Marketplaces revenues increased $5 million, driven by an increase in Land for Sale, BizBuySell, and Ten-X revenue in equivalent amounts. LoopNet revenues increased $4 million as a result of price increases. Information Services revenues increased $2 million due to increased revenue from our CoStar Real Estate Manager product and STR service offerings. Residential revenues increased $2 million due to the increase in sales of Homesnap's products and services, partially offset by, the discontinuation of certain Homes.com products and services that were inconsistent with our long-term business strategy. International revenues increased to $19 million for the three months ended June 30, 2022, from $17 million for the three months ended June 30, 2021. The increase in International revenues was primarily driven by the acquisitions of BureauxLocaux and Business Immo.

Segment EBITDA. North America EBITDA increased to $139 million for the three months ended June 30, 2022, from $130 million for the three months ended June 30, 2021. The increase in North America EBITDA was primarily due to an increase in revenue, partially offset by, increases in personnel, marketing, and general and administrative costs. International EBITDA for the three months ended June 30, 2022 decreased to $1 million from $3 million for the three months ended June 30, 2021. The decrease was due to an increase in general and administrative, personnel, and marketing costs, partially offset by an increase in revenue.

Comparison of Six Months Ended June 30, 2022 and Six Months Ended June 30, 2021

The following table provides a comparison of our selected consolidated results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$405,215	$349,163	$56,052	16%
Information Services	75,717	69,853	5,864	8
Multifamily	357,836	337,504	20,332	6
LoopNet(1)	110,744	100,325	10,419	10
Residential(1)	38,214	29,192	9,022	31
Other Marketplaces(1)	64,407	51,993	12,414	24
Total revenues	1,052,133	938,030	114,103	12
Cost of revenues	196,450	178,314	18,136	10
Gross profit	855,683	759,716	95,967	13
Operating expenses:
Selling and marketing (excluding customer base amortization)	325,341	303,299	22,042	7
Software development	105,608	95,357	10,251	11
General and administrative	155,306	122,076	33,230	27
Customer base amortization	30,970	36,764	(5,794)	(16)
Total operating expenses	617,225	557,496	59,729	11
Income from operations	238,458	202,220	36,238	18
Interest expense, net	(11,117)	(15,755)	(4,638)	(29)
Other income, net	2,207	797	1,410	NM
Income before income taxes	229,548	187,262	42,286	23
Income tax expense	56,757	51,902	4,855	9
Net income	$172,791	$135,360	$37,431	28
__________________________
NM - Not meaningful
(1) As of September 30, 2021, Commercial Property and Land revenue has been further disaggregated into LoopNet, Residential and Other Marketplaces.

Revenues. Revenues increased to $1,052 million for the six months ended June 30, 2022, from $938 million for the six months ended June 30, 2021. The $114 million increase was attributable to increases in revenues for several of our service offerings. CoStar revenues increased $56 million, or 16%, due to higher sales volume driven by an increase in subscribers, as well as, the impact of annual price increases and customer upgrades on contract renewals. Multifamily revenues increased $20 million, or 6%, due to increases in pricing on renewals, partially offset by a less favorable mix of ad packages purchased. Other Marketplaces revenues increased $12 million, or 24%, primarily driven by increases in Ten-X and Land for Sale revenue in equivalent amounts, and to a lesser extent, an increase in revenue for BizBuySell. Residential revenues increased $9 million, or 31%, primarily due to an increase in sales of Homesnap's products and services, partially offset by, the discontinuation of certain Homes.com products and services that were inconsistent with our long-term business strategy. LoopNet revenues increased $10 million, or 10%, primarily as a result of an increase in average prices, and to a lesser extent, due to the acquisition of BureauxLocaux. Information Services revenues increased $6 million, or 8%, primarily due to increased revenue from our CoStar Real Estate Manager product and STR service offerings.

Gross Profit. Gross profit increased to $856 million for the six months ended June 30, 2022, from $760 million for the six months ended June 30, 2021, and the gross profit percentage remained consistent at 81% for the six months ended June 30, 2022 and 2021. The increase in gross profit was due to higher revenues, partially offset by, an increase in cost of revenues of $18 million, or 10%, primarily due to an increase of $12 million related to our investment and further development of our residential marketplaces, including research equipment, data centers, personnel, software and equipment, and data and content costs. There were also increases of $2 million in software and equipment, and $1 million each in occupancy expenses and training costs.

Selling and Marketing Expenses. Selling and marketing expenses increased to $325 million for the six months ended June 30, 2022, from $303 million for the six months ended June 30, 2021. The $22 million increase was primarily attributable to increases of $21 million in conferences, events and travel costs, $11 million in personnel costs, primarily due to an increase in headcount and an increase in commissions earned, as well as, a $5 million increase in search engine marketing costs. These increases were partially offset by a $17 million decrease in advertising agency fees driven by LoopNet and Ten-X.

Software Development Expenses. Software development expenses increased to $106 million for the six months ended June 30, 2022, from $95 million for the six months ended June 30, 2021, and remained consistent as a percentage of revenues at 10% for the six months ended June 30, 2022, and 2021. The $10 million increase was primarily due to an increase of $7 million in personnel costs, primarily related to our investment and further development of our residential marketplaces, as well as, an increase of $1 million in recruiting agency fees and increased headcount to support the development of our other products. There was also an increase of $2 million in occupancy costs.

General and Administrative Expenses. General and administrative expenses increased to $155 million for the six months ended June 30, 2022, from $122 million for the six months ended June 30, 2021, and increased as a percentage of revenues to 15% for the six months ended June 30, 2022 from 13% for the six months ended June 30, 2021. The $33 million increase in the amount of general and administrative expense was driven by an increase of $11 million in personnel costs, primarily driven by increases in salaries and stock-based compensation expense, and to a lesser extent, increases of $5 million in each of travel and entertainment costs, driven partially by an increase in the average cost of air travel, software and equipment expenses, and professional services, and increases of $2 million in each of recruiting agency fees and property taxes.

Customer Base Amortization Expense. Customer base amortization expense decreased to $31 million for the six months ended June 30, 2022 from $37 million for the six months ended June 30, 2021, and decreased as a percentage of revenues to 3% for the six months ended June 30, 2022 from 4% for the six months ended June 30, 2021. The decrease in customer base amortization expense was primarily attributable to a decrease in amortization expense related to the customer base intangible assets acquired in the acquisitions of ForRent, STR, Ten-X, and Homesnap, which had been amortizing on an accelerated basis since their acquisitions. This decrease was partially offset by an increase in expense from intangibles acquired through the acquisition of Homes.com.

Interest Expense, net. Interest expense, net was a net expense of $11 million for the six months ended June 30, 2022, as compared to net expense of $16 million for the six months ended June 30, 2021. The decrease of $5 million for the six months ended June 30, 2022 was primarily due to earned interest income of $4 million mainly attributable to an increased rate of return on cash equivalents.

Other Income, net. Other income, net increased $1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to increases in foreign exchange gains due to rate fluctuations.

Income Tax Expense. Income tax expense increased to $57 million for the six months ended June 30, 2022 from $52 million for the six months ended June 30, 2021. The increase was mostly due to higher income before taxes and a decrease in excess tax benefits, partially offset by a tax restructuring gain recognized in the six months ended June 30, 2021.

Comparison of Business Segment Results for Six Months Ended June 30, 2022 and Six Months Ended June 30, 2021

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

Segment Revenues. North America revenues increased to $1,015 million for the six months ended June 30, 2022, from $906 million for the six months ended June 30, 2021. The $109 million increase in North America revenues was attributable to increases in revenues for several of our services. CoStar revenues increased $55 million, due to higher sales volume driven by an increase in subscribers, as well as, the impact of annual price increases and customer upgrades on contract renewals. Multifamily revenues increased $20 million, due to increases in pricing on renewals, partially offset by a less favorable mix of ad packages purchased. Other Marketplaces revenues increased $12 million, primarily driven by increases in Ten-X and Land for Sale revenue in equivalent amounts, and to a lesser extent, an increase in revenue for BizBuySell. Residential revenues increased $9 million, primarily due to an increase in sales of Homesnap's products and services partially offset by the discontinuation of certain Homes.com products and services that were inconsistent with our long-term business strategy. LoopNet revenues increased $8 million, primarily as a result of an increase in average prices. Information Services revenues increased $5 million, primarily due to increased revenue from our CoStar Real Estate Manager and STR service offerings. International revenues increased to $37 million for the six months ended June 30, 2022, from $32 million for the six months ended June 30, 2021. The increase in International revenues was primarily driven by the acquisitions of BureauxLocaux and Business Immo, and to a lesser extent, due to growth in our CoStar product revenue.

Segment EBITDA. North America EBITDA increased to $294 million for the six months ended June 30, 2022, from $266 million for the six months ended June 30, 2021. The increase in North America EBITDA was primarily due to an increase in revenue, partially offset by increases in personnel and general and administrative costs. International EBITDA for the six months ended June 30, 2022 was income of $4 million, as compared to $3 million for the six months ended June 30, 2021, the increase was due to increased revenue, partially offset by increases in personnel, general and administrative, and marketing costs.

Liquidity and Capital Resources

We believe the balance of cash, cash equivalents and restricted cash, which was approximately $4.0 billion as of June 30, 2022, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Our cash requirements have not changed materially since the 2021 Form 10-K.

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

Cash, cash equivalents and restricted cash increased to approximately $4.0 billion as of June 30, 2022, compared to cash, cash equivalents and restricted cash of approximately $3.8 billion as of December 31, 2021. The increase in cash, cash equivalents, and restricted cash for the six months ended June 30, 2022 was primarily due to cash generated from operations of $212 million and proceeds from participation in our employee stock purchase plan of $7 million, partially offset by, $20 million of repurchases of common stock from employees to satisfy the employees' minimum tax withholding obligations upon the vesting of restricted stock grants, $56 million of purchases of property and equipment, including assets related to the expansion of our campus in Richmond, Virginia, and capitalized software development costs, as well as, cash paid for acquisitions of $6 million.

Net cash provided by operating activities for the six months ended June 30, 2022 was approximately $212 million compared to approximately $220 million for the six months ended June 30, 2021. The $8 million decrease in cash provided by operating activities was primarily due an increase in net income excluding certain non-cash expenses such as deferred income taxes and stock-based compensation expense, offset by a decrease from changes in net working capital of $28 million.

Net cash used in investing activities for the six months ended June 30, 2022 was approximately $58 million compared to approximately $285 million of cash used in investing activities for the six months ended June 30, 2021. The $227 million decrease in cash used in investing activities was primarily due to $98 million additional cash paid for assets related to the expansion of our campus in Richmond, Virginia, as well as, $142 million additional cash paid for acquisitions during the six months ended June 30, 2021, partially offset by, an increase in cash used for the purchase of other property and equipment, including capitalized software development costs, during the six months ended June 30, 2022.

Net cash used in financing activities for the six months ended June 30, 2022 was approximately $15 million compared to approximately $16 million used in financing activities for the six months ended June 30, 2021. The decrease in cash used in financing activities was due to a $9 million decrease in repurchases of restricted stock to satisfy employee tax withholding obligations upon vesting of restricted stock awards, partially offset by a $5 million decrease in proceeds from the exercise of employee stock options and the repayment of debt assumed in a business acquisition of $2 million during the six months ended June 30, 2022.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We consider the following significant accounting policies to contain critical accounting estimates:

•Long-lived assets, intangible assets and goodwill;
•Income taxes;
•Revenue recognition; and
•Business combinations.

For an in-depth discussion of each of our significant accounting policies, including the related critical accounting estimates. and further information regarding estimates and assumptions involved in their application, see the 2021 Form 10-K and Note 2 to the accompanying Notes to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2022, there were no material changes to our critical accounting estimates from those described in the 2021 Form 10-K.

Recent Accounting Pronouncements

See Note 2 of the Notes to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Quarterly Report on Form 10-Q and make forward-looking statements in our press releases, investor conference calls, Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2022 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions or expectations about our revenues, revenue growth rates, gross margin percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-generally accepted accounting principles (“GAAP”) net income, non-GAAP net income per share, weighted-average outstanding shares, cash flow from operating activities, operating costs, capital and other expenditures, the impact of COVID-19 on our revenues, revenue growth rates and profitability, key priorities for 2022, trends in customer behavior, legal proceedings and claims, legal costs, effective tax rate, the anticipated benefits of completed or proposed acquisitions, the anticipated timing for integration of completed acquisitions, the anticipated benefits of cross-selling efforts, product development and release, geographic and product expansion, planned service enhancements, expansion and development of our sales forces, planned sales and marketing activities and investments, the impact or results of sales and marketing initiatives, product integrations, elimination and de-emphasizing of services, investments in residential marketplace services and our residential marketplace strategy, net new sales, contract renewal rates, use of proceeds from equity and debt offerings, the use of proceeds of any draws under our $750 million credit facility (the “2020 Credit Agreement”), employee relations, attrition and retention, management’s plans, goals and objectives for future operations, deferral of tax payments, sources and adequacy of liquidity, and growth and markets for our stock. Sections of this Report which contain forward-looking statements include the Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”

Our forward-looking statements may be identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: potential declines in our revenues, revenue growth rates and profitability due to the impacts of the COVID-19 pandemic and economic conditions on the commercial real estate industry and our core customer base; our inability to attract and retain clients; our inability to successfully develop and introduce new or upgraded information, analytics and online marketplace services that are attractive to our users and advertisers or successfully combine or shift focus from current services with less demand; our inability to compete successfully against existing or future competitors in attracting advertisers; a downturn or consolidation in the real estate industry that may decrease customer demand for our services; our inability to hire qualified persons or retain and continue to develop our sales force; downward pressure on our operating margins by our internal and external investments; our inability to increase awareness of our brands, including CoStar, LoopNet, Apartments.com, BizBuySell, LandsofAmerica, STR, Ten-X, Homes.com and Homesnap; our inability to maintain or increase traffic to our marketplaces and the possibility of internet search engines not featuring our websites on the search engine results page; competition; our inability to successfully identify, finance, integrate and/or manage costs related to acquisitions; our actual or perceived failure to comply with privacy laws and standards; cyberattacks and security vulnerabilities; technical problems or disruptions that affect either our customers’ ability to access our services, or the software, internal applications, database and network systems underlying our services; the costs of a large infrastructure project to build out our campus in Richmond, Virginia; our current or future geographic expansion plans that may not result in increased revenues; fluctuations and market cyclicality; our inability to retain and attract highly capable management and operating personnel; changes in tax laws, regulations or fiscal and tax policies; risks related to acceptance of credit cards and debit cards and facilitation of other customer payments; risks related to our data, intellectual property and listings; risks related to our international operations, including fluctuating foreign currencies and the economic effects of “Brexit” and risks related to our indebtedness.

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

Fluctuations in the British pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the three and six months ended June 30, 2022, revenues denominated in foreign currencies were approximately 4%. For the three and six months ended June 30, 2022 our revenues would have decreased by approximately $2 million and $4 million, respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the three and six months ended June 30, 2022, our revenues would have increased by approximately $2 million and $4 million, respectively, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of June 30, 2022, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $30 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2022. As of June 30, 2022, we had approximately $4.0 billion of cash, cash equivalents and restricted cash. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA rated Government and Treasury Money Market Funds.

We are subject to interest rate market risk in connection with our revolving credit facility. On July 1, 2020, we entered into the 2020 Credit Agreement, which provides for variable rate borrowings of up to $750 million. On July 1, 2020, we issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all our borrowings except for our credit facility are fixed rate, and our credit facility is currently undrawn as of June 30, 2022. See Note 10 to the accompanying condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for information regarding our 2020 Credit Agreement.

We had approximately $2.7 billion of goodwill and intangible assets as of June 30, 2022. As of June 30, 2022, we believe our intangible assets will be recoverable; however, changes in the economy, the industry in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 4.Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 and were operating at a reasonable assurance level.

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

Item 1A.Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors disclosed in Part I, “Item 1A Risk Factors” in our 2021 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2021 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. There have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A Risk Factors” in our 2021 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

2022	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through 30	49	$61.82	—	—
May 1 through 31	4,184	61.58	—	—
June 1 through 30	5,440	60.13	—	—
Total	9,673	$60.40	—	—
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
3.1
Fourth Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2021).

3.2	Fourth Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2022).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	July 27, 2022	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)