Form 10-Q
period 2022-09-30
COSTAR GROUP, INC.
filed 2022-10-26
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

As of October 21, 2022, there were 406,690,060 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$556,921	$499,319	$1,609,054	$1,437,349
Cost of revenues	108,364	92,597	304,814	270,911
Gross profit	448,557	406,722	1,304,240	1,166,438

Operating expenses:
Selling and marketing (excluding customer base amortization)	185,395	180,055	510,736	483,354
Software development	56,912	53,143	162,520	148,500
General and administrative	91,270	64,671	246,576	186,747
Customer base amortization	29,651	19,121	60,621	55,885
	363,228	316,990	980,453	874,486
Income from operations	85,329	89,732	323,787	291,952
Interest income (expense), net	10,656	(7,943)	(461)	(23,698)
Other income, net	1,389	1,546	3,596	2,343
Income before income taxes	97,374	83,335	326,922	270,597
Income tax expense	25,084	19,031	81,841	70,933
Net income	$72,290	$64,304	$245,081	$199,664

Net income per share - basic	$0.18	$0.16	$0.62	$0.51
Net income per share - diluted	$0.18	$0.16	$0.62	$0.51

Weighted-average outstanding shares - basic	394,712	392,419	393,650	392,101
Weighted-average outstanding shares - diluted	396,209	394,295	394,973	394,036

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$72,290	$64,304	$245,081	$199,664
Other comprehensive loss, net of tax
Foreign currency translation adjustment	(16,671)	(6,229)	(40,869)	(4,380)
Total other comprehensive loss	(16,671)	(6,229)	(40,869)	(4,380)
Total comprehensive income	$55,619	$58,075	$204,212	$195,284

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$4,774,465	$3,827,126
Accounts receivable	157,104	138,191
Less: Allowance for credit losses	(9,334)	(13,374)
Accounts receivable, net	147,770	124,817
Income tax receivable	9,278	—
Prepaid expenses and other current assets	75,074	36,182
Total current assets	5,006,587	3,988,125

Deferred income taxes, net	5,032	5,034
Property and equipment, net	306,319	271,431
Lease right-of-use assets	94,262	100,680
Goodwill	2,301,739	2,321,015
Intangible assets, net	343,232	435,662
Deferred commission costs, net	129,815	101,879
Deposits and other assets	16,872	21,762
Income tax receivable	2,005	11,283
Total assets	$8,205,863	$7,256,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,435	$22,244
Accrued wages and commissions	83,041	81,794
Accrued expenses	77,275	81,676
Income taxes payable	39	31,236
Lease liabilities	34,063	26,268
Deferred revenue	100,053	95,471
Total current liabilities	325,906	338,689

Long-term debt, net	988,890	987,944
Deferred income taxes, net	80,611	98,656
Income taxes payable	14,603	12,496
Lease and other long-term liabilities	88,941	107,414
Total liabilities	1,498,951	1,545,199

Total stockholders' equity	6,706,912	5,711,672
Total liabilities and stockholders' equity	$8,205,863	$7,256,871
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	394,936	$3,946	$4,253,318	$(5,758)	$1,460,166	$5,711,672
Net income	—	—	—	—	89,318	89,318
Other comprehensive loss	—	—	—	(6,356)	—	(6,356)
Restricted stock grants	1,277	13	(13)	—	—	—
Restricted stock grants surrendered	(403)	(4)	(19,455)	—	—	(19,459)
Stock-based compensation expense	—	—	18,005	—	—	18,005
Employee stock purchase plan	64	1	4,117	—	—	4,118
Balance at March 31, 2022	395,874	$3,956	$4,255,972	$(12,114)	$1,549,484	$5,797,298
Net income	—	—	—	—	83,473	83,473
Other comprehensive loss	—	—	—	(17,842)	—	(17,842)
Restricted stock grants	65	1	(1)	—	—	—
Restricted stock grants surrendered	(108)	(1)	(295)	—	—	(296)
Stock-based compensation expense	—	—	17,680	—	—	17,680
Employee stock purchase plan	65	1	4,039	—	—	4,040
Balance at June 30, 2022	395,896	$3,957	$4,277,395	$(29,956)	$1,632,957	$5,884,353
Net income	—	—	—	—	72,290	72,290
Other comprehensive loss	—	—	—	(16,671)	—	(16,671)
Restricted stock grants	80	1	(1)	—	—	—
Restricted stock grants surrendered	(69)	(1)	(503)	—	—	(504)
Stock-based compensation expense	—	—	17,928	—	—	17,928
Employee stock purchase plan	56	1	3,815	—	—	3,816
Stock issued for equity offering, net of transaction costs	10,656	107	745,593	—	—	745,700
Balance at September 30, 2022	406,619	$4,065	$5,044,227	$(46,627)	$1,705,247	$6,706,912

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital(1)	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares(1)	Amount(1)
Balance at December 31, 2020	394,285	$3,943	$4,204,703	$(889)	$1,167,602	$5,375,359
Net income	—	—	—	—	74,212	74,212
Other comprehensive income	—	—	—	323	—	323
Exercise of stock options	206	2	6,339	—	—	6,341
Restricted stock grants	766	8	(7)	—	—	1
Restricted stock grants surrendered	(358)	(4)	(27,663)	—	—	(27,667)
Stock-based compensation expense	—	—	15,264	—	—	15,264
Employee stock purchase plan	36	—	3,092	—	—	3,092
Balance at March 31, 2021	394,935	$3,949	$4,201,728	$(566)	$1,241,814	$5,446,925
Net income	—	—	—	—	61,148	61,148
Other comprehensive income	—	—	—	1,526	—	1,526
Restricted stock grants	50	—	—	—	—	—
Restricted stock grants surrendered	(75)	(1)	(737)	—	—	(738)
Stock-based compensation expense	—	—	14,811	—	—	14,811
Employee stock purchase plan	41	—	3,555	—	—	3,555
Balance at June 30, 2021	394,951	$3,948	$4,219,357	$960	$1,302,962	$5,527,227
Net income	—	—	—	—	64,304	64,304
Other comprehensive loss	—	—	—	(6,229)	—	(6,229)
Restricted stock grants	35	—	—	—	—	—
Restricted stock grants surrendered	(61)	(1)	(900)	—	—	(901)
Stock-based compensation expense	—	—	16,021	—	—	16,021
Employee stock purchase plan	35	—	3,001	—	—	3,001
Balance at September 30, 2021	394,960	$3,947	$4,237,479	$(5,269)	$1,367,266	$5,603,423
__________________________
(1) Prior period amounts have been adjusted to reflect the ten-for-one stock split, effected in the form of a stock dividend, in June 2021. See Note 2 for details.
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$245,081	$199,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,983	102,390
Amortization of deferred commissions costs	55,373	46,728
Amortization of Senior Notes discount and issuance costs	1,771	1,742
Non-cash lease expense	23,108	21,118
Stock-based compensation expense	54,097	46,988
Deferred income taxes, net	(21,676)	16,255
Credit loss expense	13,468	7,797
Other operating activities, net	(1,774)	10

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(36,177)	(17,715)
Prepaid expenses and other current assets	(17,235)	(18,820)
Deferred commissions	(83,875)	(49,798)
Accounts payable and other liabilities	2,131	(27,912)
Lease liabilities	(27,615)	(23,596)
Income taxes payable	(29,051)	(3,583)
Deferred revenue	4,488	15,800
Other assets	1,492	2,150
Net cash provided by operating activities	293,589	319,218

Investing activities:
Proceeds from sale of property and equipment and other assets	5,034	245
Purchase of Richmond assets and other intangibles	(31,530)	(123,623)
Purchases of property and equipment and other assets	(43,659)	(21,533)
Cash paid for acquisitions, net of cash acquired	(6,331)	(152,594)
Net cash used in investing activities	(76,486)	(297,505)

Financing activities:
Repayments of long-term debt assumed in acquisition	(2,155)	—
Repurchase of restricted stock to satisfy tax withholding obligations	(20,259)	(29,306)
Proceeds from equity offering, net of transaction costs	746,170	—
Proceeds from exercise of stock options and employee stock purchase plan	10,777	15,025
Other financing activities	—	(57)
Net cash provided by (used in) financing activities	734,533	(14,338)

Effect of foreign currency exchange rates on cash and cash equivalents	(4,297)	(1,700)
Net increase in cash, cash equivalents and restricted cash	947,339	5,675
Cash, cash equivalents and restricted cash at the beginning of period	3,827,126	3,755,912
Cash, cash equivalents and restricted cash at the end of period	$4,774,465	$3,761,587

Supplemental cash flow disclosures:
Interest paid	$29,473	$31,030
Income taxes paid	$141,869	$58,234

Supplemental non-cash investing and financing activities:
Consideration owed for acquisitions	$52	$376
Accrued capital expenditures and non-cash landlord incentives	$5,808	$660
Accrued transaction costs from equity offering	$470	$—
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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at September 30, 2022 and December 31, 2021, the results of its operations for the three and nine months ended September 30, 2022 and 2021, its comprehensive income for the three and nine months ended September 30, 2022 and 2021, its changes in stockholders' equity for the three and nine months ended September 30, 2022 and 2021, and its cash flows for the nine months ended September 30, 2022 and 2021.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

condensed consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the impact of the stock split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for credit losses, the useful lives and recoverability of long-lived and intangible assets, goodwill, income taxes, accounting for business combinations, stock-based compensation and estimating the Company's incremental borrowing rate for its leases and contingencies, among others. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from these estimates.

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

Subscription contract rates are generally based on the number of sites, number of users, organization size, the client’s business focus, geography, the number of properties reported on or analyzed, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results. The Company’s subscription-based license agreements typically renew automatically and a majority have a term of at least one year.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Cost of Revenues

Cost of revenues principally consists of salaries, benefits, bonuses, stock-based compensation expenses and other indirect costs for the Company's researchers who collect and analyze the real estate data that is the basis for the Company's information, analytics and online marketplaces and for employees that support these products. Additionally, cost of revenues includes the cost of data from third-party data sources and costs related to advertising purchased on behalf of customers, credit card and other transaction fees relating to processing customer transactions, which are expensed as incurred, and the amortization of acquired trade names, technology and certain other intangible assets.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations for which the functional currency is the British pound. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other income, net in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized net foreign currency gains of $0.8 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and net foreign currency gains of $2.2 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively, which are included in other income, net on the condensed consolidated statements of operations.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2022	December 31, 2021
Foreign currency translation adjustment	$(46,627)	$(5,758)
Total accumulated other comprehensive loss	$(46,627)	$(5,758)
There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs include digital marketing, television, radio, print and other media advertising. Advertising costs were approximately $91 million and $97 million for the three months ended September 30, 2022 and 2021, respectively, and $238 million and $252 million for the nine months ended September 30, 2022 and 2021, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Income Taxes

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the Company’s condensed consolidated financial statements. Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect during the year in which the Company expects differences to reverse. Valuation allowances are provided against assets, including net operating losses, if the Company determines it is more likely than not that some portion or all of an asset may not be realized. Interest and penalties related to income tax matters are recognized in income tax expense.

See Note 11 for additional information regarding income taxes.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period on a basic and diluted basis.

The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2022	2021	2022	2021

Net income	$72,290	$64,304	$245,081	$199,664
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	394,712	392,419	393,650	392,101
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	1,497	1,876	1,323	1,935
Denominator for diluted net income per share — weighted-average outstanding shares	396,209	394,295	394,973	394,036

Net income per share — basic	$0.18	$0.16	$0.62	$0.51
Net income per share — diluted	$0.18	$0.16	$0.62	$0.51

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

The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Performance-based restricted stock awards	621	718	621	718
Anti-dilutive securities	748	192	1,144	433

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

Stock-based compensation expense for stock options, restricted stock awards and restricted stock units issued under equity incentive plans, stock purchases under the Employee Stock Purchase Plan, Deferred Stock Units and Matching RSUs awarded under the Company's MSPP included in the Company’s statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$3,041	$2,835	$9,002	$8,283
Selling and marketing (excluding customer base amortization)	1,957	1,620	5,605	4,644
Software development	3,158	3,316	9,262	9,289
General and administrative	9,982	8,528	30,228	24,772
Total stock-based compensation expense	$18,138	$16,299	$54,097	$46,988

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no restricted cash as of September 30, 2022 and December 31, 2021.

Allowance for Credit Losses

The Company maintains an allowance for credit losses to cover its current expected credit losses ("CECL") on its trade receivables and contract assets arising from the failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write-off trends. Based on the Company’s experience, the customer's delinquency status, which is analyzed periodically, is the strongest indicator of the credit quality of the underlying trade receivables. The Company’s policy is to write-off trade receivables when they are deemed uncollectible. A majority of the Company's trade receivables are less than 365 days outstanding.

Under the CECL impairment model, the Company develops and documents its allowance for credit losses on its trade receivables based on five portfolio segments. The determination of portfolio segments is based primarily on the qualitative consideration of the nature of the Company’s business operations and the characteristics of the underlying trade receivables, as follows:

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

On March 12, 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Accounting Standards Codification ("ASC") 848 contains optional expedients and exceptions for applying GAAP to debt, contracts, hedging relationships and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied to all contracts that are accounted for under a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. This guidance is effective for fiscal years beginning after January 1, 2021, including interim periods within those fiscal years. The Company's 2020 Credit Agreement (as defined in Note 10) provides for a $750 million revolving credit facility and a letter of credit sublimit of $20 million, with interest rates benchmarked to LIBOR. As of September 30, 2022, no amounts were issued or drawn under this facility. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates prior guidance on troubled debt restructurings ("TDRs") for creditors that have adopted ASU 2016-13, Measurement of Credit Losses in Financial Statements, and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. In addition, the ASU amends guidance on "vintage disclosures" to require the disclosure of current period gross write offs by year of origination. This guidance is effective for fiscal years beginning after December 15, 2022. The Company expects there to be no material impact on its consolidated financial statements and related disclosures from the adoption of this ASU.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregated Revenue

The Company provides information, analytics and online marketplaces to the commercial real estate industry, hospitality industry, residential industry and related professionals. Revenues by operating segment and type of service consist of the following (in thousands):

	Three Months Ended September 30,
	2022			2021
	North America	International	Total	North America	International	Total
CoStar	$203,657	$9,033	$212,690	$174,071	$9,194	$183,265
Information Services	32,524	8,489	41,013	29,177	6,749	35,926
Multifamily	189,536	—	189,536	171,125	—	171,125
LoopNet	57,126	1,775	58,901	52,103	424	52,527
Residential	19,351	—	19,351	24,747	—	24,747
Other Marketplaces	35,430	—	35,430	31,729	—	31,729
Total revenues	$537,624	$19,297	$556,921	$482,952	$16,367	$499,319

	Nine Months Ended September 30,
	2022			2021
	North America	International	Total	North America	International	Total
CoStar	$590,141	$27,764	$617,905	$505,470	$26,958	$532,428
Information Services	93,306	23,424	116,730	84,959	20,820	105,779
Multifamily	547,372	—	547,372	508,629	—	508,629
LoopNet	164,417	5,228	169,645	151,770	1,082	152,852
Residential	57,565	—	57,565	53,939	—	53,939
Other Marketplaces	99,837	—	99,837	83,722	—	83,722
Total revenues	$1,552,638	$56,416	$1,609,054	$1,388,489	$48,860	$1,437,349

Deferred Revenue

Changes in deferred revenue for the period were as follows (in thousands):

Balance at December 31, 2021(1)	$96,724
Revenue recognized in the current period from the amounts in the beginning balance	(88,431)
New deferrals, net of amounts recognized in the current period	94,791
Effects of foreign currency	(2,840)
Balance at September 30, 2022(2)	$100,244
__________________________
(1) Deferred revenue was comprised of $95.5 million of current liabilities and $1.2 million of noncurrent liabilities classified within lease and other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2021.
(2) Deferred revenue is comprised of $100.1 million of current liabilities and $0.2 million of noncurrent liabilities classified within lease and other long-term liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2022. This balance includes $1.9 million of net new deferrals recognized in connection with the Business Immo acquisition made in 2022. See Note 5 for further discussion of acquisitions.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Contract Assets

Contract assets are generated when contractual billing schedules differ from revenue recognition timing and represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Contract assets as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

Balance	Balance Sheet Caption	September 30, 2022	December 31, 2021
Current portion	Prepaid expenses and other current assets	$3,335	$3,094
Non-current portion	Deposits and other assets	7,459	6,146
Total contract assets		$10,794	$9,240

The revenue recognized from contract assets for the three and nine months ended September 30, 2022 was $0.8 million and $1.6 million, respectively. The revenue recognized from contract assets for the three and nine months ended September 30, 2021 was negligible.

Commissions

Commissions expense is included in selling and marketing expense in the Company's condensed consolidated statements of operations. Commissions expense activity for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands). The Company determined that no deferred commissions were impaired as of September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commissions incurred	$40,511	$30,337	$115,749	$83,983
Commissions capitalized in the current period	(29,720)	(17,876)	(83,875)	(49,798)
Amortization of deferred commissions costs	19,377	15,881	55,373	46,728
Total commissions expense	$30,168	$28,342	$87,247	$80,913
Unsatisfied Performance Obligations

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $462 million at September 30, 2022, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.

4.ALLOWANCE FOR CREDIT LOSSES

The following table details the activity related to the allowance for credit losses for trade receivables by portfolio segment (in thousands):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Nine Months Ended September 30, 2022
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2021	$5,380	$1,820	$3,393	$1,968	$813	$13,374
Current-period provision for expected credit losses(1), (2)	7,089	(703)	4,032	3,000	50	13,468
Write-offs charged against the allowance, net of recoveries and other	(8,917)	(198)	(4,362)	(4,031)	—	(17,508)
Ending balance at September 30, 2022	$3,552	$919	$3,063	$937	$863	$9,334
__________________________
(1) Credit loss expense is included in general and administrative expenses on the condensed consolidated statements of operations.
(2) Credit loss expense related to contract assets was not material for the nine months ended September 30, 2022.

	Nine Months Ended September 30, 2021
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2020	$5,531	$2,739	$4,387	$1,667	$786	$15,110
Current-period provision for expected credit losses(1), (2)	3,932	(257)	2,167	1,955	—	7,797
Write-offs charged against the allowance, net of recoveries and other	(3,933)	(518)	(3,779)	(1,628)	—	(9,858)
Ending balance at September 30, 2021	$5,530	$1,964	$2,775	$1,994	$786	$13,049
__________________________
(1) Credit loss expense is included in general and administrative expenses on the condensed consolidated statements of operations.
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

The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in thousands):

Final: May 24, 2021
Cash, cash equivalents and restricted cash	$—
Accounts receivable	1,798
Lease right-of-use assets	371
Goodwill	91,875
Intangible assets	53,400
Deferred tax assets	7,862
Lease liabilities	(371)
Deferred revenue	(1,521)
Other assets and liabilities	(1,239)
Fair value of identifiable net assets acquired	$152,175

The net assets of Homes.com were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

The unaudited pro forma financial information for the three and nine months ended September 30, 2021 combine the historical results of the Company and Homes.com for the periods prior to the acquisition date, and the effects of the pro forma adjustments listed above.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The unaudited pro forma financial information, in the aggregate, was as follows (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Revenue	$499,319	$1,455,316
Net income	$64,304	$193,596
Net income per share - basic	$0.16	$0.49
Net income per share - diluted	$0.16	$0.49

The impact of the Homes.com acquisition on the Company's revenues in the condensed consolidated statements of operations was an increase of $8 million and $12 million for the three and nine months ended September 30, 2021, respectively. The impact of the Homes.com acquisition on the Company's net income was a decrease of $7 million an $10 million for the three and nine months ended September 30, 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, the Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $4.6 billion and $3.0 billion, respectively. As of September 30, 2022 and December 31, 2021, the Company had no Level 2 or Level 3 financial assets measured at fair value.

The Company holds other financial instruments, including cash equivalents, cash deposits, accounts receivable, accounts payable, accrued expenses and Senior Notes (as defined in Note 10). The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of September 30, 2022 and December 31, 2021. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $0.8 billion and $1.0 billion as of September 30, 2022 and December 31, 2021, respectively.

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

Lease costs related to the Company's operating leases included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating lease costs:	2022	2021	2022	2021

Cost of revenues	$2,439	$2,717	$7,848	$7,446
Software development	1,998	1,910	5,895	4,913
Selling and marketing (excluding customer base amortization)	3,175	3,452	9,219	8,876
General and administrative	1,469	1,594	4,378	4,369
Total operating lease costs	$9,081	$9,673	$27,340	$25,604
The impact of lease costs related to finance leases and short-term leases was not material for the three and nine months ended September 30, 2022 and 2021.

Supplemental balance sheet information related to operating leases was as follows (in thousands):

Balance	Balance Sheet Location	September 30, 2022	December 31, 2021
Operating lease liabilities		$126,004	$134,150
Less: imputed interest		(7,072)	(8,512)
Present value of lease liabilities		118,932	125,638
Less: current portion of lease liabilities	Lease liabilities	34,063	26,268
Long-term lease liabilities	Lease and other long-term liabilities	$84,869	$99,370

Weighted-average remaining lease term in years		3.7	4.0
Weighted-average discount rate		3.1%	3.1%
Balance sheet information related to finance leases was not material as of September 30, 2022 and December 31, 2021.

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$31,847	$28,082
ROU assets obtained in exchange for lease obligations:
Operating leases	$19,184	$32,107

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8.GOODWILL

The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2020	$2,085,494	$150,505	$2,235,999
Acquisitions, including measurement period adjustments(1)	60,352	27,441	87,793
Effect of foreign currency translation	—	(2,777)	(2,777)
Goodwill, December 31, 2021	2,145,846	175,169	2,321,015
Acquisitions, including measurement period adjustments(2)	3,401	7,548	10,949
Effect of foreign currency translation	—	(30,225)	(30,225)
Goodwill, September 30, 2022	$2,149,247	$152,492	$2,301,739
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
(2) North America goodwill recorded during the nine months ended September 30, 2022 relates to a measurement period adjustment for income taxes for Homes.com of $3.4 million. International goodwill recorded in connection with the acquisition of Business Immo was $7.5 million.

No impairments of the Company's goodwill were recognized during the three and nine months ended September 30, 2022 or 2021.

9.    INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands, except amortization period data):

	September 30, 2022	December 31, 2021	Weighted- Average Amortization Period (in years)
Acquired technology and data	$39,412	$41,979	5
Accumulated amortization	(18,598)	(15,333)
Acquired technology and data, net	20,814	26,646
Acquired customer base	458,038	569,666	10
Accumulated amortization	(272,235)	(319,039)
Acquired customer base, net	185,803	250,627
Acquired trade names and other intangible assets	250,707	262,136	13
Accumulated amortization	(114,092)	(103,747)
Acquired trade names and other intangible assets, net	136,615	158,389
Intangible assets, net	$343,232	$435,662
No impairments of the Company's intangible assets were recognized during the nine months ended September 30, 2022 and 2021. During the third quarter of 2022, the Company decided to eliminate certain usage fees related to agent access to a Homesnap product. This resulted in an acceleration of $16 million of amortization expense in the third quarter of 2022 for acquired customer base. During the nine months ended September 30, 2022, the Company removed $83 million of intangible assets that were fully amortized from the acquired intangible assets and accumulated amortization, which had no net impact on the Company's financial results.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10.LONG-TERM DEBT

The table below presents the components of outstanding debt (in thousands):

	September 30, 2022	December 31, 2021
2.800% Senior Notes due July 15, 2030	$1,000,000	$1,000,000
2020 Credit Agreement, due July 1, 2025	—	—
Total face amount of long-term debt	1,000,000	1,000,000
Senior Notes unamortized discount and issuance costs	(11,110)	(12,056)
Long-term debt, net	$988,890	$987,944
Senior Notes

On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030 (the “Senior Notes”). The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes), and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries and the indenture governing the Senior Notes contains covenants and other customary provisions with which the Company was in compliance as of September 30, 2022.

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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The 2020 Credit Agreement includes covenants, including ones that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) merge and consolidate with other companies, (ii) incur indebtedness, (iii) grant liens or security interests on assets, (iv) make investments, acquisitions, loans or advances, (v) pay dividends and (vi) sell or otherwise transfer assets. During any period of time that the Company has obtained and maintained a corporate investment grade rating from at least two designated rating agencies and no Event of Default is continuing, the Company is not subject to certain covenants, such as restrictions on the ability to incur indebtedness (such period, a “Covenant Suspension Period”). As of September 30, 2022, the Company is in a Covenant Suspension Period. The 2020 Credit Agreement also requires the Company to maintain a Total Leverage Ratio (as defined in the 2020 Credit Agreement) not exceeding 4.50 to 1.00. The Company was in compliance with the covenants in the 2020 Credit Agreement as of September 30, 2022.

As of September 30, 2022, the Company had not drawn any amounts under this facility.
The Company had $3.0 million and $3.8 million of deferred debt issuance costs as of September 30, 2022 and December 31, 2021, respectively, in connection with the 2020 Credit Agreement. These amounts are included in deposits and other assets on the Company's condensed consolidated balance sheets.

The Company recognized interest expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest on outstanding borrowings	$7,000	$7,000	$21,000	$21,000
Amortization of Senior Notes discount and issuance costs	593	583	1,771	1,742
Commitment fees and other	529	522	1,484	1,499
Total interest expense	$8,122	$8,105	$24,255	$24,241

11.INCOME TAXES

The income tax provision reflects an effective tax rate of approximately 26% and 23% for the three months ended September 30, 2022 and 2021, respectively, and 25% and 26% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate for the three months ended September 30, 2022 was due to higher income before income taxes for the three months ended September 30, 2022. The decrease in the effective tax rate for the nine months ended September 30, 2022 was due to a discrete restructuring gain for the nine months ended September 30, 2021, partially offset by a decrease in excess tax benefits for the nine months ended September 30, 2022.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12.COMMITMENTS AND CONTINGENCIES

The following summarizes the Company's significant contractual obligations, including related payments due by period, as of September 30, 2022 (in thousands):

Year Ending December 31,	Operating lease obligations	Long-term debt principal payments	Long-term interest payments
Remainder of 2022	$6,029	$—	$—
2023	41,375	—	28,000
2024	36,491	—	28,000
2025	18,948	—	28,000
2026	9,771	—	28,000
Thereafter	13,390	1,000,000	112,000
Total	$126,004	$1,000,000	$224,000

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

Summarized EBITDA information by operating segment consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America	$127,965	$119,823	$422,454	$385,857
International	1,184	2,849	5,133	5,683
Total EBITDA	$129,149	$122,672	$427,587	$391,540
The reconciliation of net income to EBITDA consists of the following (in thousands):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$72,290	$64,304	$245,081	$199,664
Amortization of acquired intangible assets in cost of revenues	6,945	7,209	21,980	21,565
Amortization of acquired intangible assets in operating expenses	29,651	19,121	60,621	55,885
Depreciation and other amortization	7,224	6,610	21,199	22,138
Interest (income) expense, net	(10,656)	7,943	461	23,698
Other income, net	(1,389)	(1,546)	(3,596)	(2,343)
Income tax expense	25,084	19,031	81,841	70,933
EBITDA	$129,149	$122,672	$427,587	$391,540
Summarized information by operating segment consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Property and equipment, net:
North America	$305,388	$269,792
International	931	1,639
Total property and equipment, net	$306,319	$271,431

Goodwill:
North America	$2,149,247	$2,145,846
International	152,492	175,169
Total goodwill	$2,301,739	$2,321,015

Assets:
North America	$7,970,371	$6,976,752
International	235,492	280,119
Total assets	$8,205,863	$7,256,871

Liabilities:
North America	$1,456,678	$1,502,497
International	42,273	42,702
Total liabilities	$1,498,951	$1,545,199

14.    STOCKHOLDER'S EQUITY

Equity Offering

On September 20, 2022, the Company completed a public equity offering of 10,656,436 shares of common stock at an offering price of $70.38 per share. Net proceeds from the public equity offering were approximately $745.7 million, after deducting approximately $4.3 million of underwriting fees, commissions and other stock issuance costs. The Company expects to use the net proceeds from the sale of the shares of common stock to fund all or a portion of the costs of any strategic acquisitions it pursues in the future, to finance the growth of its business and for working capital and other general corporate purposes. General corporate purposes may include additions to working capital, capital expenditures, repayment of debt, investments in the Company’s subsidiaries, and the repurchase, redemption or retirement of securities, including the Company’s common stock.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022, for further details on the Company's Stockholders' Equity.

15.    SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the company did not identify any material subsequent events that would have required adjustment or disclosure in the financial statements.

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

All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other filings with the Securities and Exchange Commission and the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

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

Impacts of the COVID-19 Pandemic and Current Economic Conditions

The COVID-19 pandemic has created significant economic volatility, uncertainty and disruption around the world. Further, in response to the concerns over inflation risk, the U.S. Federal Reserve has raised interest rates in the first, second and third quarters of 2022 and signaled it expects additional rate increases. While the impacts of the COVID-19 pandemic and current economic conditions continue to evolve, they have not materially affected our consolidated financial statements during 2021 or our condensed consolidated financial statements for September 30, 2022. It is currently unclear how the commercial real estate industry will ultimately be impacted by the COVID-19 pandemic as businesses formulate and execute plans for employees to return to the office, implement hybrid work arrangements – allowing work from the office or home, or switch to all work from home. These activities may result in reduced demand for office space and rising interest rates may reduce demand for all types of real estate. If the demand for office space or other real estate decreases significantly, there could be a downturn in the commercial real estate market that may materially adversely affect many of our clients. A depressed commercial real estate market would have a negative impact on our core customer base, which could impact our customers’ ability to subscribe and pay for our services and reduce demand for our services. Reduced demand and increased cancellations could cause our revenues or our revenue growth rates to decline and reduce our profitability.

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

Our principal information, analytics and online marketplace services are described in the following paragraphs by type of service:

CoStar

CoStar® is our subscription-based integrated platform for commercial real estate intelligence, which includes information about office, industrial, retail, multifamily and student housing properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news, and market and lease analytical capabilities. CoStar's year-over-year revenue growth rate for the third quarter of 2022 increased compared to the third quarter of 2021. The number of subscribers has increased year-over-year and we have also realized the impact of price increases and existing customers upgrading to our global service offering. We began applying price increases in late 2021, which had been temporarily suspended earlier in the COVID-19 pandemic. We expect CoStar's revenue growth rate for 2022 to increase compared to the revenue growth rate for 2021 as a result of expected increases in subscriber counts and price increases and customer upgrades for renewing contracts.

Information Services

We provide real estate and lease management technology solutions, including lease administration, lease accounting and abstraction services, through our CoStar Real Estate Manager® service offerings, as well as portfolio and debt analysis, management and reporting capabilities through our CoStar Investment Analysis and CoStar Risk Analytics® service offerings. We also provide benchmarking reports for the hospitality industry. STARTM reports are provided on a subscription basis and we also provide one-time or ad hoc reports or analysis on a transaction basis. We provide information services internationally, through our Grecam, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. Information Services' year-over-year revenue growth rate for the third quarter of 2022 increased compared to the third quarter of 2021 as a result of increased revenue from CoStar Real Estate Manager services. We expect the Information Services revenue growth rate for 2022 to be consistent with the revenue growth rate for 2021.

Multifamily

Apartments.com™ is part of our network of apartment marketing sites, which primarily includes ApartmentFinder®, ForRent.com®, ApartmentHomeLiving.com™, Apartamentos.com™, Westside Rentals, and Off Campus Partners, LLC. Our network of subscription-based advertising services provides property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. Apartments.com also receives transaction-based revenue for tenant processing fees. Multifamily's year-over-year revenue growth rate in the third quarter of 2022 increased compared to the third quarter of 2021 as a result of the new pricing structure implemented in late 2021. We expect Multifamily's year-over-year revenue growth rate for 2022 to decrease compared to the revenue growth rate for 2021 primarily due to pricing of contracts executed prior to new pricing structure.

LoopNet

Our LoopNet.com network of commercial real estate websites offer subscription-based online marketplace services that enable commercial property owners, landlords and real estate agents working on their behalf to advertise properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants use the LoopNet.com network of online marketplace services to search for available property listings that meet their criteria. LoopNet's year-over-year revenue growth rate for the third quarter of 2022 decreased compared to the third quarter of 2021. We expect LoopNet's year-over-year revenue growth rate for 2022 to decrease compared to the revenue growth rate for 2021 as we continue to develop a dedicated sales force for LoopNet.

Residential

On December 22, 2020, we acquired Homesnap, an online and mobile software platform that provides subscription-based access to applications that manage residential real estate agent workflow and marketing campaigns delivered on third-party platforms. Homesnap also receives transaction-based revenue for short-term advertising delivered on third-party platforms. On May 24, 2021, we acquired Homes.com, a residential advertising and marketing services company primarily operating through its portal, Homes.com. Residential's third quarter 2022 revenue decreased compared to the third quarter of 2021 due to the discontinuation of certain Homes.com products and services that were inconsistent with our long-term business strategy, partially offset by increased sales of Homesnap products and services. We expect Residential's revenue for the year ended December 31, 2022 to decline when compared to the year ended December 31, 2021 due to the same factors.

Other Marketplaces

On June 24, 2020, we acquired Ten-X, an online auction platform for commercial real estate. Our BizBuySell network, which includes BizQuest® and FindaFranchise, and our Land.com network of sites, which includes LandsofAmerica, LandAndFarm and LandWatch®, are also included in Other Marketplaces revenue. The BizBuySell network provides online marketplaces for businesses for-sale and our Land.com network of sites provides online marketplaces for rural lands for-sale. Other Marketplaces' third quarter 2022 revenue growth rate decreased compared to the third quarter of 2021 due to the impact of the Ten-X acquisition in 2020. Other Marketplaces' revenue growth rate is expected to be lower in 2022 compared to 2021 given the impact of the Ten-X acquisition in 2020.

Subscription-based Services

The majority of our revenue is generated from service offerings, which are distributed to our clients under subscription-based agreements that typically renew automatically and have a term of at least one year. We recognize subscription revenues on a straight-line basis over the life of the contract.

For the three months ended September 30, 2022 and September 30, 2021, our annualized net new bookings of subscription-based services on all contracts were approximately $76 million and $47 million, respectively. Net new bookings is calculated based on the annualized amount of change in our sales bookings resulting from all new subscription-based contracts or upgrades on existing subscription-based contracts, less downgrades and cancellations for the period reported. Net new bookings is considered an operating metric that is an indicator of future subscription revenue growth and is also used as a metric of sales force productivity by us and investors. However, information regarding net new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. Revenue from our subscription-based contracts was approximately 92% and 90% of total revenue for the three months ended September 30, 2022 and September 30, 2021, respectively.

For the trailing twelve months ended September 30, 2022 and 2021, our contract renewal rates for existing CoStar Group subscription-based services for contracts with a term of at least one year were approximately 91% and 92%, respectively, and therefore our cancellation rates for those services for the same periods were approximately 9% and 8% respectively. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, we believe that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing twelve-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our clients, reductions in customer spending, or decreases in our customer base. Revenue from our subscription-based contracts with a term of at least one year was approximately 79% and 77% of total revenue for the trailing twelve months ended September 30, 2022 and September 30, 2021, respectively.

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

Our key priorities for the remainder of 2022 currently include:

•Continuing to develop and invest in residential marketplaces. Our residential team is creating new and improved tools to help consumers have a highly contextual experience when searching for homes supported by high quality media and in-depth attributes of homes and details of the surrounding neighborhoods, parks and schools and to help consumers collaborate with their agent and co-buyers. We are also creating new and improved tools to help agents promote their residential listings, connect with buyers and sellers and streamline their daily workflow. In the second quarter of 2022, we launched Citysnap™, a consumer-facing search website and mobile app specifically for the five boroughs of New York City in conjunction with the Real Estate Board of New York. To support the expanded product offerings, we expect to increase our investment in residential products in 2022 by approximately $125 million compared to 2021 levels. The most significant components of our investment are expected to be content development, marketing costs and technology resources. The increase in our investment in residential products in 2022 is expected to reduce our results of operations and cash flow from operations for the year ended December 31, 2022. We plan to continue to monitor and evaluate these investments and adjust our residential business strategy and level of investment as we determine appropriate.

•Continuing to invest in our international business. We plan to enhance our international commercial real estate marketplaces leveraging our LoopNet brand in the United Kingdom, Spain, France and Germany and to expand our international presence by hiring managers and teams of field researchers in certain European markets.

•Continuing to expand our sales forces. We have implemented initiatives to improve our retention and new employee training and have increased the size of our sales recruiting team. These actions have resulted in a net increase in our sales force headcount. We plan further increases in our sales force headcount and further development of sales teams dedicated to our key products.

•Continuing to invest in CoStar, including:

◦Enhancing benchmarking capabilities. We integrated STR's data into CoStar in 2021 and plan to apply STR's benchmarking expertise within CoStar. We will continue to integrate the STR products into our core platform.

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

◦Enhancing analytics capabilities. We are adding information on commercial property investment funds and linking property data to to allow fund investors to perform detailed analysis on their property portfolios directly in the CoStar platform.

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

We compensate for the above-described limitations of using non-GAAP measures by using a non-GAAP measure only to supplement our GAAP results and to provide additional information that is useful to investors to understand the factors and trends affecting our business.

The following table shows our net income reconciled to our EBITDA and our net cash flows from operating, investing and financing activities for the indicated periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$72,290	$64,304	$245,081	$199,664
Amortization of acquired intangible assets in cost of revenues	6,945	7,209	21,980	21,565
Amortization of acquired intangible assets in operating expenses	29,651	19,121	60,621	55,885
Depreciation and other amortization	7,224	6,610	21,199	22,138
Interest (income) expense, net	(10,656)	7,943	461	23,698
Other income, net	(1,389)	(1,546)	(3,596)	(2,343)
Income tax expense	25,084	19,031	81,841	70,933
EBITDA	$129,149	$122,672	$427,587	$391,540

Net cash flows provided by (used in)
Operating activities	$81,490	$98,929	$293,589	$319,218
Investing activities	$(18,779)	$(12,715)	$(76,486)	$(297,505)
Financing activities	$749,103	$1,800	$734,533	$(14,338)

Comparison of Three Months Ended September 30, 2022 and Three Months Ended September 30, 2021

The following table provides a comparison of our selected consolidated results of operations for the three months ended September 30, 2022 and September 30, 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$212,690	$183,265	$29,425	16%
Information Services	41,013	35,926	5,087	14
Multifamily	189,536	171,125	18,411	11
LoopNet	58,901	52,527	6,374	12
Residential	19,351	24,747	(5,396)	(22)
Other Marketplaces	35,430	31,729	3,701	12
Total revenues	556,921	499,319	57,602	12
Cost of revenues	108,364	92,597	15,767	17
Gross profit	448,557	406,722	41,835	10
Operating expenses:
Selling and marketing (excluding customer base amortization)	185,395	180,055	5,340	3
Software development	56,912	53,143	3,769	7
General and administrative	91,270	64,671	26,599	41
Customer base amortization	29,651	19,121	10,530	55
Total operating expenses	363,228	316,990	46,238	15
Income from operations	85,329	89,732	(4,403)	(5)
Interest income (expense), net	10,656	(7,943)	(18,599)	NM
Other income, net	1,389	1,546	(157)	(10)
Income before income taxes	97,374	83,335	14,039	17
Income tax expense	25,084	19,031	6,053	32
Net income	$72,290	$64,304	$7,986	12
__________________________
NM - Not meaningful

Revenues. Revenues increased to $557 million for the three months ended September 30, 2022, from $499 million for the three months ended September 30, 2021. The $58 million increase was attributable to increases in revenues for several of our service offerings. CoStar revenues increased $29 million, or 16%, due to higher sales volume driven by an increase in subscribers, as well as, the impact of annual price increases and customer upgrades on contract renewals. Multifamily revenues increased $18 million, or 11%, due to increases in pricing on renewals, partially offset by a less favorable mix of ad packages purchased. LoopNet revenue increased $6 million or 12%, primarily as a result of an increase in average prices, and to a lesser extent, due to the acquisition of BureauxLocaux. Information Services revenues increased $5 million, or 14%, primarily attributable to increased revenue for our CoStar Real Estate Manager product and STR service offerings. Other Marketplaces revenues increased $4 million, or 12%, driven by an increase of Land for Sale revenue and to a lesser extent, an increase in revenue for BizBuySell, and Ten-X. Residential revenues decreased $5 million, or 22%, due to the discontinuation of certain Homes.com products and services that were inconsistent with our long-term business strategy, partially offset by an increase in sales of Homesnap's products and services.

Gross Profit. Gross profit increased to $449 million for the three months ended September 30, 2022, from $407 million for the three months ended September 30, 2021, and the gross profit percentage was consistent at 81% for both the three months ended September 30, 2022 and 2021, The increase in gross profit was due to higher revenues, partially offset by, an increase in cost of revenues of $16 million, or 17%. The increase in cost of revenues was primarily due to an increase of $11 million in personnel costs, driven by a $5 million increase in salaries attributable to an increase in headcount and a $3 million increase in bonus and severance expenses. In addition, there was an increase of $4 million in software and equipment, to support our researchers and investment and further development of our residential marketplaces.

Selling and Marketing Expenses. Selling and marketing expenses increased to $185 million for the three months ended September 30, 2022, from $180 million for the three months ended September 30, 2021. The $5 million increase was primarily attributable to a $9 million increase in personnel costs driven by a $6 million increase in salaries, primarily attributable to an increase in headcount, and an increase in commissions of $2 million, as well as, a $2 million increase in travel spend. These increases were partially offset by a $7 million decrease in marketing costs, primarily attributable to an $18 million decrease in marketing spend for products, excluding our residential marketplaces, mostly due to lower agency fees for LoopNet and multifamily. The decrease in marketing costs was partially offset by, an $11 million increase in marketing for our residential marketplace products, lead by increases in spending on search engine marketing, agency fees, digital marketing, and events spending.

Software Development Expenses. Software development expenses increased to $57 million for the three months ended September 30, 2022, from $53 million for the three months ended September 30, 2021, and decreased as a percentage of revenues to 10% for the three months ended September 30, 2022 from 11% from the three months ended September 30, 2021. The $4 million increase was primarily due to an increase of $3 million in personnel costs, driven by an increase in headcount to support the development of our products, and to lesser extent, an increase of $1 million in occupancy expense.

General and Administrative Expenses. General and administrative expenses increased to $91 million for the three months ended September 30, 2022, from $65 million, for the three months ended September 30, 2021 and increased as a percentage of revenues to 16% for the three months ended September 30, 2022 from 13% for the three months ended September 30, 2021. The increase of $27 million was due to a $5 million increase in personnel costs, driven by a $3 million increase in salaries, as well as, a $1 million increase in stock-based compensation expense, and increases of $5 million in professional services fees, $5 million in bad debt expense, a $4 million increase in travel and entertainment and conference costs, and a $4 million fee to terminate a contract.

Customer Base Amortization Expense. Customer base amortization expense increased to $30 million for the three months ended September 30, 2022 from $19 million for the three months ended September 30, 2021, and increased as a percentage of revenues at 5% for the three months ended September 30, 2022 from 4% for the three months ended September 30, 2021. The increase was primarily attributable to an increase of $15 million in amortization expense driven by intangible assets related to a Homesnap product for which we decided to eliminate usage fees in the third quarter of 2022. This increase was offset by decreases in amortization expense related to the customer base intangible assets acquired in the acquisitions of ForRent, Ten-X, and STR, which have been amortizing on an accelerated basis since their acquisitions.
Interest Income, net. Interest income, net was $11 million for the three months ended September 30, 2022, as compared to interest expense, net of $8 million for the three months ended September 30, 2021. This change was primarily due to an increased rate of return on cash equivalents.

Other Income, net. Other income, net remained consistent for the three months ended September 30, 2022 and September 30, 2021.

Income Tax Expense. Income tax expense increased to $25 million for the three months ended September 30, 2022, from $19 million for the three months ended September 30, 2021. The increase was mostly due to higher income before taxes during the three months ended September 30, 2022.

Comparison of Business Segment Results for Three Months Ended September 30, 2022 and Three Months Ended September 30, 2021

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

Segment Revenues. North America revenues increased to $538 million for the three months ended September 30, 2022, from $483 million for the three months ended September 30, 2021. The $55 million increase in North America revenues was attributable to increases in revenues for several of our service offerings, including an increase in CoStar revenues of $30 million due to higher sales volume driven by an increase in subscribers, as well as, the impact of annual price increases and customer upgrades on contract renewals. Multifamily revenues increased $18 million, due to increases in pricing on renewals, partially offset by a less favorable mix of ad packages purchased. LoopNet revenues increased $5 million as a result of price increases. Other Marketplaces revenues increased $4 million, driven by an increase of Land for Sale revenue and to a lesser extent, an increase in revenue for BizBuySell, and Ten-X. Information Services revenues increased $3 million due to increased revenue from our CoStar Real Estate Manager product and STR service offerings. Residential revenues decreased $5 million due to the discontinuation of certain Homes.com products and services that were inconsistent with our long-term business strategy, partially offset by an increase in sales of Homesnap's products and services. International revenues increased to $19 million for the three months ended September 30, 2022, from $16 million for the three months ended September 30, 2021. The increase in International revenues was primarily driven by the acquisitions of BureauxLocaux and Business Immo.

Segment EBITDA. North America EBITDA increased to $128 million for the three months ended September 30, 2022, from $120 million for the three months ended September 30, 2021. The increase in North America EBITDA was primarily due to an increase in revenue, partially offset by, increases in general and administrative, and personnel costs, partially offset by, a decrease in marketing costs. International EBITDA for the three months ended September 30, 2022 decreased to $1 million from $3 million for the three months ended September 30, 2021. The decrease was due to an increases in personnel and general and administrative costs, partially offset by, an increase in revenue.

Comparison of Nine Months Ended September 30, 2022 and Nine Months Ended September 30, 2021

The following table provides a comparison of our selected consolidated results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$617,905	$532,428	$85,477	16%
Information Services	116,730	105,779	10,951	10
Multifamily	547,372	508,629	38,743	8
LoopNet	169,645	152,852	16,793	11
Residential	57,565	53,939	3,626	7
Other Marketplaces	99,837	83,722	16,115	19
Total revenues	1,609,054	1,437,349	171,705	12
Cost of revenues	304,814	270,911	33,903	13
Gross profit	1,304,240	1,166,438	137,802	12
Operating expenses:
Selling and marketing (excluding customer base amortization)	510,736	483,354	27,382	6
Software development	162,520	148,500	14,020	9
General and administrative	246,576	186,747	59,829	32
Customer base amortization	60,621	55,885	4,736	8
Total operating expenses	980,453	874,486	105,967	12
Income from operations	323,787	291,952	31,835	11
Interest expense, net	(461)	(23,698)	(23,237)	(98)
Other income, net	3,596	2,343	1,253	53
Income before income taxes	326,922	270,597	56,325	21
Income tax expense	81,841	70,933	10,908	15
Net income	$245,081	$199,664	$45,417	23

Revenues. Revenues increased to $1,609 million for the nine months ended September 30, 2022, from $1,437 million for the nine months ended September 30, 2021. The $172 million increase was attributable to increases in revenues for several of our service offerings. CoStar revenues increased $85 million, or 16%, due to higher sales volume driven by the impact of annual price increases and customer upgrades on contract renewals, as well as, an increase in subscribers. Multifamily revenues increased $39 million, or 8%, due to increases in pricing on renewals, partially offset by a less favorable mix of ad packages purchased. LoopNet revenues increased $17 million, or 11%, primarily as a result of an increase in average prices, and to a lesser extent, due to the acquisition of BureauxLocaux. Other Marketplaces revenues increased $16 million, or 19%, primarily driven by increases in Ten-X and Land for Sale revenue in nearly equal amounts, and to a lesser extent, an increase in revenue for BizBuySell. Information Services revenues increased $11 million, or 10%, primarily due to increased revenue from our CoStar Real Estate Manager product and STR service offerings. Residential revenues increased $4 million, or 7%, due to an increase in sales of Homesnap's products and services, partially offset by, the discontinuation of certain Homes.com products and services that were inconsistent with our long-term business strategy.

Gross Profit. Gross profit increased to $1,304 million for the nine months ended September 30, 2022, from $1,166 million for the nine months ended September 30, 2021, and the gross profit percentage remained consistent at 81% for the nine months ended September 30, 2022 and 2021. The increase in gross profit was due to higher revenues, partially offset by, an increase in cost of revenues of $34 million, or 13%, mostly due to an increase of $20 million related to our investment and further development of our residential marketplaces, including research equipment, personnel, software and equipment, and data and content costs. There were also increases of $7 million in personnel costs, driven by an increase in salaries, and $5 million in software and equipment to support our researchers.

Selling and Marketing Expenses. Selling and marketing expenses increased to $511 million for the nine months ended September 30, 2022, from $483 million for the nine months ended September 30, 2021. The $27 million increase was primarily attributable to increases of $20 million in personnel costs driven by a $11 million increase in salaries, primarily attributable to an increase in headcount, and an increase in commissions of $6 million, as well as, a $13 million increase in conferences and travel costs. These increases were partially offset by a $10 million decrease in marketing costs, primarily attributable to a $34 million decrease in marketing spend for our other products, mainly to lower agency fees for LoopNet and Multifamily, partially offset by a $25 million increase in marketing for our residential marketplace products led by increases in spending on search engine marketing, agency fees, events, and digital marketing.

Software Development Expenses. Software development expenses increased to $163 million for the nine months ended September 30, 2022, from $149 million for the nine months ended September 30, 2021, and remained consistent as a percentage of revenues at 10% for the nine months ended September 30, 2022, and 2021. The $14 million increase was primarily due to an increase of $10 million in personnel costs, driven by increased headcount to support the development of our products, and to a lesser extent to an increase of $2 million in occupancy costs.

General and Administrative Expenses. General and administrative expenses increased to $247 million for the nine months ended September 30, 2022, from $187 million for the nine months ended September 30, 2021, and increased as a percentage of revenues to 15% for the nine months ended September 30, 2022 from 13% for the nine months ended September 30, 2021. The $60 million increase in the amount of general and administrative expense was driven by an increase of $15 million in personnel costs, primarily due to increases in salaries and stock-based compensation expense, and to a lesser extent, increases of $10 million in professional services, and $9 million in travel and conferences costs, driven partially by an increase in the average cost of air travel. There were also increases of $6 million each in software and equipment and bad debt expense,$2 million each in property taxes and recruiting agency fees, and an increase of $4 million for a fee paid to a counterparty to terminate a contract.

Customer Base Amortization Expense. Customer base amortization expense increased to $61 million for the nine months ended September 30, 2022 from $56 million for the nine months ended September 30, 2021, and remained consistent as a percentage of revenues at 4% for the nine months ended September 30, 2022, and 2021. The increase in customer base amortization expense was primarily attributable to an increase of $14 million in amortization expense driven by intangible assets related to a Homesnap product for which we decided to eliminate usage fees in the third quarter of 2022. This increase was offset by decreases in amortization expense related to the customer base intangible assets acquired in the acquisitions of ForRent, STR, and Ten-X, which had been amortizing on an accelerated basis since their acquisitions.

Interest Expense, net. Interest expense, net was a net expense of $0.5 million for the nine months ended September 30, 2022, as compared to net expense of $24 million for the nine months ended September 30, 2021. The decrease of $23 million for the nine months ended September 30, 2022 was primarily due to an increased rate of return on cash equivalents.

Other Income, net. Other income, net increased $1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to increases in foreign exchange gains due to rate fluctuations.

Income Tax Expense. Income tax expense increased to $82 million for the nine months ended September 30, 2022 from $71 million for the nine months ended September 30, 2021. The increase was mostly due to higher income before taxes and a decrease in excess tax benefits, partially offset by, a tax restructuring gain recognized in the nine months ended September 30, 2021.

Comparison of Business Segment Results for Nine Months Ended September 30, 2022 and Nine Months Ended September 30, 2021

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

Segment Revenues. North America revenues increased to $1,553 million for the nine months ended September 30, 2022, from $1,388 million for the nine months ended September 30, 2021. The $164 million increase in North America revenues was attributable to increases in revenues for several of our services. CoStar revenues increased $85 million, due to higher sales volume driven by the impact of annual price increases and customer upgrades on contract renewals, as well as, an increase in subscribers. Multifamily revenues increased $39 million, due to increases in pricing on renewals, partially offset by a less favorable mix of ad packages purchased. Other Marketplaces revenues increased $16 million, primarily driven by increases in Ten-X and Land for Sale revenue in nearly equal amounts, and to a lesser extent, an increase in revenue for BizBuySell. LoopNet revenues increased $13 million, primarily as a result of an increase in average prices. Information Services revenues increased $8 million, primarily due to increased revenue from our CoStar Real Estate Manager and STR service offerings. Residential revenues increased $4 million, due to an increase in sales of Homesnap's products and services partially offset by the discontinuation of certain Homes.com products and services that were inconsistent with our long-term business strategy. International revenues increased to $56 million for the nine months ended September 30, 2022, from $49 million for the nine months ended September 30, 2021. The increase in International revenues was primarily driven by the acquisitions of BureauxLocaux and Business Immo, and to a lesser extent, due to growth in our CoStar product revenue.

Segment EBITDA. North America EBITDA increased to $422 million for the nine months ended September 30, 2022, from $386 million for the nine months ended September 30, 2021. The increase in North America EBITDA was primarily due to an increase in revenue, and to a lesser extent, to a decrease in marketing costs, partially offset by, increases in general and administrative and personnel costs. International EBITDA for the nine months ended September 30, 2022 was income of $5 million, as compared to $6 million for the nine months ended September 30, 2021, the decrease was due to increases in personnel, general and administrative, and marketing costs, partially offset by, an increase in revenue.

Liquidity and Capital Resources

We believe the balance of cash, cash equivalents and restricted cash, which was approximately $4.8 billion as of September 30, 2022, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Our cash requirements have not changed materially since the 2021 Form 10-K.

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

Cash, cash equivalents and restricted cash increased to approximately $4.8 billion as of September 30, 2022, compared to cash, cash equivalents and restricted cash of approximately $3.8 billion as of December 31, 2021. The increase in cash, cash equivalents, and restricted cash for the nine months ended September 30, 2022 was primarily due to $746 million of net proceeds from our September 2022 equity offering, and cash provided by operating activities of $294 million. These increases were partially offset by $76 million of cash used in investing activities, primarily attributable to purchases of property and equipment and other assets of $75 million, including the purchase of assets related to the expansion of our campus in Richmond, Virginia.

Net cash provided by operating activities for the nine months ended September 30, 2022 was approximately $294 million compared to approximately $319 million for the nine months ended September 30, 2021. The $26 million decrease in cash provided by operating activities was primarily due a decrease from changes in net working capital of $62 million, partially offset by, an increase in net income excluding certain non-cash expenses such as deferred income taxes and stock-based compensation expense.

Net cash used in investing activities for the nine months ended September 30, 2022 was approximately $76 million compared to approximately $298 million of cash used in investing activities for the nine months ended September 30, 2021. The $221 million decrease in cash used in investing activities was primarily due to $146 million additional cash paid for acquisitions during the nine months ended September 30, 2021 , as well as, $92 million additional cash paid for assets related to the expansion of our campus in Richmond, Virginia, partially offset by, an increase in cash used for the purchase of other property and equipment, including capitalized software development costs, during the nine months ended September 30, 2022.

Net cash provided by financing activities for the nine months ended September 30, 2022 was approximately $735 million compared to approximately $14 million used in financing activities for the nine months ended September 30, 2021. The $749 million increase in cash used in financing activities was primarily due to $746 million of net proceeds from our September 2022 equity offering.

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
•Income taxes;
•Revenue recognition; and
•Business combinations.

For an in-depth discussion of each of our significant accounting policies, including the related critical accounting estimates. and further information regarding estimates and assumptions involved in their application, see the 2021 Form 10-K and Note 2 to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2022, there were no material changes to our critical accounting estimates from those described in the 2021 Form 10-K.

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

Fluctuations in the British pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the three and nine months ended September 30, 2022, revenues denominated in foreign currencies were approximately 4%. For the three and nine months ended September 30, 2022 our revenues would have decreased by approximately $2 million and $6 million, respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the three and nine months ended September 30, 2022, our revenues would have increased by approximately $2 million and $6 million, respectively, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of September 30, 2022, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $47 million.

We do not have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2022. As of September 30, 2022, we had approximately $4.8 billion of cash, cash equivalents and restricted cash. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA rated Government and Treasury Money Market Funds.

We are subject to interest rate market risk in connection with our revolving credit facility. On July 1, 2020, we entered into the 2020 Credit Agreement, which provides for variable rate borrowings of up to $750 million. On July 1, 2020, we issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all our borrowings except for our credit facility are fixed rate, and our credit facility is currently undrawn as of September 30, 2022. See Note 10 to the accompanying condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q for information regarding our 2020 Credit Agreement.

We had approximately $2.6 billion of goodwill and intangible assets as of September 30, 2022. As of September 30, 2022, we believe our intangible assets will be recoverable; however, changes in the economy, the industry in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 and were operating at a reasonable assurance level.

We continue to implement a financial system that is designed to improve the efficiency and effectiveness of our operational and financial accounting processes. This implementation is expected to continue beyond 2022. Consistent with any process change that we implement, the design of the internal controls has and will continue to be evaluated for effectiveness as part of our overall assessment of the effectiveness of our disclosure controls and procedures. We expect that the implementation of this system will further improve our internal control over financial reporting.

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

Our operating results and revenues are subject to fluctuations and our quarterly financial results may be subject to market cyclicality, each of which could negatively affect our stock price. The real estate market may be influenced by general economic conditions, economic cycles, seasonality and many other factors, which in turn may impact our financial results. The different sectors of the large and fragmented industry, such as office, industrial, retail, multifamily, single family and others, are influenced differently by different factors, and have historically moved through economic cycles with different timing. As such, it is difficult to estimate the potential impact of economic cycles and conditions or seasonality from year-to-year on our overall operating results. We generally see higher sales of Apartments.com listing services during the peak summer rental season and higher CoStar sales towards the end of the year; however, sales fluctuate from year-to-year and may fluctuate more widely when there are changes in general economic conditions or the industry, such as changes resulting from the COVID-19 pandemic. In addition, we generally incur greater marketing expenses during the second quarter, which coincides with the peak season for apartment rentals. The timing of widely observed holidays and vacation periods, particularly slowdowns during the end-of-year holiday period, and availability of real estate agents and related service providers during these periods, could significantly affect our quarterly operating results during that period. If we are unable to adequately respond to economic, seasonal or cyclical conditions, our revenues, expenses and operating results may fluctuate from quarter to quarter. Our operating results, revenues and expenses may fluctuate for many reasons, including those described in this paragraph and below:
•Rates of subscriber adoption and retention;
•Timing of our sales conference or significant marketing events;
•Changes in our pricing strategy and timing of changes;
•The timing and success of new service introductions and enhancements;
•The shift of focus from certain services we offer or the phase out of services that overlap or are redundant with other services we offer;
•The amount and timing of our expenses and capital expenditures;
•The amount and timing of non-cash stock-based charges;
•Acquisition-related costs or impairment charges associated with investments and acquisitions;
•Competition;
•Changes or consolidation in the real estate industry;
•Interest rate fluctuations;
•Execution of our expansion and integration plans;
•The development of our sales force;
•Foreign currency exchange rate fluctuations;
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

Our internal and external investments may place downward pressure on our operating margins. To increase our revenue growth, we continue to invest in our business, including internal investments in product and content development to expand the breadth and depth of services we provide to our customers and external investments in sales and marketing to generate brand awareness. Our operating margins may experience downward pressure in the short term as a result of these investments. Furthermore, our investments may not produce the expected results. If we are unable to successfully execute our investment strategy, we may experience decreases in our revenues or revenue growth rate and operating margins.

We may be unable to increase awareness of our brands, including CoStar, LoopNet, Apartments.com, BizBuySell, LandsofAmerica, STR, Ten-X, Homes.com and Homesnap, which could adversely affect our business. We rely heavily on our brands, which we believe are key assets of our company. Awareness and differentiation of our brands are important for attracting and expanding the number of users of, and subscribers to, our online marketplaces, such as LoopNet, the Apartments.com network of rental websites, our Homes.com and Homesnap residential marketplaces, CoStar Showcase and the Land.com network of rural lands for-sale. We continue to invest significantly in sales and marketing in 2022 as we seek to grow the numbers of users of, subscribers to and advertisers on, our marketplaces. Our methods of advertising may not be successful in increasing brand awareness or, ultimately, be cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brands, or if we are unable to recover our marketing and advertising costs through increased usage of our services and increased advertising on our websites, our business, results of operations and financial condition could be adversely affected.

If internet search engines do not prominently feature our websites on the search engine results page, traffic to our websites would decrease and, if we are unable to maintain or increase traffic to our marketplaces, our business and operating results could be adversely affected. Our ability to generate revenues from our marketplace business depends, in part, on our ability to attract users to our websites. Google, Bing, DuckDuckGo and other internet search engines drive traffic to our websites, including CoStar.com, the Apartments.com network of rental websites, the LoopNet.com network of commercial real estate websites, Ten-X.com, our Homes.com and Homesnap residential marketplaces, the BizBuySell.com network of business for-sale websites and the Land.com network of rural lands for-sale. For example, when a user enters in a search query for an apartment building name or address into an internet search engine, the internet search engine’s ranking of our Apartments.com webpages will determine how prominently such webpages are displayed on the search engine results page. Our ability to maintain prominent search result rankings and positioning is not entirely within our control. Our competitors’ Search Engine Optimization (SEO) and Search Engine Marketing (SEM) efforts may result in webpages from their websites receiving higher rankings than the webpages from our websites. Internet search engines could revise their algorithms and methodologies in ways that would adversely affect our search result rankings. Internet search engine providers could form partnerships or enter into other business relationships with our competitors resulting in competitors’ sites receiving higher search result rankings. Internet search engines are increasingly placing alternative search features (such as featured snippets, local map results and other immersive experiences) on the search engine results page above or more prominently than search engine results. If our search result rankings are not prominently displayed, traffic to our websites may decline which could slow the growth of our user base. Our websites have experienced fluctuations in search result rankings in the past and we anticipate similar fluctuations will occur in the future. If we experience a material reduction in the number of users directed to our websites through internet search engines or otherwise fail to maintain or increase traffic to our marketplaces, our ability to acquire additional subscribers or advertisers and deliver leads to and retain existing subscribers and advertisers could be adversely affected. As a result, our business, results of operations and financial condition could be adversely affected. Our marketing expenses may increase in connection with our efforts to maintain or increase traffic to our websites. Increases in our operating expenses could negatively impact our operating results if we are unable to generate more revenues through increased sales of subscriptions to our marketplace products.

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

If we are not able to successfully identify, finance, integrate and/or manage costs related to acquisitions, our business operations and financial position could be adversely affected. We have expanded our markets and services in part through acquisitions of complementary businesses, services, databases and technologies, and expect to continue to do so in the future. Our acquisition strategy depends on our ability to identify, and the availability of, suitable acquisition candidates. We are likely to incur costs in connection with proposed acquisitions, but may ultimately be unable or unwilling to consummate any particular proposed transaction for various reasons. For example, in 2021, the Federal Trade Commission (“FTC”) withheld approval for our proposed acquisition of RentPath Holdings, Inc. (“RentPath”), the purchase agreement was subsequently terminated and we incurred a termination fee of $52 million. We are also likely to incur severance costs and other integration costs post-acquisition. Costs in connection with acquisitions and integrations may be higher than expected and could adversely affect our financial condition, results of operation or prospects of the combined business. In addition, acquisitions involve numerous risks, including risks that we will not be able to realize or capitalize on synergies created through combinations; manage the integration of personnel and products or services; manage the integration of acquired infrastructure and controls; control potential increases in operating costs; manage geographically remote operations; maintain management’s attention on other business concerns and avoid potential disruptions in ongoing operations during an acquisition process or integration efforts; successfully enter markets and sectors in which we have either limited or no direct experience, including foreign markets whose practices, regulations or laws may pose increased risk; and retain key employees, clients or vendors and other business partners of the acquired companies. We may not successfully integrate acquired businesses or assets and may not achieve anticipated benefits of an acquisition, including expected synergies. For example, we may be unable to fully integrate Homesnap, Homes.com and BureauxLocaux with CoStar when and as expected.

We were previously subject to a consent order agreed to among the FTC staff, CoStar and LoopNet on April 17, 2012 in connection with the LoopNet merger. This consent order expired in August 2022, but if we become subject to similar orders in the future, compliance with such orders could prevent us from closing certain acquisitions or add significant time and cost to such acquisitions, ultimately making an acquisition prohibitive or preventing us from realizing its anticipated benefits.

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

As a result of our acquisitions, we had approximately $2.6 billion of goodwill and intangibles as of September 30, 2022. Future acquisitions may increase this amount. If we are required to recognize goodwill and intangibles impairment charges in the future, this would negatively affect our financial results in the periods of such charges, which may reduce our profitability.

Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business and financial condition. As stated above, our business relies on IT Systems and involves the collection, storage, processing and transmission of Confidential Information, including personal information and proprietary business information. An increasing number of organizations, including large merchants, businesses, technology companies and financial institutions, as well as government institutions, have disclosed security incidents, disruptions to, and breaches of their or third-party providers’ IT Systems, some of which have involved sophisticated and highly targeted attacks, including on websites, mobile applications and infrastructure.

We have expended resources to implement and maintain security measures designed to protect IT Systems and Confidential Information, including engaging a third-party vendor to conduct an annual audit of our information security systems in accordance with NIST CSF benchmarks. Despite these measures and similar measures implemented by many third-party providers, our IT Systems may be disrupted or damaged and our Confidential Information may be compromised, corrupted, lost or stolen. The techniques used to obtain unauthorized, improper or illegal access to a target’s systems, data or customers’ data, disable or degrade services, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated, may be difficult to detect quickly and often are not recognized or detected until after they have been launched against a target. We expect that unauthorized parties will continue to attempt to gain access to or disrupt our IT systems or facilities through various means, including hacking into IT Systems or facilities or those of our customers or vendors, or attempting to fraudulently induce (for example, through spear phishing attacks or social engineering) our employees, customers, vendors or other users of IT Systems into disclosing user names, passwords, or other sensitive information, which may in turn be used to access our IT Systems.

Numerous and evolving cybersecurity threats, including advanced and persisting cyberattacks, phishing and social engineering schemes, could compromise the confidentiality, availability and integrity of the data in our systems. Our efforts to prevent, detect and respond to data security incidents, may not be effective. Further, the security measures and procedures our customers, vendors and other users of our systems have in place to protect IT Systems and Confidential information may not be successful or sufficient to counter all data breaches, cyberattacks or system failures. In addition, the COVID-19 pandemic has increased cybersecurity risk as a result of global remote working dynamics that may continue into the future due to additional opportunities for threat actors to engage in social engineering (for example, phishing) and to exploit vulnerabilities in non-corporate networks.

Our IT Systems may be vulnerable to cyberattacks or security breaches, and third parties may be able to access our, our customers’ or our employees’ Confidential Information, including personal or proprietary information, that is stored on or accessible through those systems. We have experienced from time to time, and expect to experience in the future, cyberattacks as well as breaches of our security measures due to human error, malfeasance, system errors or vulnerabilities or other irregularities. In the past three years, we have not experienced a materially disruptive information security breach, but any actual or perceived breaches of our security could result in any or all of the following, among other things, any of which could adversely affect our business and results of operations:

•Interrupt our operations;

•Result in our systems or services being unavailable;
•Result in improper disclosures of data;
•Result in improper payments;
•Materially harm our reputation and brands;
•Result in significant regulatory scrutiny and legal and financial exposure;
•Cause us to incur significant remediation and compliance costs;
•Lead to loss of customer confidence in, or decreased use of, our products and services;
•Divert the attention of management from the operation of our business; and
•Result in significant contractual penalties or other payments as a result of third-party losses or claims.

In addition, any cyberattacks or data security breaches affecting companies that we acquire or our customers or vendors (including data center and cloud computing providers) could have similar negative effects on our business. For example, in December 2020, we became aware that one of our vendors providing IT infrastructure management software, SolarWinds Corporation, had been compromised by cyberattacks. As of December 22, 2020, we had implemented the fully patched versions of the SolarWinds software and we took additional measures to block internet connectivity to and from all SolarWinds’ Orion servers. Although we have not identified any compromise of our IT Systems due to the use of SolarWinds software to date, we continue to monitor our network for any potential impact related to the SolarWinds cyberattack. Similarly, we are regularly exposed to vulnerabilities in widely deployed third-party software that we use in the ordinary course of business, such as the recently identified Log4J vulnerability. While this vulnerability did not have a material adverse effect on our operations, it and similar incidents require us to devote time and resources to remediation on a regular basis. Notwithstanding our efforts, there can be no assurance that vulnerabilities in widely deployed software will not materially harm our business. Any breach of our security measures or the loss, inadvertent disclosure or unapproved dissemination of Confidential Information about us or our customers, including the potential loss or disclosure of such information or data as a result of the SolarWinds cyberattack, could result in litigation, regulatory enforcement and potential liability for us, damage our brand and reputation or otherwise materially harm our business.

The coverage under our insurance policies for cybersecurity and related issues may not be adequate to reimburse us for losses caused by cyberattacks or other security incidents.

Technical problems or disruptions that affect either our customers’ ability to access our services, or the software, internal applications, database and network systems underlying our services, could damage our reputation and lead to reduced demand for our information, analytics and online marketplace services, lower revenues and increased costs. Our business, brands and reputation depend upon the satisfactory performance, reliability and availability of our websites, the internet and our service providers. Interruptions in these systems, whether due to system failures, computer viruses, software errors, physical or electronic break-ins, or malicious hacks or attacks on our systems (such as denial of service attacks or use of malware such as ransomware), could affect the security and availability of our services on our mobile applications and our websites and prevent or inhibit users’ access to our services. Our operations also depend on our ability to protect our databases, computers and software, telecommunications equipment and facilities against damage from potential dangers such as fire, flood, power loss, security breaches, computer viruses, telecommunications failures, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events.

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

We are planning to undertake a large infrastructure project to build out our campus in Richmond, Virginia, the costs of which could impact our financial condition and results of operations. In December 2021, we announced our plans to expand our research and technology center in Richmond, Virginia. These plans will require significant capital expenditures over the next several years and our business plans may change. Future changes in growth or fluctuations in cash flow may also negatively impact our ability to finance this project. Additionally, actual capital expenditures could vary materially from our projected capital expenditures, which could negatively impact our business, operating results and financial condition. If we are provided with any grants, tax credits, abatements or other incentives related to this expansion effort and do not meet requirements associated with those incentives, we may not be able to benefit from those incentives, which could cause the cost of the project to be significantly more than anticipated or significantly increase our taxes above what we currently expect. We currently plan to finance construction with cash on hand. Use of cash on hand to finance construction would reduce the amount of cash available for other corporate uses and could also reduce our ability to meet our scheduled debt service obligations or to meet the covenants required to borrow additional funds under our 2020 Credit Agreement. Any of the foregoing may adversely affect our financial position and results of operations.

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

Our business and results of operations have been and may be, and our financial condition may continue to be, impacted by the COVID-19 pandemic, and such impact could be materially adverse and continue for an unknown period of time. The COVID-19 pandemic has created significant economic volatility, uncertainty and disruption around the world. The extent to which COVID-19 will further impact our business, operations and financial results, including the duration and magnitude of such impact, is uncertain and will depend on numerous rapidly evolving factors that we cannot accurately predict including, among others:

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

COVID-19, and the disruption in global economic conditions stemming from the pandemic, could also precipitate or aggravate the other risk factors discussed therein, which could materially adversely affect our business, financial condition and results of operations. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks.

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

Climate change and other events beyond our control could harm our business. Natural disasters, disease outbreaks and pandemics, power shortages, terrorism, political unrest, telecommunications failure, vandalism, geopolitical instability, war, climate change, and other events beyond our control could negatively impact our operations or otherwise harm our business. Such events may result in damage or loss of service to our data centers or other infrastructure that our operations rely on, potentially reduce the attractiveness of real estate in areas we provide services, cause delays in product development or availability, or result in losses of critical data, any of which may adversely impact our operations.

In addition, the impacts of climate change on the global economy and our industry are rapidly evolving. Physical impacts of climate change (including but not limited to floods, droughts, more frequent and/or intense storms, and wildfires), may disrupt our operations, as well as the operations of our suppliers and customers. Longer-term physical impacts may also result in changing consumer preferences, which may adversely impact demand for certain of our products. Transition impacts of climate change may subject us to increase regulations, reporting requirements (such as the SEC’s proposed climate change disclosure rule), standards, or expectations regarding the environmental impacts of our business. Failure to disclose accurate information in a timely manner may also adversely affect our reputation, business, or financial performance.

Increased attention to environmental, social and governance (“ESG”) matters may require us to incur additional costs or otherwise adversely impact our business. Increased attention to climate change; diversity, equity, and inclusion; and other ESG issues, as well as societal expectations regarding voluntary ESG initiatives and disclosures, may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, and contracting), impact our reputation, or otherwise affect our business performance. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters. Such ratings are used by some investors to inform their investment or voting decisions. Unfavorable ESG ratings could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital. To the extent ESG matters negatively impact our reputation, we may also not be able to compete as effectively to recruit or retain employees. We may take certain actions, including the establishment of ESG-related goals or targets, to improve the ESG profile of our Company and/or offerings; however, such actions may be costly or be subject to numerous conditions that are outside our control, and we cannot guarantee that such actions will have the desired effect.

Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Such disclosures may also be at least partially reliant on third-party information that we have not independently verified or cannot be independently verified. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, and increased regulation will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Such ESG matters may also impact our suppliers or customers, which may adversely impact our business, financial condition, or results of operations.

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

If we are unable to enforce or defend our ownership and use of intellectual property, our business, brands, competitive position and operating results could be harmed. The success of our business depends in large part on our intellectual property, including intellectual property involved in our methodologies, databases, services and software. We rely on a combination of trademark, trade secret, patent, copyright and other laws, nondisclosure and noncompetition provisions, license agreements and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in internet-related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. We find our proprietary content on competitors’ sites. If we are not successful in protecting our intellectual property, including our content, our brands and our business, results of operations and financial condition could be harmed. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which we are involved, either as a plaintiff or as a defendant, have cost us and could continue to cost us a significant amount of time and money and distract management’s attention from operating our business. In addition, if we do not prevail on an intellectual property claim, this could result in a change to our methodology or information, analytics and online marketplace services and could reduce our profitability.

Effective trademark, trade secret, patent and copyright protection may not be available in every country in which we provide our services. The laws of certain countries do not protect proprietary rights to the same extent as the laws of the U.S. and, therefore, in certain jurisdictions, we may be unable to protect our intellectual property and our proprietary technology adequately against unauthorized third-party copying or use, which could harm our competitive position. This risk will increase as we continue to expand our business into new international jurisdictions.

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

We may be subject to legal liability for collecting, displaying or distributing information. Because the content in our database is collected from various sources and distributed to others, we may be subject to claims for breach of contract, defamation, negligence, unfair competition or copyright or trademark infringement or claims based on other theories, such as breach of laws related to privacy and data protection. We could also be subject to claims based upon the content that is accessible from our website through links to other websites or information on our website supplied by third parties. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims and we could be subject to public notice requirements that may affect our reputation. Our potential liability for information distributed by us to others could require us to implement measures to reduce our exposure to such liability, which may require us to expend substantial resources and limit the attractiveness of our information, analytics and online marketplaces to users. These risks may be exacerbated from impacts, or perceived impacts, of emerging technologies (including but not limited to machine learning) on human rights, privacy, or other social considerations, which may result in reputational harm, compliance costs for any new rules or interpretations, or other adverse impacts on our operations and financial performance.

If we are unable to obtain or retain listings from real estate brokers, agents, property owners and apartment property managers, our marketplace services, could be less attractive to current or potential customers, which could reduce our revenues. The value of our real estate marketplace services to our customers depends on our ability to increase the number of property listings provided and searches conducted. As the number of listings increases, so does the utility of a marketplace’s search, listing and marketing services. We depend substantially on brokers, agents, property owners and, in the case of apartment rentals, property managers to submit listings to our marketplaces. If these parties choose not to continue their listings with us, or choose to list them with a competitor, our marketplace services could be less attractive to other real estate industry transaction participants, resulting in reduced revenue.

Risks related to our international operations

International operations expose us to additional business risks, which may reduce our profitability. Our international operations and expansion subject us to additional business risks, including: currency exchange rate fluctuations; difficulty in adapting to the differing business practices and laws in foreign countries, including differing laws regarding privacy and data protection; difficulties in managing foreign operations; limited protection for intellectual property rights in some countries; difficulty in collecting accounts receivable and longer collection periods; costs of enforcing contractual obligations; impact of recessions in economies outside the U.S.; and potentially adverse tax consequences. In addition, international expansion imposes additional burdens on our executive and administrative personnel, systems development, research and sales departments and general managerial resources. If we are not able to manage our international operations successfully, we may incur higher expenses and our profitability may be reduced. Finally, the investment required for additional international expansion sometimes exceeds the profit generated from such expansion, which reduces our profitability and may adversely affect our financial position.

Fluctuating foreign currency exchange rates may negatively impact our business, results of operations and financial position. A portion of our business is denominated in foreign currencies. We translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening U.S. dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. Foreign currency exchange rates have fluctuated and may continue to fluctuate.

Significant foreign currency exchange rate fluctuations may negatively impact our international revenue, which in turn affects our consolidated revenue. Currently, we are not party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future, but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future. Further, significant foreign exchange rate fluctuations resulting in a decline in the respective local currency may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries, which would reduce our profitability and adversely affect our financial position.

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

Risks related to our indebtedness

We have a significant amount of indebtedness, which could decrease our flexibility and adversely affect our business, financial condition and results of operations. As of September 30, 2022, we had approximately $792 million of Senior Notes outstanding and an additional approximately $750 million available to be drawn under the 2020 Credit Agreement. There can be no assurance that our future cash flows will be sufficient to make payments of interest or principal on the Senior Notes or any amounts due and payable under the 2020 Credit Agreement. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all, and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Furthermore, we may incur substantial additional indebtedness, including secured indebtedness, and if we incur additional indebtedness or other liabilities, the related risks that we face could intensify.

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

Our borrowings under the 2020 Credit Agreement will carry a variable interest rate based on the Euro Interbank Offered Rate (“EURIBOR”) or the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. The U.K. authority that regulates LIBOR announced that it will not compel banks to submit rates for the calculation of LIBOR after June 2023. The full impact of any transition away from LIBOR remains unclear. The 2020 Credit Agreement allows us and the administrative agent under the 2020 Credit Agreement to amend the 2020 Credit Agreement to replace LIBOR with one or more Secured Overnight Financing Rate based rates or another alternative benchmark rate. We may not be able to agree with the administrative agent on a replacement reference rate that is as favorable as LIBOR, which may increase in the cost of our borrowings under the 2020 Credit Agreement.

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

Risks related to regulatory compliance and legal matters

Our actual or perceived failure to comply with privacy laws and standards could adversely affect our business, financial condition and results of operations. We depend on information technology networks, systems and infrastructure to process, transmit and store electronic information and to communicate among our locations around the world and with our clients and vendors (collectively “IT Systems”). We own and manage some of IT Systems but also rely on third-party service providers and vendors for a range of products and services, including cloud products/services, that are critical to internal and/or external customer-facing operations. In the course of our business, we and certain of our third-party providers collect, use, transmit and disclose information about customers, employees, contractors, suppliers, vendors, and others such as landlords and tenants, including personal information such as names, addresses, phone numbers, email addresses, credit card information, biometric data, sensitive or confidential transaction and account information, social security numbers, birthdates and financial information (for example, to facilitate the apartment rental application and payment process between a renter and property manager), as well as a broad range of proprietary and confidential business information (collectively, “Confidential Information”).

As a result, we are subject to a variety of state, national and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information including but not limited to the General Data Protection Regulation (“GDPR”) and California Consumer Privacy Act (“CCPA”). These laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. For example, the GDPR introduced new data protection requirements in the EU and imposes substantial fines for breaches of the data protection rules. The GDPR increased our responsibility and liability in relation to personal data that we process. The CCPA expands the rights of California residents to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Many states have adopted, or are considering enacting, similar laws. For example, the California Privacy Rights Act (“CPRA”) will go into effect in January 2023 (with a lookback period until January 2022) and will expand upon the CCPA. The CPRA builds on the CCPA and imposes additional obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses and disclosure of sensitive personal information. The CPRA also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy, cybersecurity, and data protection enforcement. Similar laws are in motion in other states across the United States. For example, in 2021, Virginia enacted the Virginia Consumer Data Protection Act (“VCDPA”) and Colorado enacted the Colorado Privacy Act (“CPA”), both of which laws are comprehensive statutes that share similarities with the CCPA and CPRA. Recently, Utah enacted the Utah Consumer Privacy Act (“UCPA”), which like the VCDPA and CPA, go into effect in 2023. Similar laws have been proposed, and likely will be proposed, in other states and at the federal level, and if passed, may have potentially conflicting requirements that would make compliance challenging.

In addition to risks we face under privacy laws, we are subject to evolving consumer protection and marketing laws and increased litigation and government enforcement by the Federal Trade Commission and state Attorneys General. These agencies are aggressively interpreting and enforcing federal and state consumer protection laws in relation to very broad sales and marketing and advertising contexts. There are also federal laws covering our such activities that are a source of potential liability for our business, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act (known as the “CAN-SPAM” Act), the Telephone Consumer Protection Act (as implemented by the Telemarketing Sales Rule) (“TCPA”), and the Fair Credit Reporting Act (“FCRA”). In particular, any claims that we have violated the TCPA could be costly to litigate and could expose us to substantial statutory damages or settlement costs.

Any failure or alleged failure to comply with privacy, data protection or consumer protection laws could lead to government enforcement actions and litigation and significant penalties against us, and could materially adversely affect our reputation, business, financial condition, cash flows and results of operations. Compliance with any of the foregoing laws and regulations can be costly, can delay or impede the development of new products, and may require us to change the way we operate.
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

Changes in tax laws, regulations or fiscal and tax policies or the manner of their interpretation or enforcement could adversely impact our financial performance. New tax laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business. In addition, from time to time, U.S. and foreign tax authorities, including state and local governments consider legislation that could increase our effective tax rate. For example, the U.S. Congress has advanced a variety of tax legislation proposals, and while the final form of any legislation is uncertain, the current proposals, if enacted, could have a material effect on our effective tax rate.

Third-party claims, litigation, regulatory proceedings or government investigations to which we are subject or in which we become involved, regardless of their merit, may significantly increase our expenses and adversely affect our stock price. From time to time we may be subject to third-party claims, lawsuits, regulatory proceedings or government investigations into whether our business practices comport with applicable law, which may include claims with respect to intellectual property, cybersecurity, privacy, data protection, antitrust, breach of contract, employment, mergers and acquisitions and other matters. Regardless of the merit of such claims, proceedings or investigations, defending against them could cost us a significant amount of time and money, result in negative publicity, and/or adversely affect our stock price. In addition, if any claims or proceedings are decided against us or if a settlement requires us to pay a large monetary amount or take other action that materially restricts or impedes our operations, our profitability could be significantly reduced and our financial position could be adversely affected.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

2022	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through 31	7,600	$60.41	—	—
August 1 through 31	188	75.06	—	—
September 1 through 30	299	73.97	—	—
Total	8,087	$61.25	—	—
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

3.2	Fourth Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2022).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	October 26, 2022	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)