Form 10-Q
period 2023-03-31
COSTAR GROUP, INC.
filed 2023-04-26
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

As of April 21, 2023, there were 408,539,209 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.
FORM 10-Q

Glossary of Terms
The following abbreviations or acronyms used in this Quarterly Report on Form 10-Q (this "Report") are defined below:

Abbreviation or Acronym	Definition
2020 Credit Agreement
The second amended and restated credit agreement, which amended and restated in its entirety the then-existing credit agreement originally entered into on April 1, 2014 and amended and restated on July 1, 2020

2022 Form 10-K	CoStar Group's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 22, 2023
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Brexit	The June 23, 2016 U.K. referendum in which British citizens approved an exit from the E.U.
Business Immo	The legal entity BIH, a French société par actions simplifiée, the owner and operator of Business Immo, a leading commercial real estate news service provider in France
Business Immo Acquisition	CoStar UK's acquisition of the issued share capital of Business Immo on April 5, 2022
CECL	Current expected credit losses
CoStar Group (also the “Company,” “we,” “us” or “our”)	The legal entity, CoStar Group, Inc., a Delaware corporation, one or more of its consolidated subsidiaries or operating segments, or the entirety of CoStar Group, Inc. and its consolidated subsidiaries
CoStar UK	The legal entity, CoStar UK Limited, a wholly owned subsidiary of CoStar Group
Covenant Suspension Period	A period of time defined in the 2020 Credit Agreement in which we maintain a corporate investment grade rating from any two of Standard & Poor’s Rating Services, Fitch Ratings, Inc. or Moody’s Investors Services, Inc. and no event of default is continuing
CRI	CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of CoStar Group, Inc.
DSUs	Deferred Stock Units
E.U.	European Union
EBITDA	Net income before interest income or expense, net; other income or expense, net; loss on debt extinguishment; income taxes; depreciation and amortization
ESG	Environmental, Social and Governance
ESPP	Employee Stock Purchase Plan
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the U.S.
GILTI	Global intangible low taxed income inclusion
Halo Merger Sub	Snapped Halo Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of CoStar Realty Information, Inc.
Homes.com	A homes for-sale listings site
Homesnap
Homesnap is an online and mobile software platform that provides residential real estate professionals access to applications that manage residential real estate agent workflow and marketing campaigns delivered on third-party platforms acquired in the Homesnap Acquisition

Homesnap, Inc.	The legal entity Homesnap, Inc., a Delaware corporation
Homesnap Acquisition
CRI's acquisition of Homesnap completed on December 22, 2020, pursuant to an Agreement and Plan of Merger dated November 20, 2020 between CRI, Snapped Halo Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of CRI, and Homesnap, Inc., a Delaware corporation. Snapped Halo Merger Sub Corp. was merged with and into Homesnap, Inc., with Homesnap, Inc. surviving the merger as a wholly owned subsidiary of CRI

Land.com Network	Our network of sites featuring rural lands for sale including: LandsofAmerica, LandAndFarm and LandWatch

Abbreviation or Acronym	Definition
LIBOR	London Interbank Offered Rate
Matching RSUs	Awards of matching restricted stock units awarded under the Company's Management Stock Purchase Plan
MSPP	Management Stock Purchase Plan
ROU	Right-of-use
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SEM	Search Engine Marketing
Senior Notes	2.800% notes issued by CoStar Group, Inc. due July 15, 2030
SOFR	Secured Overnight Financing Rate
STAR Report	A benchmarking tool used by the hospitality industry to compare a hotel's performance against a set of similar hotels in the same geographical area.
STR	Originally known as "Smith Travel Research", STR is a global data and analytics company that specializes in benchmarking hotel performance and providing market insights to the industry
TDR	Troubled debt restructuring
Ten-X	The legal entity Ten-X Holding Company, Inc. and its directly and indirectly owned subsidiaries
U.K.	The United Kingdom of Great Britain and Northern Ireland
U.S.	The United States of America

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$584,366	$515,825
Cost of revenues	119,196	95,479
Gross profit	465,170	420,346

Operating expenses:
Selling and marketing (excluding customer base amortization)	226,234	143,997
Software development	66,590	54,021
General and administrative	89,508	77,961
Customer base amortization	10,617	16,092
	392,949	292,071
Income from operations	72,221	128,275
Interest income (expense), net	43,548	(7,718)
Other income, net	581	864
Income before income taxes	116,350	121,421
Income tax expense	29,219	32,103
Net income	$87,131	$89,318

Net income per share - basic	$0.22	$0.23
Net income per share - diluted	$0.21	$0.23

Weighted-average outstanding shares - basic	404,490	392,895
Weighted-average outstanding shares - diluted	406,157	394,234

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$87,131	$89,318
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	4,094	(6,356)
Total other comprehensive income (loss), net of tax	4,094	(6,356)
Total comprehensive income	$91,225	$82,962

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$5,055,646	$4,967,970
Accounts receivable	196,655	166,140
Less: Allowance for credit losses	(14,897)	(12,195)
Accounts receivable, net	181,758	153,945
Prepaid expenses and other current assets	60,232	63,952
Total current assets	5,297,636	5,185,867

Deferred income taxes, net	9,722	9,722
Property and equipment, net	330,836	321,250
Lease right-of-use assets	76,174	80,392
Goodwill	2,318,133	2,314,759
Intangible assets, net	312,420	329,306
Deferred commission costs, net	152,929	142,482
Deposits and other assets	17,057	16,687
Income tax receivable	2,005	2,005
Total assets	$8,516,912	$8,402,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,664	$28,460
Accrued wages and commissions	89,352	104,988
Accrued expenses	86,669	89,113
Income taxes payable	39,481	10,438
Lease liabilities	36,050	36,049
Deferred revenue	117,805	103,567
Total current liabilities	401,021	372,615

Long-term debt, net	989,533	989,210
Deferred income taxes, net	73,359	76,202
Income taxes payable	15,295	14,001
Lease and other long-term liabilities	72,095	80,321
Total liabilities	1,551,303	1,532,349

Total stockholders' equity	6,965,609	6,870,121
Total liabilities and stockholders' equity	$8,516,912	$8,402,470

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	406,671	$4,066	$5,065,511	$(29,075)	$1,829,619	$6,870,121
Net income	—	—	—	—	87,131	87,131
Other comprehensive income	—	—	—	4,094	—	4,094
Exercise of stock options	24	—	500	—	—	500
Restricted stock grants	1,262	13	(13)	—	—	—
Restricted stock grants surrendered	(480)	(5)	(18,642)	—	—	(18,647)
Employee stock purchase plan	79	1	5,810	—	—	5,811
Management stock purchase plan	67	1	(2,985)	—	—	(2,984)
Stock-based compensation expense	—	—	19,583	—	—	19,583
Balance at March 31, 2023	407,623	$4,076	$5,069,764	$(24,981)	$1,916,750	$6,965,609

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	394,936	$3,946	$4,253,318	$(5,758)	$1,460,166	$5,711,672
Net income	—	—	—	—	$89,318	89,318
Other comprehensive loss	—	—	—	(6,356)	—	(6,356)
Restricted stock grants	1,277	13	(13)	—	—	—
Restricted stock grants surrendered	(403)	(4)	(19,455)	—	—	(19,459)
Employee stock purchase plan	64	1	4,117	—	—	4,118
Stock-based compensation expense	—	—	18,005	—	—	18,005
Balance at March 31, 2022	395,874	$3,956	$4,255,972	$(12,114)	$1,549,484	$5,797,298

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$87,131	$89,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,627	32,190
Amortization of deferred commissions costs	21,889	17,583
Amortization of Senior Notes discount and issuance costs	597	588
Non-cash lease expense	6,769	7,537
Stock-based compensation expense	20,045	17,847
Deferred income taxes, net	(2,907)	(10,211)
Credit loss expense	4,683	3,321
Other operating activities, net	277	(30)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(32,157)	(13,724)
Prepaid expenses and other current assets	(5,735)	(385)
Deferred commissions	(32,281)	(25,829)
Accounts payable and other liabilities	(13,731)	(32,581)
Lease liabilities	(10,006)	(7,822)
Income taxes payable, net	39,609	41,154
Deferred revenue	13,797	12,417
Other assets	(391)	(666)
Net cash provided by operating activities	123,216	130,707

Investing activities:
Purchase of Richmond assets	(15,713)	—
Purchases of property and equipment and other assets	(3,917)	(12,401)
Net cash used in investing activities	(19,630)	(12,401)

Financing activities:
Repurchase of restricted stock to satisfy tax withholding obligations	(21,631)	(19,459)
Proceeds from exercise of stock options and employee stock purchase plan	5,731	3,705
Net cash used in financing activities	(15,900)	(15,754)

Effect of foreign currency exchange rates on cash and cash equivalents	(10)	(581)
Net increase in cash and cash equivalents	87,676	101,971
Cash and cash equivalents at the beginning of period	4,967,970	3,827,126
Cash and cash equivalents at the end of period	$5,055,646	$3,929,097

Supplemental cash flow disclosures:
Interest paid	$14,957	$14,470
Income taxes paid	$1,830	$1,174

Supplemental non-cash investing and financing activities:
Consideration owed for acquisitions	$—	$59
Accrued capital expenditures and non-cash landlord incentives	$6,083	$7,779

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
The Company acquired Business Immo in April 2022. See Note 5 for further discussion of this acquisition.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at March 31, 2023 and December 31, 2022, the results of its operations for the three months ended March 31, 2023 and 2022, its comprehensive income for the three months ended March 31, 2023 and 2022, its changes in stockholders' equity for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Report. Therefore, these financial statements should be read in conjunction with the Company’s 2022 Form 10-K.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Subscription contract rates are generally based on the number of sites, number of users, organization size, the client’s business focus, geography, the number of properties reported on or analyzed, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results. The Company’s subscription-based license agreements typically renew automatically, and a majority have a term of at least one year. Revenues from our subscription-based contracts were approximately 95% and 93% of total revenues for the three months ended March 31, 2023 and 2022, respectively.
The Company also derives revenues from transaction-based services including: (i) an online auction platform for commercial real estate through Ten-X, (ii) providing online tenant applications, including background and credit checks, and rental payment processing and (iii) ancillary products and services that are sold on an ad hoc basis.
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
The Company recognizes revenues upon the satisfaction of its performance obligation(s) (upon transfer of control of promised services to its customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those services. Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement. Revenues from transaction-based services are recognized when the promised product or services are delivered, which, in the case of Ten-X auctions, is at the time of a successful closing for the sale of a property.
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
Certain sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions incurred for obtaining new contracts are deferred and then amortized as selling and marketing expenses on a straight-line basis over a period of benefit that the Company has determined to be three years. The three-year amortization period was determined based on several factors, including the nature of the technology and proprietary data underlying the services being purchased, customer contract renewal rates and industry competition. Sales commissions that do not represent incremental costs of obtaining a contract, or that would otherwise be amortized over a period of one year or less, are not subject to capitalization.
See Note 3 for further discussion of the Company's revenue recognition.
Cost of Revenues
Cost of revenues principally consists of salaries, benefits, bonuses, stock-based compensation expenses and other indirect costs for the Company's researchers who collect and analyze the real estate data that is the basis for the Company's information, analytics and online marketplaces and for employees that support these products. Additionally, cost of revenues includes the cost of data from third-party data sources, product hosting costs and costs related to advertising purchased on behalf of customers, credit card and other transaction fees relating to processing customer transactions, which are expensed as incurred, and the amortization of acquired trade names, technology and certain other intangible assets.
Foreign Currency Translation
The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other income, net in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized a net foreign currency loss of $0.4 million for the three months ended March 31, 2023 and a net foreign currency gain of $0.4 million for the three months ended March 31, 2022. This foreign currency activity is included in other income, net on the condensed consolidated statements of operations.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, were as follows (in thousands):

	March 31, 2023	December 31, 2022
Foreign currency translation loss	$(24,981)	$(29,075)
Total accumulated other comprehensive loss	$(24,981)	$(29,075)
There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs include SEM, other digital marketing, television, radio, print and other media advertising. Advertising costs were $112 million and $55 million for the three months ended March 31, 2023 and 2022, respectively.
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
See Note 11 for further discussion of income taxes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Net Income Per Share
Net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period on a basic and diluted basis.
The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
Numerator:	2023	2022

Net income	$87,131	$89,318
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	404,490	392,895
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	1,667	1,339
Denominator for diluted net income per share — weighted-average outstanding shares	406,157	394,234

Net income per share — basic	$0.22	$0.23
Net income per share — diluted	$0.21	$0.23
The Company’s potentially dilutive securities include outstanding stock options, unvested stock-based awards, which include restricted stock awards that vest over a specific service period, restricted stock awards with a performance and market condition, restricted stock units and Matching RSUs awarded under the Company's MSPP. Shares underlying unvested restricted stock awards that vest based on a performance and a market condition that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Diluted net income per share considers the impact of potentially dilutive securities except when the inclusion of the potentially dilutive securities would have an anti-dilutive effect.
The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in thousands):

	Three Months Ended March 31,
	2023	2022
Performance-based restricted stock awards	681	621
Anti-dilutive securities	1,661	1,065
Stock-Based Compensation
Equity instruments issued in exchange for services performed by officers, employees, and directors of the Company are accounted for using a fair-value based method and the fair value of such equity instruments is recognized as expense in the condensed consolidated statements of operations.
For stock-based awards that vest over a specific service period, compensation expense is measured based on the fair value of the awards at the grant date and is recognized on a straight-line basis over the service period of the awards, net of an estimated forfeiture rate. For equity instruments that vest based on achievement of both a performance and market condition, stock-based compensation expense is recognized over the service period of the awards based on the expected achievement of the related performance conditions at the end of each reporting period. If the Company's initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized, and any previously recognized stock-based compensation expense will be reversed. For awards with both a performance and a market condition, the Company estimates the fair value of each equity instrument granted on the date of grant using a Monte-Carlo

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
simulation model. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to calculate the fair value of the awards, which includes the recent market price and volatility of the Company's shares. When determining the grant date fair value of all stock-based awards, the Company considers whether it is in possession of any material, non-public information that upon its release would have a material effect on its share price, and if so, whether the observable share price or expected volatility assumptions used in determining the fair value of the awards should be adjusted.
Stock-based compensation expense for stock options, restricted stock awards and restricted stock units issued under equity incentive plans, stock purchases under the ESPP, DSUs and Matching RSUs awarded under the MSPP included in the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$3,383	$2,970
Selling and marketing (excluding customer base amortization)	2,214	1,663
Software development	4,026	3,106
General and administrative	10,422	10,108
Total stock-based compensation expense	$20,045	$17,847
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no restricted cash as of March 31, 2023 and December 31, 2022.
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
The majority of Residential revenues is e-commerce-based and does not result in accounts receivable. Residential accounts receivable and the related allowance for credit losses are not material.
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
Long-Lived Assets, Intangible Assets and Goodwill
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company removes the cost and accumulated amortization of intangible assets as they become fully amortized.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument.
See Note 10 for further discussion of the Company's accounting for its outstanding debt, revolving credit facility and related issuance costs.
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
If the Company cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax-related) by the end of the measurement period, which is generally the case given the nature of such matters, the Company will recognize an asset or a liability for such pre-acquisition contingency if: (i) it is probable that an asset existed or a liability had been assumed at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in the Company's estimates of such contingencies will affect earnings and could have a material effect on its results of operations and financial position.
In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items based upon facts and circumstances that existed as of the acquisition date with any adjustments to its preliminary estimates being recorded to goodwill, provided that the Company is within the measurement period. Subsequent to the measurement period, changes to these uncertain tax positions and tax-related valuation allowances will affect the Company's provision for income taxes in its condensed consolidated statements of operations and comprehensive income and could have a material impact on its results of operations and financial position.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates prior guidance on TDRs for creditors that have adopted ASU 2016-13, Measurement of Credit Losses in Financial Statements, and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. In addition, the ASU amends guidance on "vintage disclosures" to require the disclosure of current period gross write-offs by year of origination. The Company adopted this guidance as of January 1, 2023, and there was no material impact on its condensed consolidated financial statements and related disclosures from the adoption of this ASU.
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to debt, contracts, hedging relationships and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied to all contracts that are accounted for under a Topic, Subtopic or Industry Subtopic for all transactions other than

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
derivatives, which may be applied at a hedging relationship level. Originally, the guidance was effective for fiscal years beginning after January 1, 2021, including interim periods within those fiscal years. However, in response to the deferral of the cessation date for certain overnight LIBOR measures, the FASB issued ASU 2022-06 on December 21, 2022, which extends the sunset date of Topic 848 to December 31, 2024. The Company's 2020 Credit Agreement provides for a $750 million revolving credit facility and a letter of credit sublimit of $20 million, with interest rates benchmarked to LIBOR. As of March 31, 2023, no amounts were issued or drawn under this facility. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
3.REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
The Company provides information, analytics and online marketplaces to the commercial real estate industry, hospitality industry, residential industry and related professionals. Revenues by operating segment and type of service consist of the following (in thousands):

	Three Months Ended March 31,
	2023			2022
	North America	International	Total	North America	International	Total
CoStar	$215,813	$9,200	$225,013	$189,104	$9,545	$198,649
Information Services	32,100	9,529	41,629	30,271	6,944	37,215
Multifamily	210,697	—	210,697	175,477	—	175,477
LoopNet	61,179	2,058	63,237	52,688	1,759	54,447
Residential	13,153	—	13,153	18,060	—	18,060
Other Marketplaces	30,637	—	30,637	31,977	—	31,977
Total revenues	$563,579	$20,787	$584,366	$497,577	$18,248	$515,825
Deferred Revenue
Changes in deferred revenue for the period were as follows (in thousands):

Balance at December 31, 2022(1)	$103,782
Revenues recognized in the current period from the amounts in the beginning balance	(60,213)
New deferrals, net of amounts recognized in the current period	74,010
Effects of foreign currency	440
Balance at March 31, 2023(2)	$118,019
__________________________
(1) Deferred revenue was comprised of $103.6 million of current liabilities and $0.2 million of noncurrent liabilities classified within lease and other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2022.
(2) Deferred revenue was comprised of $117.8 million of current liabilities and $0.2 million of noncurrent liabilities classified within lease and other long-term liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2023.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Contract Assets
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Contract assets as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

Balance	Balance Sheet Caption	March 31, 2023	December 31, 2022
Current portion	Prepaid expenses and other current assets	$4,361	$3,953
Non-current portion	Deposits and other assets	8,595	8,464
Total contract assets		$12,956	$12,417
The revenue recognized from contract assets for the three months ended March 31, 2023 was $0.5 million. The revenue recognized from contract assets for the three months ended March 31, 2022 was negligible.
Unsatisfied Performance Obligations
Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $416 million at March 31, 2023, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.
Commissions
Commissions expense is included in selling and marketing expense in the Company's condensed consolidated statements of operations. Commissions expense activity for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Commissions incurred	$45,613	$36,815
Commissions capitalized in the current period	(32,281)	(25,829)
Amortization of deferred commissions costs	21,889	17,583
Total commissions expense	$35,221	$28,569
The Company determined that no deferred commissions were impaired as of March 31, 2023.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4.ALLOWANCE FOR CREDIT LOSSES
The following tables detail the activity related to the allowance for credit losses for trade receivables by portfolio segment (in thousands):

	Three Months Ended March 31, 2023
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2022	$4,510	$1,051	$4,347	$1,396	$891	$12,195
Current-period provision for expected credit losses	1,962	24	1,685	1,012	—	4,683
Write-offs charged against the allowance, net of recoveries and other	(1,276)	(355)	(9)	(341)	—	(1,981)
Ending balance at March 31, 2023	$5,196	$720	$6,023	$2,067	$891	$14,897

	Three Months Ended March 31, 2022
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2021	$5,380	$1,820	$3,393	$1,968	$813	$13,374
Current-period provision for expected credit losses	1,685	11	1,011	609	5	3,321
Write-offs charged against the allowance, net of recoveries and other	(1,569)	(65)	(784)	(511)	—	(2,929)
Ending balance at March 31, 2022	$5,496	$1,766	$3,620	$2,066	$818	$13,766
Credit loss expense is included in general and administrative expenses on the condensed consolidated statements of operations. Credit loss expense related to contract assets was not material for the three months ended March 31, 2023 and 2022. The majority of the Residential portfolio segment revenue is e-commerce-based and does not result in accounts receivable.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.ACQUISITIONS
Business Immo
In April 2022, the Company acquired Business Immo, a leading commercial real estate news service provider in France, for €5.8 million ($6.3 million), net of cash acquired, and the assumption of outstanding debt. As part of the Business Immo Acquisition, the Company recorded goodwill and intangible assets of $7.1 million and $3.9 million, respectively. The net assets of Business Immo were recorded at their estimated fair value. The purchase price allocation is preliminary, subject primarily to the Company's assessment of certain tax matters and contingencies. The Company retired the assumed debt in the second quarter of 2022, which is included in payments of long-term debt on the condensed consolidated statements of cash flow. The impact of the Business Immo Acquisition on the Company's revenue and net income in the condensed consolidated statements of operations for the three months ended March 31, 2023 and related pro forma financial information was not material.
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
As of March 31, 2023 and December 31, 2022, the Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $5.0 billion and $4.8 billion, respectively. The Company had no Level 2 or Level 3 financial assets measured at fair value.
The Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, accrued expenses and Senior Notes. The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of March 31, 2023 and December 31, 2022. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $0.8 billion and $0.8 billion as of March 31, 2023 and December 31, 2022, respectively.
7.LEASES
The Company has operating leases for its office facilities, data centers, and certain vehicles, as well as finance leases for office equipment. The Company's leases have remaining terms of less than one year to six years. The leases contain various renewal and termination options. The period that is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. The period that is subject to an option to terminate the lease is included if it is reasonably certain that the option will not be exercised.
Lease costs related to the Company's operating leases included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
Operating lease costs:	2023	2022

Cost of revenues	$2,044	$2,553
Software development	1,533	1,784
Selling and marketing (excluding customer base amortization)	3,552	3,010
General and administrative	1,085	1,653
Total operating lease costs	$8,214	$9,000
The impact of lease costs related to finance leases and short-term leases was not material for the three months ended March 31, 2023 and 2022.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental balance sheet information related to operating leases was as follows (in thousands):

Balance	Balance Sheet Location	March 31, 2023	December 31, 2022
Operating lease liabilities		$110,187	$118,294
Less: imputed interest		(5,540)	(6,238)
Present value of lease liabilities		104,647	112,056
Less: current portion of lease liabilities	Lease liabilities	36,050	36,049
Long-term lease liabilities	Lease and other long-term liabilities	$68,597	$76,007

Weighted-average remaining lease term in years		3.4	3.6
Weighted-average discount rate		3.1%	3.1%
Balance sheet information related to finance leases was not material as of March 31, 2023 and December 31, 2022.
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$11,451	$9,285
ROU assets obtained in exchange for lease obligations:
Operating leases	$2,654	$2,646
8.GOODWILL
The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2021	$2,145,846	$175,169	$2,321,015
Acquisitions, including measurement period adjustments(1)	3,401	7,095	10,496
Effect of foreign currency translation	—	(16,752)	(16,752)
Goodwill, December 31, 2022	2,149,247	165,512	2,314,759
Acquisitions, including measurement period adjustments	—	—	—
Effect of foreign currency translation	—	3,374	3,374
Goodwill, March 31, 2023	$2,149,247	$168,886	$2,318,133
__________________________
(1) North America goodwill recorded during the year ended December 31, 2022 relates to a measurement period adjustment for income taxes for Homes.com of $3.4 million. International goodwill recorded in connection with the Business Immo Acquisition was $7.1 million.
No impairments of the Company's goodwill were recognized during the three months ended March 31, 2023 and 2022.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9.    INTANGIBLE ASSETS
Intangible assets consist of the following (in thousands, except amortization period data):

	March 31, 2023	December 31, 2022	Weighted- Average Amortization Period (in years)
Acquired technology and data	$40,512	$40,422	5
Accumulated amortization	(22,684)	(20,693)
Acquired technology and data, net	17,828	19,729
Acquired customer base	465,355	464,242	10
Accumulated amortization	(298,216)	(287,051)
Acquired customer base, net	167,139	177,191
Acquired trade names and other intangible assets	247,711	247,361	13
Accumulated amortization	(120,258)	(114,975)
Acquired trade names and other intangible assets, net	127,453	132,386
Intangible assets, net	$312,420	$329,306
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No impairments of the Company's intangible assets were recognized during the three months ended March 31, 2023 and 2022.
10.LONG-TERM DEBT
The table below presents the components of outstanding debt (in thousands):

	March 31, 2023	December 31, 2022
2.800% Senior Notes due July 15, 2030	$1,000,000	$1,000,000
2020 Credit Agreement, due July 1, 2025	—	—
Total face amount of long-term debt	1,000,000	1,000,000
Senior Notes unamortized discount and issuance costs	(10,467)	(10,790)
Long-term debt, net	$989,533	$989,210
Senior Notes
On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act, and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes), and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries, and the indenture governing the Senior Notes contains covenants, events of default and other customary provisions with which the Company was in compliance as of March 31, 2023.

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
The 2020 Credit Agreement includes covenants, including ones that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) merge and consolidate with other companies, (ii) incur indebtedness, (iii) grant liens or security interests on assets, (iv) make investments, acquisitions, loans or advances, (v) pay dividends and (vi) sell or otherwise transfer assets. As of March 31, 2023, the Company is in a Covenant Suspension Period. During any Covenant Suspension Period, the Company will not be subject to certain of these covenants such as restrictions on the ability to incur indebtedness. The 2020 Credit Agreement also requires the Company to maintain a Total Leverage Ratio (as defined in the 2020 Credit Agreement) not exceeding 4.50 to 1.00. The Company was in compliance with the covenants in the 2020 Credit Agreement as of March 31, 2023.
As of March 31, 2023, the Company had no amounts drawn under this facility.
The Company had $2.5 million and $2.7 million of deferred debt issuance costs as of March 31, 2023 and December 31, 2022, respectively, in connection with the 2020 Credit Agreement. These amounts are included in deposits and other assets on the Company's condensed consolidated balance sheets.
The Company recognized interest expense as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest on outstanding borrowings	$7,000	$7,000
Amortization of Senior Notes discount and issuance costs	597	588
Commitment fees and other	958	471
Total interest expense	$8,555	$8,059
11.INCOME TAXES
The income tax provision reflects an effective tax rate of approximately 25% and 26% for the three months ended March 31, 2023 and 2022, respectively. The decrease in the effective tax rate for the three months ended March 31, 2023 was primarily due to an increase in excess tax benefits for the three months ended March 31, 2023.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12.COMMITMENTS AND CONTINGENCIES
The following summarizes the Company's significant contractual obligations, including related payments due by period, as of March 31, 2023 (in thousands):

Year Ending December 31,	Operating lease obligations	Long-term debt principal payments	Long-term interest payments
Remainder of 2023	$28,602	$—	$14,000
2024	38,496	—	28,000
2025	19,980	—	28,000
2026	9,749	—	28,000
2027	7,880	—	28,000
Thereafter	5,480	1,000,000	84,000
Total	$110,187	$1,000,000	$210,000
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
Summarized EBITDA information by operating segment consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
North America	$96,656	$155,962
International	1,192	2,468
Total EBITDA	$97,848	$158,430

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The reconciliation of net income to EBITDA consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$87,131	$89,318
Amortization of acquired intangible assets in cost of revenues	7,064	7,098
Amortization of acquired intangible assets in operating expenses	10,617	16,092
Depreciation and other amortization	7,946	6,965
Interest (income) expense, net	(43,548)	7,718
Other income, net	(581)	(864)
Income tax expense	29,219	32,103
EBITDA	$97,848	$158,430
Summarized information by operating segment consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Property and equipment, net:
North America	$329,796	$320,209
International	1,040	1,041
Total property and equipment, net	$330,836	$321,250

Goodwill:
North America	$2,149,247	$2,149,247
International	168,886	165,512
Total goodwill	$2,318,133	$2,314,759

Assets:
North America	$8,258,197	$8,146,239
International	258,715	256,231
Total assets	$8,516,912	$8,402,470

Liabilities:
North America	$1,499,924	$1,486,237
International	51,379	46,112
Total liabilities	$1,551,303	$1,532,349
14.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the company did not identify any material subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated under the heading “Cautionary Statement Concerning Forward-Looking Statements” at the end of this Item 2 and “Risk Factors” in Item 1A of Part I of our 2022 Form 10-K, as well as those described from time to time in our filings with the SEC.
All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. The following discussion should be read in conjunction with our 2022 Form 10-K, our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other filings with the SEC and the condensed consolidated financial statements and related notes included in this Report.
Overview
CoStar Group, founded in 1987, is a leading provider of online real estate marketplaces, information and analytics in the U.S. and U.K. based on the fact that we own and operate leading online marketplaces for commercial real estate and apartment listings in the U.S., based on the numbers of unique visitors and site visits per month; provide more information, analytics and marketing services than any of our competitors; offer the most comprehensive commercial real estate database available and have the largest commercial real estate research department in the industry. We have created and compiled a standardized platform of information, analytics and online marketplace services where industry professionals and consumers of commercial real estate, including apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all commercial property types, including office, retail, industrial, multifamily, land, mixed-use and hospitality. We also offer online platforms that manage workflow and marketing for residential real estate agents and brokers and provide portals for homebuyers to view residential property listings.
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific and Latin America.
Our services are typically distributed to our clients under subscription-based license agreements that typically renew automatically, a majority of which have a term of at least one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage clients to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual platform usage or number of paid clicks. Depending on the type of service, contract rates are generally based on one or more of the following factors: the number of sites, number of users, organization size, the client’s business focus, the client's geographic location, the number of properties reported on or analyzed, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results. Our subscription clients generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. Our transaction-based services primarily consist of auction fees from our Ten-X online auction platform for commercial real estate, which are generally calculated as a percentage of the final sales price for the commercial real estate property sold and recognized as revenue upon the successful closure of an auction. Other transaction-based services are described by service offering below.
Services
Our portfolio of information, analytics and online marketplaces is branded and marketed to our customers and marketplace end users under the primary brands of CoStar®, LoopNet®, Apartments.com®, STR®, Ten-X®, BizBuySell®, Land.com®, Homesnap®, and Homes.com®. Our services are accessible via the internet and through our mobile applications. Our services are primarily derived from a database of building-specific information and offer customers specialized tools for accessing, analyzing and using our information. Over time, we have enhanced and expanded, and we expect to continue to enhance and expand, our existing information, analytics and online marketplace services. We have developed and we expect to continue to develop additional services leveraging our database to meet the needs of our existing customers as well as potential new categories of customers.

Our principal information, analytics and online marketplace services are described in the following paragraphs by type of services:
CoStar
CoStar is our subscription-based integrated platform for commercial real estate intelligence, which includes information about office, industrial, retail, multifamily, hospitality and student housing properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news and market status and provides lease analytical, risk management and hospitality benchmarking capabilities. CoStar's revenue growth rate for the three months ended March 31, 2023 slowed compared to the revenue growth rate for the three months ended March 31, 2022. We expect CoStar's revenue growth rate for the year ended December 31, 2023 to slow compared to the revenue growth rate for the year ended December 31, 2022 as a result of less benefit from customer upgrades as the global product upgrade campaign is substantially complete, a decline in the renewal rate for small brokerages and lower inflation-based price adjustments.
Information Services
We provide real estate and lease management technology solutions, including lease administration, lease accounting and abstraction services, through our CoStar Real Estate Manager service offerings, as well as portfolio and debt analysis, management and reporting capabilities through our CoStar Risk Analytics service offerings. We also provide benchmarking and analytics for the hospitality industry both on a subscription basis and an ad hoc basis. We earn revenue on ad hoc transactions as reports or data are delivered to customers. We provide information services internationally, through our Business Immo, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. Information Services' revenue growth rate for the three months ended March 31, 2023 accelerated compared to the revenue growth rate for the three months ended March 31, 2022 as a result of inclusion of the revenue from the Business Immo Acquisition and increased sales of STR products. We expect the Information Services revenue growth rate for the year ended December 31, 2023 to be consistent with the revenue growth rate for the year ended December 31, 2022 as a result of lower price adjustments.
Multifamily
Apartments.com is the flagship brand of our apartment marketing network of subscription-based advertising services and provides property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. This network also earns transaction-based revenue primarily from providing online tenant applications, including background and credit checks and rental payment processing. Multifamily's revenue growth rate for the three months ended March 31, 2023 accelerated compared to the revenue growth rate for the three months ended March 31, 2022 as a result of higher sales volumes driven by increases in pricing on renewals and an increase in the number of properties listed on our network. We expect the Multifamily revenue growth rate for the year ended December 31, 2023 to accelerate compared to the revenue growth rate for the year ended December 31, 2022, primarily due to expected increases in sales levels from bringing additional properties on the network and customers upgrading ad packages among higher vacancy rates.
LoopNet
Our LoopNet network of commercial real estate websites offers subscription-based, online marketplace services that enable commercial property owners, landlords and real estate agents working on their behalf to advertise properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants use the LoopNet network of online marketplace services to search for available property listings that meet their criteria. LoopNet's revenue growth rate for the three months ended March 31, 2023 accelerated compared to the revenue growth rate for the three months ended March 31, 2022 due to an increase in the average price for listings. We expect LoopNet's revenue growth rate for the year ended December 31, 2023 to accelerate compared to the revenue growth rate for the year ended December 31, 2022 due to expected increases in sales levels from an increased number of listings on the network.
Residential
The acquisitions of Homes.com and Homesnap enabled us to expand our offerings to the residential for sale market. Homes.com is a homes for sale listings site. Homesnap is an online and mobile software platform that provides residential real estate professionals access to applications that manage residential real estate agent workflow and marketing campaigns delivered on third-party platforms. Homesnap also receives transaction-based revenue for short-term advertising delivered on third-party platforms. Residential's revenues for the three months ended March 31, 2023 decreased compared to the three months ended March 31, 2022 due to the discontinuation of certain products and services that were inconsistent with our long-term business strategy, partially offset by increased sales of Homesnap products and services. We expect Residential's revenues for the year ended December 31, 2023 to decrease compared to the year ended December 31, 2022 due to the discontinuation of certain non-strategic products and services.
Other Marketplaces
Our other marketplaces include Ten-X, an online auction platform for commercial real estate that was acquired on June 24, 2020. Also included is our BizBuySell network and our Land.com network of sites. The BizBuySell network provides online marketplaces for businesses and franchises for sale, and our Land.com Network provides online marketplaces for rural lands for sale. Other Marketplaces' revenue growth rate for the three months ended March 31, 2023 slowed compared to the revenue growth rate for the three months ended March 31, 2022 due to lower Ten-X transaction revenue. We expect other marketplaces revenue growth rate for the year ended December 31, 2023 to slow compared to the revenue growth rate for the year ended December 31, 2022, primarily due to lower expected sales volumes for our Land.com network.
Subscription-based Services
The majority of our revenue is generated from service offerings that are distributed to our clients under subscription-based agreements that typically renew automatically and have a term of at least one year. We recognize subscription revenues on a straight-line basis over the life of the contract.
For the three months ended March 31, 2023 and 2022, our annualized net new bookings of subscription-based services on all contracts were $80 million and $68 million, respectively. Net new bookings is calculated based on the annualized amount of change in our sales bookings resulting from new subscription-based contracts, changes to existing subscription-based contracts and cancellations of subscription-based contracts for the period reported. Net new bookings is calculated on all subscription-based contracts without regard to contract term. Net new bookings is considered an operating metric that is an indicator of future subscription revenue growth and is also used as a metric of sales force productivity by us and investors. However, information regarding net new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. Revenues from our subscription-based contracts were approximately 95% and 93% of total revenues for the three months ended March 31, 2023 and 2022, respectively. The increase in the percentage of our revenue from subscription-based contracts for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to increased sales in our multifamily subscription products.
For the trailing twelve months ended March 31, 2023 and 2022, our contract renewal rates for existing company-wide CoStar Group subscription-based services for contracts with a term of at least one year were approximately 90% and 91%, respectively, and, therefore, our cancellation rates for those services for the same periods were approximately 10% and 9%, respectively. Contract renewal rates are calculated on all subscription-based contracts with a term of at least one year. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, we believe that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing twelve-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our clients, reductions in customer spending or decreases in our customer base. Revenues from our subscription-based contracts with a term of at least one year were approximately 80% and 77% of total revenues for the trailing twelve months ended March 31, 2023 and 2022, respectively. The increase in the percentage of our revenues from our subscription-based contracts with a term of at least one year for three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to increased sales of CoStar and multifamily subscription products.
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
Our key priorities for the remainder of 2023 currently include:
•Continuing to develop and invest in the Homes.com residential marketplace. Our residential strategy involves creating new and improved tools for residential agents and brokers and to help homebuyers find a new home and connect with the agents of their choosing. We plan to increase our residential marketing investment over the course of the year to build traffic on the website.

•Continuing to invest in our LoopNet marketplace and international business. We plan to invest in additional sales capabilities and increase marketing investment to accelerate revenue growth in LoopNet. This includes further expansion of our LoopNet brand across Europe.
•Continuing to invest in CoStar, including:
◦Enhancing benchmarking capabilities. We continue to integrate the STR products into our core platform. We plan to apply STR's benchmarking expertise within CoStar by making STAR reports available in the CoStar environment and provide users with tools to perform ad hoc analysis.
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
Impacts of Current Economic Conditions
In response to the concerns over inflation risk, the U.S. Federal Reserve has raised interest rates in all four quarters of 2022 and the first quarter of 2023 and signaled that the federal reserve will maintain a sufficiently restrictive monetary policy in order to return to a modest inflation rate over time. Further, the COVID-19 pandemic has created significant economic volatility, uncertainty and disruption around the world. While the impacts of the current economic conditions and COVID-19 pandemic continue to evolve, they have not materially affected our condensed consolidated financial statements as of and for the three months ended March 31, 2023 or consolidated financial statements for 2022. It is currently unclear how the commercial real estate industry will ultimately be impacted by the COVID-19 pandemic as businesses formulate and execute plans for employees to return to the office, implement hybrid work arrangements – allowing work from the office or home, or switch to all work from home, or by the current economic conditions. These activities may result in reduced demand for office space and rising interest rates may reduce demand for all types of real estate. If the demand for office space or other real estate decreases significantly, there could be a downturn in the commercial real estate market that may materially adversely affect many of our clients. A depressed commercial real estate market would have a negative impact on our core customer base, which could impact our customers’ ability to subscribe and pay for our services and reduce demand for our services. Reduced demand and increased cancellations could cause our revenues or our revenue growth rates to decline and reduce our profitability.
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
We view EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share as operating performance measures. We believe that the most directly comparable GAAP financial measure to EBITDA, adjusted EBITDA and non-GAAP net income is net income. We believe the most directly comparable GAAP financial measures to non-GAAP net income per diluted share and adjusted EBITDA margin are net income per diluted share and net income divided by revenues, respectively. In calculating EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share, we exclude from net income the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share are not measurements of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share as a substitute for any GAAP financial measure, including net income and net income per diluted share. In addition, we urge investors and potential investors in our securities to carefully review the GAAP financial information included as part of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that are filed with the SEC, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share.
EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and accompanying reconciliations, provide additional information to investors that is useful to understand the factors and trends affecting our business without the impact of certain acquisition-related items. We have spent more than 30 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to these acquisitions, our net income has included significant charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs and loss on debt extinguishment. Adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for amortization of acquired intangible assets, depreciation and other amortization; acquisition- and integration-related costs; restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year without the impact of these items. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest income or expense, net and other income or expense, net, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, restructuring costs, loss on debt extinguishment and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.
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
•The amount of interest income or expense, net and other income or expense, net we generate and incur may be useful for investors to consider and may result in current cash inflows and outflows. However, we do not consider the amount of interest income or expense, net and other income or expense, net to be a representative component of the day-to-day operating performance of our business.
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
•The amount of restructuring costs incurred may be useful for investors to consider because they generally represent costs incurred in connection with a change in a contract or a change in the makeup of our properties or personnel. Because we do not carry out restructuring activities on a predictable cycle, we do not consider the amount of restructuring-related costs to be a representative component of the day-to-day operating performance of our business.
The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring and related costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income. In addition to these exclusions from net income, we subtract an assumed provision for income taxes to calculate non-GAAP net income. In both 2023 and 2022, we assumed a 26% tax rate, which approximates our historical long-term statutory corporate tax rate, excluding the impact of discrete items.
We compensate for the above-described limitations of using non-GAAP measures by using a non-GAAP measure only to supplement our GAAP results and to provide additional information that is useful to investors to understand the factors and trends affecting our business.
See Note 13 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report for the reconciliation of our net income to our EBITDA.

Comparison of Three Months Ended March 31, 2023 and Three Months Ended March 31, 2022
The following table provides a comparison of our selected consolidated results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$225,013	$198,649	$26,364	13%
Information Services	41,629	37,215	4,414	12
Multifamily	210,697	175,477	35,220	20
LoopNet	63,237	54,447	8,790	16
Residential	13,153	18,060	(4,907)	(27)
Other Marketplaces	30,637	31,977	(1,340)	(4)
Total revenues	584,366	515,825	68,541	13
Cost of revenues	119,196	95,479	23,717	25
Gross profit	465,170	420,346	44,824	11
Operating expenses:
Selling and marketing (excluding customer base amortization)	226,234	143,997	82,237	57
Software development	66,590	54,021	12,569	23
General and administrative	89,508	77,961	11,547	15
Customer base amortization	10,617	16,092	(5,475)	(34)
Total operating expenses	392,949	292,071	100,878	35
Income from operations	72,221	128,275	(56,054)	(44)
Interest income (expense), net	43,548	(7,718)	51,266	NM
Other income, net	581	864	(283)	(33)
Income before income taxes	116,350	121,421	(5,071)	(4)
Income tax expense	29,219	32,103	(2,884)	(9)
Net income	$87,131	$89,318	$(2,187)	(2)
__________________________
NM - Not meaningful
Revenues. Revenues increased to $584 million for the three months ended March 31, 2023, from $516 million for the three months ended March 31, 2022. The $69 million, or 13%, increase in our consolidated revenues included:
•an increase in Multifamily revenues of $35 million, or 20%, due to higher sales volume driven by increases in pricing on renewals and an increase in the number of properties listed on our network,
•an increase in CoStar revenues of $26 million, or 13%, due to higher sales volume driven by an increase in subscribers, as well as, the impact of annual price increases and customer upgrades on contract renewals,
•an increase in LoopNet revenues of $9 million, or 16%, due to an increase in the average price for listings,
•an increase in Information Services revenues of $4 million, or 12%, primarily attributable to an increase in STR revenue of $2 million and $2 million of revenue related to the Business Immo Acquisition,
•a decrease in Residential revenues of $5 million, or 27%, due to the discontinuation of certain products and services that were inconsistent with our long-term business strategy and
•a decrease in Other Marketplaces revenues of $1 million, or 4%, driven by lower property volumes auctioned on Ten-X.

Gross Profit. Gross profit increased to $465 million for the three months ended March 31, 2023, from $420 million for the three months ended March 31, 2022, and the gross profit percentage decreased to 80% for the three months ended March 31, 2023, from 81% for the three months ended March 31, 2022. The increase in gross profit was due to higher revenues, partially offset by, an increase in cost of revenues of $24 million, or 25%. The increase in cost of revenues included:
•an increase in personnel costs of $20 million related to increased headcount to support our residential research efforts, and increases in salaries and benefits costs for our existing employees and
•an increase of $4 million in technology costs to host our database and products.
Selling and Marketing Expenses. Selling and marketing expenses increased to $226 million for the three months ended March 31, 2023, from $144 million for the three months ended March 31, 2022, and increased as a percentage of revenues to 39% for the three months ended March 31, 2023, from 28% for the three months ended March 31, 2022. The $82 million increase included:
•an increase in marketing expenses of $55 million primarily for SEM advertising of our residential brands and
•an increase in personnel and events costs of $26 million related to increased headcount in our sales force and increases in commissions expense due to increased sales volumes.
Software Development Expenses. Software development expenses increased to $67 million for the three months ended March 31, 2023, from $54 million for the three months ended March 31, 2022, and increased as a percentage of revenues to 11% for the three months ended March 31, 2023 from 10% for the three months ended March 31, 2022. The $13 million increase included an increase in personnel costs of $12 million related to increased headcount to support our residential research efforts and increases in salaries and benefits costs for our existing employees.
General and Administrative Expenses. General and administrative expenses increased to $90 million for the three months ended March 31, 2023, from $78 million for the three months ended March 31, 2022 and was consistent as a percentage of revenues at 15% for the three months ended March 31, 2023 and 2022. The increase of $12 million included:
•an increase in personnel costs of $5 million related to increases in salaries and benefits costs for our existing employees and increased headcount and
•an increase of $3 million in professional service costs due to diligence efforts associated with potential acquisitions and legal fees to defend our intellectual property rights.
Customer Base Amortization Expense. Customer base amortization expense decreased to $11 million for the three months ended March 31, 2023, from $16 million for the three months ended March 31, 2022, and decreased as a percentage of revenues to 2% for the three months ended March 31, 2023, from 3% for the three months ended March 31, 2022. The decrease was primarily attributable to a decrease in amortization expense related to customer base assets acquired in the acquisitions of LoopNet, Homesnap, ForRent and Ten-X, which have been amortizing on an accelerated basis since the respective acquisitions.
Interest Income (Expense), net. Interest income, net was $44 million for the three months ended March 31, 2023, as compared to interest expense, net of $8 million for the three months ended March 31, 2022. This change was primarily due to an increase in interest earned on our cash equivalents.
Other Income, net. Other income, net remained consistent for the three months ended March 31, 2023 and 2022.
Income Tax Expense. Income tax expense decreased to $29 million for the three months ended March 31, 2023, from $32 million for the three months ended March 31, 2022. The decrease was mostly due to lower income before taxes during the three months ended March 31, 2023, as well as an increase in excess tax benefits for the same period.
Comparison of Business Segment Results for Three Months Ended March 31, 2023 and Three Months Ended March 31, 2022
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for further information regarding our segment operating results.
Segment Revenues. North America revenues increased to $564 million for the three months ended March 31, 2023, from $498 million for the three months ended March 31, 2022. The $66 million increase in our North America revenues included:
•an increase in Multifamily revenues of $35 million due to higher sales volumes driven by increases in pricing on renewals and an increase in the number of properties listed on our network,
•an increase in CoStar revenues of $27 million due to higher sales volume driven by an increase in subscribers, as well as, the impact of annual price increases and customer upgrades on contract renewals,
•an increase in LoopNet revenues of $8 million due to an increase in the average price for listings,
•an increase in Information Services revenues of $2 million primarily attributable to an increase in STR revenue,
•a decrease in Residential revenues of $5 million due to the discontinuation of certain products and services that were inconsistent with our long-term business strategy and
•a decrease in Other Marketplaces revenues of $1 million driven by lower property volumes auctioned on Ten-X.
The $3 million increase in International revenues was primarily attributable to the Business Immo Acquisition.
Segment EBITDA. North America EBITDA decreased to $97 million for the three months ended March 31, 2023, from $156 million for the three months ended March 31, 2022. The decrease in North America EBITDA was primarily due to increases in personnel costs, marketing costs, technology hosting costs, professional service fees and sales events costs, partially offset by, increases in revenues described above. International EBITDA for the three months ended March 31, 2023 decreased to $1 million for the three months ended March 31, 2023, from $2 million for the three months ended March 31, 2022. The decrease was due to an increases in personnel costs, partially offset by, an increase in revenues described above.
Liquidity and Capital Resources
We believe the balance of cash and cash equivalents, which was $5.1 billion as of March 31, 2023, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Other than the construction commitments discussed below, our cash requirements have not changed materially from what is described in the 2022 Form 10-K.
Construction Commitments. We plan to expand our Richmond, Virginia campus, which is expected to result in a material cash requirement in 2023 and beyond. We broke ground on the expansion in November 2022 and expect construction to be substantially completed in 2025. We negotiated various tax incentives with the Commonwealth of Virginia and the City of Richmond including the allowance to use market-based income apportionment for income taxes and partial reimbursements of property tax assessments related to the value of the campus expansion. These incentives are conditional upon achieving job creation and capital expenditure targets from 2022 to 2029. Failure to meet these targets could result in a reduction of the value of the tax incentives and repayment of previous tax reductions. The value of the incentives is dependent on our taxable income.
We expect the total cost of construction, net of the estimated value of the tax incentives from 2023 to 2032, to be in the range of $450 – $550 million. We have engaged a project manager, architects and a general contractor on terms that generally require payments as services are provided or construction is performed. As of March 31, 2023, we have paid $33 million and we have committed to spend an additional $426 million as further work is performed under these contracts. We plan to amend these contracts to include additional commitments as construction progresses. Total cash expenditures for 2023 are expected to be approximately $170 million. We expect to fund the expansion with cash on hand.
Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies, and we expect to continue to make acquisitions.
Cash and cash equivalents increased to approximately $5.1 billion as of March 31, 2023, compared to cash and cash equivalents of approximately $5.0 billion as of December 31, 2022. The increase in cash and cash equivalents for the three months ended March 31, 2023 was primarily due to cash provided by operating activities of $123 million. This increase was partially offset by $20 million of cash used in investing activities, primarily attributable to purchases of property and equipment, including the purchase of assets related to the expansion of our campus in Richmond, Virginia and cash used in financing activities of $16 million primarily related to repurchases of restricted stock to satisfy tax withholding obligations.
Net cash provided by operating activities for the three months ended March 31, 2023 was approximately $123 million compared to approximately $131 million for the three months ended March 31, 2022. The $7 million decrease in cash provided by operating activities was primarily due to:
•a decrease of $13 million due to changes in working capital,
•a decrease of $2 million in net income for three months ended March 31, 2023 compared to the three months ended March 31, 2022 and
•an increase of $8 million in non-cash operating expenses driven primarily by recognizing less deferred tax benefits for research and development costs and higher stock-based compensation expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Net cash used in investing activities for the three months ended March 31, 2023 was approximately $20 million compared to approximately $12 million of cash used in investing activities for the three months ended March 31, 2022. The $7 million increase in cash used in investing activities was primarily due to cash paid related to the expansion of our campus in Richmond, Virginia.
Net cash used in financing activities for the three months ended March 31, 2023 did not change significantly compared to the cash used in financing activities for the three months ended March 31, 2022.
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
•Income taxes;
•Revenue recognition and
•Business combinations.
For an in-depth discussion of each of our significant accounting policies, including the related critical accounting estimates and further information regarding estimates and assumptions involved in their application, see the 2022 Form 10-K and Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report. During the three months ended March 31, 2023, there were no material changes to our critical accounting estimates from those described in the 2022 Form 10-K.
Recent Accounting Pronouncements
See Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report.
Cautionary Statement Concerning Forward-Looking Statements
We have made forward-looking statements in this Report and will make forward-looking statements in our press releases, investor conference calls, Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2023 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions or expectations about our revenues, revenue growth rates, gross margin percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, non-GAAP net income per diluted share, weighted-average outstanding shares, cash flow from operating activities, operating costs, capital and other expenditures, the impact of current economic conditions on our revenues, revenue growth rates and profitability, key priorities for 2023, trends in customer behavior, legal proceedings and claims, legal costs, effective tax rate, the anticipated benefits of completed or proposed acquisitions, the anticipated timing for integration of completed acquisitions, the anticipated benefits of cross-selling efforts, geographic and product expansion, planned service enhancements, expansion and development of our sales forces, planned sales and marketing activities and investments, the impact or results of sales and marketing initiatives, product integrations, elimination and de-emphasizing of services, investments in residential marketplace services and our residential marketplace strategy, net new sales, contract renewal rates, use of proceeds from equity and debt offerings, the use of proceeds from any draws under our $750 million credit facility provided by the 2022 Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in the 2020 Credit Agreement, employee relations, management’s plans, goals and objectives for future operations, sources and adequacy of liquidity and growth and markets for our stock. Sections of this Report that contain forward-looking statements include the condensed consolidated financial statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”
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
•the effects of third-party claims, litigation, regulatory proceedings or government investigations and
•risks related to return on investment.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We provide information, analytics and online marketplace services to real estate and related business communities within the regions where we operate, which primarily include, North America, Europe, Asia-Pacific and Latin America. The functional currency for a majority of our operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound.
Fluctuations in the British pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the three months ended March 31, 2023, approximately 4% of our revenues were denominated in foreign currencies. For the three months ended March 31, 2023, our revenues would have decreased by approximately $2.0 million if the U.S. dollar exchange rate used strengthened by 10%. For the three months ended March 31, 2023, our revenues would have increased by approximately $2.0 million if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of March 31, 2023, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $25.0 million.
We do not believe we have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2023. As of March 31, 2023, we had approximately $5.1 billion of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA-rated Government and Treasury Money Market Funds.
We are subject to interest rate market risk in connection with our revolving credit facility. On July 1, 2020, we entered into the 2020 Credit Agreement, which provides for variable rate borrowings of up to $750 million. On July 1, 2020, we issued $1.0 billion aggregate principal amount of Senior Notes. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all of our borrowings except for our credit facility are fixed rate, and no amounts were outstanding under our credit facility as of March 31, 2023. See Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report for additional information regarding our 2020 Credit Agreement.
We had approximately $2.6 billion of goodwill and intangible assets as of March 31, 2023. As of March 31, 2023, we believe our intangible assets will be recoverable; however, changes in the economy, the industry in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 4.Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 and were operating at a reasonable assurance level.
We continue to implement a financial system that is designed to improve the efficiency and effectiveness of our operational and financial accounting processes. This implementation is expected to continue beyond 2023. Consistent with any process change that we implement, the design of the internal controls has and will continue to be evaluated for effectiveness as part of our overall assessment of the effectiveness of our disclosure controls and procedures. We expect that the implementation of this system will further improve our internal control over financial reporting.
Other than the implementation of a new financial system noted above, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.Legal Proceedings
Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding that, in the opinion of our management based on consultations with legal counsel, is likely to have a material adverse effect on our financial position or results of operations. See Note 12 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report for further discussion.
Item 1A.Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors disclosed in Part I, “Item 1A Risk Factors” in our 2022 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also have a material adverse effect on our business, financial condition and/or results of operations. There have not been any material changes to the risk factors as previously disclosed in Part I, “Item 1A Risk Factors” in our 2022 Form 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2023:
ISSUER PURCHASES OF EQUITY SECURITIES

2023	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through 31	604	$80.42	—	—
February 1 through 28	64,948	77.02	—	—
March 1 through 31	188,569	68.65	—	—
Total	254,121	$70.81	—	—
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
101.INS
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	April 26, 2023	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)