Form 10-Q
period 2023-06-30
COSTAR GROUP, INC.
filed 2023-07-26
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 21, 2023, there were 408,336,600 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.
FORM 10-Q

Glossary of Terms
The following abbreviations or acronyms used in this Quarterly Report on Form 10-Q (this "Report") are defined below:

Abbreviation or Acronym	Definition
2020 Credit Agreement
The second amended and restated credit agreement, which amended and restated in its entirety the then-existing credit agreement originally entered into on April 1, 2014, dated July 1, 2020, as amended by the first amendment to the second amended and restated credit agreement, dated May 8, 2023.

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

Land.com Network	Our network of sites featuring rural lands for sale including: LandsofAmerica, LandAndFarm and LandWatch

Abbreviation or Acronym	Definition
LIBOR	London Interbank Offered Rate
Matching RSUs	Awards of matching restricted stock units awarded under the Company's Management Stock Purchase Plan
MSPP	Management Stock Purchase Plan
ROU	Right-of-use
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SEM	Search Engine Marketing
Senior Notes	2.800% notes issued by CoStar Group, Inc. due July 15, 2030
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
STAR Report	A benchmarking tool used by the hospitality industry to compare a hotel's performance against a set of similar hotels in the same geographical area.
STR	Originally known as "Smith Travel Research", STR is a global data and analytics company that specializes in benchmarking hotel performance and providing market insights to the industry
Ten-X	The legal entity Ten-X Holding Company, Inc. and its directly and indirectly owned subsidiaries
Term SOFR	The forward-looking SOFR term rates administered by CME Group Benchmark Administration Limited
U.K.	The United Kingdom of Great Britain and Northern Ireland
U.S.	The United States of America

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$605,906	$536,308	$1,190,272	$1,052,133
Cost of revenues	112,362	100,971	231,558	196,450
Gross profit	493,544	435,337	958,714	855,683

Operating expenses:
Selling and marketing (excluding customer base amortization)	250,026	181,344	476,260	325,341
Software development	63,369	51,587	129,959	105,608
General and administrative	90,563	77,345	180,071	155,306
Customer base amortization	10,440	14,878	21,057	30,970
	414,398	325,154	807,347	617,225
Income from operations	79,146	110,183	151,367	238,458
Interest income (expense), net	51,911	(3,399)	95,459	(11,117)
Other income, net	609	1,343	1,190	2,207
Income before income taxes	131,666	108,127	248,016	229,548
Income tax expense	31,146	24,654	60,365	56,757
Net income	$100,520	$83,473	$187,651	$172,791

Net income per share - basic	$0.25	$0.21	$0.46	$0.44
Net income per share - diluted	$0.25	$0.21	$0.46	$0.44

Weighted-average outstanding shares - basic	405,429	393,342	404,960	393,119
Weighted-average outstanding shares - diluted	406,751	394,478	406,454	394,356

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$100,520	$83,473	$187,651	$172,791
Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss)	3,377	(17,842)	7,471	(24,198)
Total other comprehensive income (loss), net of tax	3,377	(17,842)	7,471	(24,198)
Total comprehensive income	$103,897	$65,631	$195,122	$148,593

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$5,205,295	$4,967,970
Accounts receivable	196,255	166,140
Less: Allowance for credit losses	(15,042)	(12,195)
Accounts receivable, net	181,213	153,945
Prepaid expenses and other current assets	58,376	63,952
Total current assets	5,444,884	5,185,867

Deferred income taxes, net	9,724	9,722
Property and equipment, net	359,455	321,250
Lease right-of-use assets	79,491	80,392
Goodwill	2,321,205	2,314,759
Intangible assets, net	295,022	329,306
Deferred commission costs, net	162,391	142,482
Deposits and other assets	17,497	16,687
Income tax receivable	2,005	2,005
Total assets	$8,691,674	$8,402,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,546	$28,460
Accrued wages and commissions	100,915	104,988
Accrued expenses	115,654	89,113
Income taxes payable	11,100	10,438
Lease liabilities	40,329	36,049
Deferred revenue	113,231	103,567
Total current liabilities	442,775	372,615

Long-term debt, net	989,858	989,210
Deferred income taxes, net	69,280	76,202
Income taxes payable	16,978	14,001
Lease and other long-term liabilities	71,711	80,321
Total liabilities	1,590,602	1,532,349

Total stockholders' equity	7,101,072	6,870,121
Total liabilities and stockholders' equity	$8,691,674	$8,402,470

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	406,671	$4,066	$5,065,511	$(29,075)	$1,829,619	$6,870,121
Net income	—	—	—	—	87,131	87,131
Other comprehensive income	—	—	—	4,094	—	4,094
Exercise of stock options	24	—	500	—	—	500
Restricted stock grants	1,262	13	(13)	—	—	—
Restricted stock grants surrendered	(480)	(5)	(18,642)	—	—	(18,647)
Employee stock purchase plan	79	1	5,810	—	—	5,811
Management stock purchase plan	67	1	(2,985)	—	—	(2,984)
Stock-based compensation expense	—	—	19,583	—	—	19,583
Balance at March 31, 2023	407,623	$4,076	$5,069,764	$(24,981)	$1,916,750	$6,965,609
Net income	—	—	—	—	100,520	100,520
Other comprehensive income	—	—	—	3,377	—	3,377
Exercise of stock options	396	4	6,946	—	—	6,950
Restricted stock grants	9	1	(1)	—	—	—
Restricted stock grants surrendered	(67)	(1)	(813)	—	—	(814)
Employee stock purchase plan	50	1	3,889	—	—	3,890
Stock-based compensation expense	—	—	21,540	—	—	21,540
Balance at June 30, 2023	408,011	$4,081	$5,101,325	$(21,604)	$2,017,270	$7,101,072

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	394,936	$3,946	$4,253,318	$(5,758)	$1,460,166	$5,711,672
Net income	—	—	—	—	89,318	89,318
Other comprehensive loss	—	—	—	(6,356)	—	(6,356)
Restricted stock grants	1,277	13	(13)	—	—	—
Restricted stock grants surrendered	(403)	(4)	(19,455)	—	—	(19,459)
Employee stock purchase plan	64	1	4,117	—	—	4,118
Stock-based compensation expense	—	—	18,005	—	—	18,005
Balance at March 31, 2022	395,874	3,956	4,255,972	(12,114)	1,549,484	5,797,298
Net income	—	—	—	—	83,473	83,473
Other comprehensive loss	—	—	—	(17,842)	—	(17,842)
Restricted stock grants	65	1	(1)	—	—	—
Restricted stock grants surrendered	(108)	(1)	(295)	—	—	(296)
Stock-based compensation expense	—	—	17,680	—	—	17,680
Employee stock purchase plan	65	1	4,039	—	—	4,040
Balance at June 30, 2022	395,896	$3,957	$4,277,395	$(29,956)	$1,632,957	$5,884,353

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$187,651	$172,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,690	64,127
Amortization of deferred commissions costs	45,267	35,996
Amortization of Senior Notes discount and issuance costs	1,197	1,178
Non-cash lease expense	14,147	15,080
Stock-based compensation expense	41,871	35,959
Deferred income taxes, net	(6,989)	(14,946)
Credit loss expense	13,938	6,890
Other operating activities, net	540	(1,149)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(40,601)	(33,318)
Prepaid expenses and other current assets	(4,220)	3,152
Deferred commissions	(65,028)	(54,155)
Accounts payable and other liabilities	54,422	14,098
Lease liabilities	(16,559)	(15,932)
Income taxes payable, net	12,916	(27,770)
Deferred revenue	8,873	8,520
Other assets	(735)	1,578
Net cash provided by operating activities	298,380	212,099

Investing activities:
Proceeds from sale of property and equipment and other assets	—	5,034
Purchase of Richmond assets	(45,621)	(25,664)
Purchases of property and equipment and other assets	(8,801)	(30,746)
Cash paid for acquisitions, net of cash acquired	—	(6,331)
Net cash used in investing activities	(54,422)	(57,707)

Financing activities:
Repayments of long-term debt assumed in acquisition	—	(2,155)
Repurchase of restricted stock to satisfy tax withholding obligations	(22,445)	(19,755)
Proceeds from exercise of stock options and employee stock purchase plan	16,175	7,340
Net cash used in financing activities	(6,270)	(14,570)

Effect of foreign currency exchange rates on cash and cash equivalents	(363)	(2,832)
Net increase in cash and cash equivalents	237,325	136,990
Cash and cash equivalents at the beginning of period	4,967,970	3,827,126
Cash and cash equivalents at the end of period	$5,205,295	$3,964,116

Supplemental cash flow disclosures:
Interest paid	$15,432	$14,953
Income taxes paid	$63,725	$99,507

Supplemental non-cash investing and financing activities:
Consideration owed for acquisitions	$—	$55
Accrued capital expenditures and non-cash landlord incentives	$8,220	$9,538
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
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at June 30, 2023 and December 31, 2022, the results of its operations for the three and six months ended June 30, 2023 and 2022, its comprehensive income for the three and six months ended June 30, 2023 and 2022, its changes in stockholders' equity for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Subscription contract rates are generally based on the number of sites, number of users, organization size, the client’s business focus, geography, the number of properties reported on or analyzed, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results. The Company’s subscription-based license agreements typically renew automatically, and a majority have a term of at least one year. Revenues from our subscription-based contracts were approximately 95% and 93% of total revenues for the three months ended June 30, 2023 and 2022, respectively, and 95% and 93% of total revenues for the six months ended June 30, 2023 and 2022, respectively.
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
Foreign Currency Translation
The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound. Assets and

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other income, net in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized a net foreign currency loss of $0.4 million for the three months ended June 30, 2023 and a net foreign currency gain of $0.9 million for the three months ended June 30, 2022. The Company recognized a net foreign currency loss of $0.8 million for the six months ended June 30, 2023 and a net foreign currency gain of $1.3 million for the six months ended June 30, 2022.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, were as follows (in thousands):

	June 30, 2023	December 31, 2022
Foreign currency translation loss	$(21,604)	$(29,075)
Total accumulated other comprehensive loss	$(21,604)	$(29,075)
There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs include SEM, other digital marketing, television, radio, print and other media advertising. Advertising costs were $141 million and $92 million for the three months ended June 30, 2023 and 2022, respectively, and $253 million and $146 million for the six months ended June 30, 2023 and 2022, respectively.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2023	2022	2023	2022

Net income	$100,520	$83,473	$187,651	$172,791
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	405,429	393,342	404,960	393,119
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	1,322	1,136	1,494	1,237
Denominator for diluted net income per share — weighted-average outstanding shares	406,751	394,478	406,454	394,356

Net income per share — basic	$0.25	$0.21	$0.46	$0.44
Net income per share — diluted	$0.25	$0.21	$0.46	$0.44
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
The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Performance-based restricted stock awards	681	621	681	621
Anti-dilutive securities	502	1,620	1,082	1,342
Stock-Based Compensation
Equity instruments issued in exchange for services performed by officers, employees, and directors of the Company are accounted for using a fair-value based method and the fair value of such equity instruments is recognized as expense in the condensed consolidated statements of operations.
For stock-based awards that vest over a specific service period, compensation expense is measured based on the fair value of the awards at the grant date and is recognized on a straight-line basis over the service period of the awards, net of an estimated forfeiture rate. For equity instruments that vest based on achievement of both a performance and market condition, stock-based compensation expense is recognized over the service period of the awards based on the expected achievement of the related performance conditions at the end of each reporting period. If the Company's initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized, and any previously recognized stock-based compensation expense will be reversed. For awards with both a performance and a market condition, the Company estimates the fair value of each equity instrument granted on the date of grant using a Monte Carlo simulation model. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to calculate the fair value of the awards, which includes the recent market price and volatility of the Company's shares. When

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
determining the grant date fair value of all stock-based awards, the Company considers whether it is in possession of any material, non-public information that upon its release would have a material effect on its share price, and if so, whether the observable share price or expected volatility assumptions used in determining the fair value of the awards should be adjusted.
Stock-based compensation expense for stock options, restricted stock awards and restricted stock units issued under equity incentive plans, stock purchases under the ESPP, DSUs and Matching RSUs awarded under the MSPP included in the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$3,522	$2,991	$6,905	$5,961
Selling and marketing (excluding customer base amortization)	2,375	1,985	4,589	3,648
Software development	4,335	2,998	8,361	6,104
General and administrative	11,594	10,138	22,016	20,246
Total stock-based compensation expense	$21,826	$18,112	$41,871	$35,959
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no restricted cash as of June 30, 2023 and December 31, 2022.
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
The majority of Residential revenues is e-commerce-based, where payments are collected at the time of sale, and does not result in accounts receivable. Residential accounts receivable and the related allowance for credit losses are not material.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to debt, contracts, hedging relationships and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied to all contracts that are accounted for under a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. Originally, the guidance was effective for fiscal years beginning after January 1, 2021, including interim periods within those fiscal years. However, in response to the deferral of the cessation date for certain overnight LIBOR measures, the FASB issued ASU 2022-06 on December 21, 2022, which extends the sunset date of Topic 848 to December 31, 2024. The Company's 2020 Credit Agreement provides for a $750 million revolving credit facility and a letter of credit sublimit of $20 million, with interest rates previously benchmarked to LIBOR. The Company adopted this accounting pronouncement with the execution of the First Amendment to the 2020 Credit Agreement in May 2023. See Note 10 for further discussion of the Company's accounting for its outstanding debt, revolving credit facility and related issuance costs. This guidance provides an optional practical expedient that allows qualifying modifications to be

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
accounted for as a debt modifications rather than be analyzed under existing guidance to determine if the modification should be accounted for as a debt extinguishment. In adopting this accounting standard, we have elected to apply this optional expedient. Adopting this accounting standard did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.
3.REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
The Company provides information, analytics and online marketplaces to the commercial real estate industry, hospitality industry, residential industry and related professionals. Revenues by operating segment and type of service consist of the following (in thousands):

	Three Months Ended June 30,
	2023			2022
	North America	International	Total	North America	International	Total
CoStar	$219,573	$9,596	$229,169	$197,380	$9,186	$206,566
Information Services	32,213	9,708	41,921	30,511	7,991	38,502
Multifamily	224,291	—	224,291	182,359	—	182,359
LoopNet	63,268	2,295	65,563	54,603	1,694	56,297
Residential	12,708	—	12,708	20,154	—	20,154
Other Marketplaces	32,254	—	32,254	32,430	—	32,430
Total revenues	$584,307	$21,599	$605,906	$517,437	$18,871	$536,308

	Six Months Ended June 30,
	2023			2022
	North America	International	Total	North America	International	Total
CoStar	$435,386	$18,796	$454,182	$386,484	$18,731	$405,215
Information Services	64,313	19,237	83,550	60,782	14,935	75,717
Multifamily	434,988	—	434,988	357,836	—	357,836
LoopNet	124,447	4,353	128,800	107,291	3,453	110,744
Residential	25,861	—	25,861	38,214	—	38,214
Other Marketplaces	62,891	—	62,891	64,407	—	64,407
Total revenues	$1,147,886	$42,386	$1,190,272	$1,015,014	$37,119	$1,052,133
Deferred Revenue
Deferred revenue as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

Balance	Balance Sheet Caption	June 30, 2023	December 31, 2022
Current portion	Deferred revenue	$113,231	$103,567
Non-current portion	Lease and other long-term liabilities	227	215
Total deferred revenue		$113,458	$103,782

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Changes in deferred revenue for the period were as follows (in thousands):

Balance at December 31, 2022	$103,782
Revenues recognized in the current period from the amounts in the beginning balance	(82,503)
New deferrals, net of amounts recognized in the current period	91,376
Effects of foreign currency	803
Balance at June 30, 2023	$113,458
Contract Assets
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Contract assets as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

Balance	Balance Sheet Caption	June 30, 2023	December 31, 2022
Current portion	Prepaid expenses and other current assets	$4,786	$3,953
Non-current portion	Deposits and other assets	8,541	8,464
Total contract assets		$13,327	$12,417
Revenues recognized from contract assets for the three and six months ended June 30, 2023 were $0.4 million and $0.9 million, respectively. Revenues recognized from contract assets for the three and six months ended June 30, 2022 were negligible.
Unsatisfied Performance Obligations
Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $406 million at June 30, 2023, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.
Commissions
Commissions expense is included in selling and marketing expense in the Company's condensed consolidated statements of operations. Commissions expense activity for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commissions incurred	$46,718	$38,423	$92,331	$75,238
Commissions capitalized in the current period	(32,747)	(28,326)	(65,028)	(54,155)
Amortization of deferred commissions costs	23,378	18,413	45,267	35,996
Total commissions expense	$37,349	$28,510	$72,570	$57,079
The Company determined that no deferred commissions were impaired as of June 30, 2023 and 2022.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4.ALLOWANCE FOR CREDIT LOSSES
The following tables detail the activity related to the allowance for credit losses for trade receivables by portfolio segment (in thousands):

	Six Months Ended June 30, 2023
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2022	$4,510	$1,051	$4,347	$1,396	$891	$12,195
Current-period provision (release) for expected credit losses	8,781	504	2,092	2,603	(42)	13,938
Write-offs charged against the allowance, net of recoveries and other	(8,072)	(104)	(910)	(2,005)	—	(11,091)
Ending balance at June 30, 2023	$5,219	$1,451	$5,529	$1,994	$849	$15,042

	Six Months Ended June 30, 2022
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2021	$5,380	$1,820	$3,393	$1,968	$813	$13,374
Current-period provision (release) for expected credit losses	3,422	(1,063)	2,676	1,805	50	6,890
Write-offs charged against the allowance, net of recoveries and other	(4,708)	9	(2,849)	(3,078)	—	(10,626)
Ending balance at June 30, 2022	$4,094	$766	$3,220	$695	$863	$9,638
Credit loss expense is included in general and administrative expenses on the condensed consolidated statements of operations. Credit loss expense related to contract assets was not material for the six months ended June 30, 2023 and 2022. The majority of the Residential portfolio segment revenue is e-commerce-based and does not result in accounts receivable.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.ACQUISITIONS
Business Immo
In April 2022, the Company acquired Business Immo, a leading commercial real estate news service provider in France, for €5.8 million ($6.3 million), net of cash acquired, and the assumption of outstanding debt. As part of the Business Immo Acquisition, the Company recorded goodwill and intangible assets of $7.1 million and $3.9 million, respectively. The net assets of Business Immo were recorded at their estimated fair value. The Company retired the assumed debt in the second quarter of 2022. The impact of the Business Immo Acquisition on the Company's revenue and net income in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and related pro forma financial information was not material.
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
As of June 30, 2023 and December 31, 2022, the Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $5.0 billion and $4.8 billion, respectively. The Company had no Level 2 or Level 3 financial assets measured at fair value.
The Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, accrued expenses and Senior Notes. The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of June 30, 2023 and December 31, 2022. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $0.8 billion as of June 30, 2023 and December 31, 2022.
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
Lease costs related to the Company's operating leases included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating lease costs:	2023	2022	2023	2022

Cost of revenues	$2,401	$1,725	$4,445	$4,278
Software development	1,482	1,345	3,015	3,129
Selling and marketing (excluding customer base amortization)	3,928	1,931	7,480	4,941
General and administrative	945	4,258	2,030	5,911
Total operating lease costs	$8,756	$9,259	16,970	$18,259
The impact of lease costs related to finance leases and short-term leases was not material for the three and six months ended June 30, 2023 and 2022.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental balance sheet information related to operating leases was as follows (in thousands):

Balance	Balance Sheet Location	June 30, 2023	December 31, 2022
Operating lease liabilities		$115,945	$118,294
Less: imputed interest		(7,091)	(6,238)
Present value of lease liabilities		108,854	112,056
Less: current portion of lease liabilities	Lease liabilities	40,329	36,049
Long-term lease liabilities	Lease and other long-term liabilities	$68,525	$76,007

Weighted-average remaining lease term in years		3.8	3.6
Weighted-average discount rate		3.3%	3.1%
Balance sheet information related to finance leases was not material as of June 30, 2023 and December 31, 2022.
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$19,382	$19,111
ROU assets obtained in exchange for lease obligations:
Operating leases	$10,496	$13,917
8.GOODWILL
The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2021	$2,145,846	$175,169	$2,321,015
Acquisitions, including measurement period adjustments(1)	3,401	7,095	10,496
Effect of foreign currency translation	—	(16,752)	(16,752)
Goodwill, December 31, 2022	2,149,247	165,512	2,314,759
Effect of foreign currency translation	—	6,446	6,446
Goodwill, June 30, 2023	$2,149,247	$171,958	$2,321,205
__________________________
(1) North America goodwill recorded during the year ended December 31, 2022 relates to a measurement period adjustment for income taxes for Homes.com of $3.4 million. International goodwill recorded in connection with the Business Immo Acquisition was $7.1 million.
No impairments of the Company's goodwill were recognized during the three and six months ended June 30, 2023 and 2022.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9.    INTANGIBLE ASSETS
Intangible assets consist of the following (in thousands, except amortization period data):

	June 30, 2023	December 31, 2022	Weighted- Average Amortization Period (in years)
Acquired technology and data	$40,202	$40,422	5
Accumulated amortization	(24,270)	(20,693)
Acquired technology and data, net	15,932	19,729
Acquired customer base	466,403	464,242	10
Accumulated amortization	(309,209)	(287,051)
Acquired customer base, net	157,194	177,191
Acquired trade names and other intangible assets	247,907	247,361	13
Accumulated amortization	(126,011)	(114,975)
Acquired trade names and other intangible assets, net	121,896	132,386
Intangible assets, net	$295,022	$329,306
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No impairments of the Company's intangible assets were recognized during the six months ended June 30, 2023 and 2022. During the six months ended June 30, 2023, the Company removed $0.5 million of intangible assets that were fully amortized from the acquired intangible assets and accumulated amortization, which had no net impact on the Company's financial results.

10.LONG-TERM DEBT
The table below presents the components of outstanding debt (in thousands):

	June 30, 2023	December 31, 2022
2.800% Senior Notes due July 15, 2030	$1,000,000	$1,000,000
2020 Credit Agreement, due July 1, 2025	—	—
Total face amount of long-term debt	1,000,000	1,000,000
Senior Notes unamortized discount and issuance costs	(10,142)	(10,790)
Long-term debt, net	$989,858	$989,210
Senior Notes
On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act, and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes), and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to,

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries, and the indenture governing the Senior Notes contains covenants, events of default and other customary provisions with which the Company was in compliance as of June 30, 2023.
Revolving Credit Facility
On July 1, 2020, the Company entered into the 2020 Credit Agreement, which provides for a $750 million revolving credit facility with a term of five years (maturing July 1, 2025) and a letter of credit sublimit of $20 million from a syndicate of financial institutions as lenders and issuing banks. A commitment fee of 0.25% to 0.30% per annum, depending on the Total Leverage Ratio (defined in 2020 Credit Agreement), is payable quarterly in arrears based on the unused revolving commitment. The Company and the syndicate of lenders and issuing banks entered into the First Amendment of the 2020 Credit Agreement in May 2023, which replaced LIBOR as the reference rate with Term SOFR for U.S. dollar denominated borrowings, SONIA rates for Sterling denominated borrowings and EURIBOR for Euro denominated borrowings.
Borrowings under the 2020 Credit Agreement can be on a revolving basis or term basis, not to exceed the remaining term of the facility, and denominated in U.S. dollars, sterling, euros or other allowed currency at the Company's option, subject to a limit of $250 million U.S. dollar equivalent for non-U.S. dollar denominated borrowings. Borrowings bear interest at a floating rate which can be, at the Company’s option, either (a) an alternate base rate plus an applicable rate ranging from 0.50% to 1.25% or (b) a Term SOFR, SONIA rate or EURIBOR (with a floor of 0.0%) for the specified interest period plus an applicable rate ranging from 1.50% to 2.25%, in each case depending on the Company's Total Leverage Ratio (as defined in the 2020 Credit Agreement). Any borrowing with a Term SOFR reference rate includes an additional 0.10% credit spread adjustment.
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
The 2020 Credit Agreement includes covenants, including ones that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) merge and consolidate with other companies, (ii) incur indebtedness, (iii) grant liens or security interests on assets, (iv) make investments, acquisitions, loans or advances, (v) pay dividends and (vi) sell or otherwise transfer assets. As of June 30, 2023, the Company is in a Covenant Suspension Period. During any Covenant Suspension Period, the Company will not be subject to certain of these covenants such as restrictions on the ability to incur indebtedness. The 2020 Credit Agreement also requires the Company to maintain a Total Leverage Ratio (as defined in the 2020 Credit Agreement) not exceeding 4.50 to 1.00. The Company was in compliance with the covenants in the 2020 Credit Agreement as of June 30, 2023.
As of June 30, 2023, the Company had no amounts drawn under this facility.
The Company had $2.2 million and $2.7 million of deferred debt issuance costs as of June 30, 2023 and December 31, 2022, respectively, in connection with the 2020 Credit Agreement. These amounts are included in deposits and other assets on the Company's condensed consolidated balance sheets.
The Company recognized interest expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest on outstanding borrowings	$7,000	$7,000	$14,000	$14,000
Amortization of Senior Notes discount and issuance costs	600	590	1,197	1,178
Commitment fees and other	475	484	1,433	955
Total interest expense	$8,075	$8,074	$16,630	$16,133

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
11.INCOME TAXES
The income tax provision reflects an effective tax rate of approximately 24% and 23% for the three months ended June 30, 2023 and 2022, respectively, and 24% and 25% for the six months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate for the three months ended June 30, 2023 was primarily due to higher income before income taxes for the three months ended June 30, 2023. The decrease in the effective tax rate for the six months ended June 30, 2023 was primarily due to an increase in excess tax benefits for the six months ended June 30, 2023.
12.COMMITMENTS AND CONTINGENCIES
The following summarizes the Company's significant contractual obligations, including related payments due by period, as of June 30, 2023 (in thousands):

Year Ending December 31,	Operating lease obligations	Long-term debt principal payments	Long-term interest payments
Remainder of 2023	$21,907	$—	$14,000
2024	39,989	—	28,000
2025	21,457	—	28,000
2026	11,273	—	28,000
2027	9,403	—	28,000
Thereafter	11,916	1,000,000	84,000
Total	$115,945	$1,000,000	$210,000
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Summarized EBITDA information by operating segment consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America	$104,614	$138,527	$201,270	$294,489
International	595	1,481	1,787	3,949
Total EBITDA	$105,209	$140,008	$203,057	$298,438
The reconciliation of net income to EBITDA consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$100,520	$83,473	$187,651	$172,791
Amortization of acquired intangible assets in cost of revenues	7,536	7,937	14,600	15,035
Amortization of acquired intangible assets in operating expenses	10,440	14,878	21,057	30,970
Depreciation and other amortization	8,087	7,010	16,033	13,975
Interest (income) expense, net	(51,911)	3,399	(95,459)	11,117
Other income, net	(609)	(1,343)	(1,190)	(2,207)
Income tax expense	31,146	24,654	60,365	56,757
EBITDA	$105,209	$140,008	$203,057	$298,438
Summarized information by operating segment consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Property and equipment, net:
North America	$356,058	$320,209
International	3,397	1,041
Total property and equipment, net	$359,455	$321,250

Goodwill:
North America	$2,149,247	$2,149,247
International	171,958	165,512
Total goodwill	$2,321,205	$2,314,759

Assets:
North America	$8,418,083	$8,146,239
International	273,591	256,231
Total assets	$8,691,674	$8,402,470

Liabilities:
North America	$1,529,531	$1,486,237
International	61,071	46,112
Total liabilities	$1,590,602	$1,532,349

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Overview
CoStar Group, founded in 1987, is a leading provider of online real estate marketplaces, information and analytics in the U.S. and U.K., based on the fact that we own and operate leading online marketplaces for commercial real estate and apartment listings in the U.S., based on the numbers of unique visitors and site visits per month; provide more information, analytics and marketing services than any of our competitors; offer the most comprehensive commercial real estate database available and have the largest commercial real estate research department in the industry. We have created and compiled a standardized platform of information, analytics and online marketplace services where industry professionals and consumers of commercial real estate, including apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all commercial property types, including office, retail, industrial, multifamily, land, mixed-use and hospitality. We also offer online platforms that manage workflow and marketing for residential real estate agents and brokers and provide portals for homebuyers to view residential property listings.
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

Our principal information, analytics and online marketplace services are described in the following paragraphs by type of services:
CoStar
CoStar is our subscription-based integrated platform for commercial real estate intelligence, which includes information about office, industrial, retail, multifamily, hospitality and student housing properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news and market status and provides lease analytical and risk management capabilities. CoStar's revenue growth rate for the six months ended June 30, 2023 slowed compared to the revenue growth rate for the six months ended June 30, 2022. We expect CoStar's revenue growth rate for the year ended December 31, 2023 to slow compared to the revenue growth rate for the year ended December 31, 2022 as a result of less benefit from customer upgrades as the global product upgrade campaign is substantially complete, a decline in the sales levels to brokers and lower inflation-based price adjustments.
Information Services
We provide real estate and lease management technology solutions, including lease administration, lease accounting and abstraction services, through our CoStar Real Estate Manager service offerings, as well as portfolio and debt analysis, management and reporting capabilities through our CoStar Risk Analytics service offerings. We also provide benchmarking and analytics for the hospitality industry both on a subscription basis and an ad hoc basis. We earn revenue on ad hoc transactions as reports or data are delivered to customers. We provide information services internationally, through our Business Immo, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. Information Services' revenue growth rate for the six months ended June 30, 2023 accelerated compared to the revenue growth rate for the six months ended June 30, 2022 as a result of inclusion of the revenue from the Business Immo Acquisition and increased sales of STR products. We expect the Information Services revenue growth rate for the year ended December 31, 2023 to slow compared to the revenue growth rate for the year ended December 31, 2022 as a result of lower price adjustments on CoStar Real Estate Manager.
Multifamily
Apartments.com is the flagship brand of our apartment marketing network of subscription-based advertising services and provides property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. This network also earns transaction-based revenue primarily from providing online tenant applications, including background and credit checks and rental payment processing. Multifamily's revenue growth rate for the six months ended June 30, 2023 accelerated compared to the revenue growth rate for the six months ended June 30, 2022 as a result of higher sales volumes driven by increases in pricing on renewals and an increase in the number of properties listed on our network. We expect the Multifamily revenue growth rate for the year ended December 31, 2023 to accelerate compared to the revenue growth rate for the year ended December 31, 2022, primarily due to expected increases in sales levels from bringing additional properties on the network and customers upgrading ad packages as vacancy rates have risen.
LoopNet
Our LoopNet network of commercial real estate websites offers subscription-based, online marketplace services that enable commercial property owners, landlords and real estate agents working on their behalf to advertise properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants use the LoopNet network of online marketplace services to search for available property listings that meet their criteria. LoopNet's revenue growth rate for the six months ended June 30, 2023 accelerated compared to the revenue growth rate for the six months ended June 30, 2022 due to an increase in the average price for listings. We expect LoopNet's revenue growth rate for the year ended December 31, 2023 to accelerate compared to the revenue growth rate for the year ended December 31, 2022 due to increased sales value per listing.
Residential
The acquisitions of Homes.com and Homesnap enabled us to expand our offerings to the residential for sale market. Homes.com is a homes for sale listings site. Homesnap is an online and mobile software platform that provides residential real estate professionals access to applications that manage residential real estate agent workflow and marketing campaigns delivered on third-party platforms. Homesnap also receives transaction-based revenue for short-term advertising delivered on third-party platforms. Residential's revenues for the six months ended June 30, 2023 decreased compared to the six months ended June 30, 2022 due to the discontinuation of certain products and services that were inconsistent with our long-term business strategy, partially offset by increased sales of Homesnap products and services. We expect Residential's revenues for the year ended December 31, 2023 to decrease compared to the year ended December 31, 2022 due to the discontinuation of certain non-strategic products and services.
Other Marketplaces
Our other marketplaces include Ten-X, an online auction platform for commercial real estate, our BizBuySell network of sites and our Land.com network of sites. The BizBuySell network provides online marketplaces for businesses and franchises for sale, and our Land.com Network provides online marketplaces for rural lands for sale. Other Marketplaces' revenues for the six months ended June 30, 2023 decreased compared to the six months ended June 30, 2022 due to lower Ten-X transaction revenue. We expect other marketplaces revenue for the year ended December 31, 2023 to decrease compared to the year ended December 31, 2022, due to lower expected Ten-X transaction revenue, partially offset by growth in other products.
Subscription-based Services
The majority of our revenue is generated from service offerings that are distributed to our clients under subscription-based agreements that typically renew automatically and have a term of at least one year. We recognize subscription revenues on a straight-line basis over the life of the contract.
For the three months ended June 30, 2023 and 2022, our annualized net new bookings of subscription-based services on all contracts were $82 million and $84 million, respectively. Net new bookings is calculated based on the annualized amount of change in our sales bookings resulting from new subscription-based contracts, changes to existing subscription-based contracts and cancellations of subscription-based contracts for the period reported. Net new bookings is calculated on all subscription-based contracts without regard to contract term. Net new bookings is considered an operating metric that is an indicator of future subscription revenue growth and is also used as a metric of sales force productivity by us and investors. However, information regarding net new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. Revenues from our subscription-based contracts were approximately 95% and 93% of total revenues for the three months ended June 30, 2023 and 2022, respectively. The increase was due to increased sales in our multifamily subscription products.
For the trailing twelve months ended June 30, 2023 and 2022, our contract renewal rates for existing company-wide CoStar Group subscription-based services for contracts with a term of at least one year were approximately 90% and 91%, respectively, and, therefore, our cancellation rates for those services for the same periods were approximately 10% and 9%, respectively. Contract renewal rates are calculated on all subscription-based contracts with a term of at least one year. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, we believe that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing twelve-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our clients, reductions in customer spending or decreases in our customer base. Revenues from our subscription-based contracts with a term of at least one year were approximately 81% and 78% of total revenues for the trailing twelve months ended June 30, 2023 and 2022, respectively. The increase was primarily due to increased sales of CoStar and multifamily subscription products.
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

•Continuing to invest in CoStar, including:
◦Enhancing benchmarking capabilities. We continue to integrate the STR products into our core platform. We have launched our STR benchmarking product in CoStar. This product combines the legacy STAR report with enhanced tools to allow users to perform ad hoc analysis and perform additional research with CoStar's data capabilities. We plan to continue transitioning customers from legacy STR products to the CoStar-based product.
◦Enhancing analytics capabilities. We are adding information on commercial property investment funds and linking property data to allow fund investors to perform detailed analysis on their property portfolios directly in the CoStar platform and have launched an enhancement to our Tenant products which allows users to query individual tenant occupiers to see aggregate rented locations, types of buildings occupied, building details, financial information for the tenet and credit risk.
We expect our investment in these priorities, and the full-year impact realized in 2023 from an increase in our sales force which occurred primarily in the second half of 2022, will increase our selling and marketing expense and reduce our income from operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. We intend to continue to assess the need for additional investments in our business to develop and distribute new services and functionality within our current platform or expand the reach of, or otherwise improve, our current service offerings. Any future product development or expansion of services, combination and coordination of services or elimination of services or corporate expansion, development or restructuring efforts could reduce our profitability and increase our capital expenditures. Any new investments, changes to our service offerings or other unforeseen events could cause us to experience reduced revenues or generate losses and negative cash flow from operations in the future. Any development efforts must comply with our credit facility, which contains restrictive covenants that restrict our operations and use of our cash flow and may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.
Impacts of Current Economic Conditions
In response to the concerns over inflation risk, the U.S. Federal Reserve has raised its target for interest rates in all four quarters of 2022 and the first and second quarters of 2023 and the Federal Funds rate was 5.25% at June 30, 2023. In June 2023, the Federal Reserve determined to maintain interest rates for the purpose of assessing additional incoming information and its implications for monetary policy. The Federal Open Market Committee signaled that the federal reserve will maintain a sufficiently restrictive monetary policy in order to return to a modest inflation rate over time and indicated that further rate increases are likely to be necessary this year. Further, the COVID-19 pandemic has created significant economic volatility, uncertainty and disruption around the world. While the impacts of the current economic conditions and COVID-19 pandemic continue to evolve, they have not materially affected our condensed consolidated financial statements as of and for the six months ended June 30, 2023 or consolidated financial statements for 2022. It is currently unclear how the commercial real estate industry will ultimately be impacted by the COVID-19 pandemic as businesses formulate and execute plans for employees to return to the office, implement hybrid work arrangements – allowing work from the office or home, or switch to all work from home, or by the current economic conditions. These activities may result in reduced demand for office space and rising interest rates may reduce demand for all types of real estate. If the demand for office space or other real estate decreases significantly, there could be a downturn in the commercial real estate market that may materially adversely affect many of our clients. A depressed commercial real estate market would have a negative impact on our core customer base, which could impact our customers’ ability to subscribe and pay for our services and reduce demand for our services. Reduced demand and increased cancellations could cause our revenues or our revenue growth rates to decline and reduce our profitability.
Non-GAAP Financial Measures
We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we may disclose include EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the SEC. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs and settlements and impairments incurred outside our ordinary course of business. Adjusted EBITDA margin represents adjusted EBITDA divided by revenues for the period. Non-GAAP net income is determined by adjusting our net income for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, settlement and impairment costs incurred outside our ordinary course of business and loss on debt extinguishment, as well as amortization of acquired intangible assets and other related costs, and then subtracting an assumed provision for income taxes. Non-GAAP net income per diluted share is a non-GAAP financial measure that represents non-

GAAP net income divided by the number of diluted shares outstanding for the period used in the calculation of GAAP net income per diluted share.
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
EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and accompanying reconciliations, provide additional information to investors that is useful to understand the factors and trends affecting our business without the impact of certain acquisition-related items. We have spent more than 30 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to these acquisitions, our net income has included significant charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs and loss on debt extinguishment. Adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for amortization of acquired intangible assets, depreciation and other amortization; acquisition- and integration-related costs; restructuring costs and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year without the impact of these items. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest income or expense, net, other income or expense, net, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, restructuring costs, loss on debt extinguishment and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.
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
•The amount of interest income or expense, net and other income or expense, net, we generate and incur may be useful for investors to consider and may result in current cash inflows and outflows. However, we do not consider the amount of interest income or expense, net, and other income or expense, net, to be a representative component of the day-to-day operating performance of our business.
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

Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table compares our selected consolidated results of operations for the three months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,
	2023	2022	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$229,169	$206,566	$22,603	11%
Information Services	41,921	38,502	3,419	9
Multifamily	224,291	182,359	41,932	23
LoopNet	65,563	56,297	9,266	16
Residential	12,708	20,154	(7,446)	(37)
Other Marketplaces	32,254	32,430	(176)	(1)
Total revenues	605,906	536,308	69,598	13
Cost of revenues	112,362	100,971	11,391	11
Gross profit	493,544	435,337	58,207	13
Operating expenses:
Selling and marketing (excluding customer base amortization)	250,026	181,344	68,682	38
Software development	63,369	51,587	11,782	23
General and administrative	90,563	77,345	13,218	17
Customer base amortization	10,440	14,878	(4,438)	(30)
Total operating expenses	414,398	325,154	89,244	27
Income from operations	79,146	110,183	(31,037)	(28)
Interest income (expense), net	51,911	(3,399)	55,310	NM
Other income, net	609	1,343	(734)	(55)
Income before income taxes	131,666	108,127	23,539	22
Income tax expense	31,146	24,654	6,492	26
Net income	$100,520	$83,473	$17,047	20
__________________________
NM - Not meaningful
Revenues. Revenues increased $70 million, or 13%, to $606 million. The increase in our revenues included:
•an increase in Multifamily revenues of $42 million, or 23%, due to higher sales volume driven by increases in pricing on renewals and an increase in the number of properties listed on our network,
•an increase in CoStar revenues of $23 million, or 11%, due to higher sales volume driven by the impact of annual price increases and customer upgrades on contract renewals, as well as an increase in subscribers,
•an increase in LoopNet revenues of $9 million, or 16%, due to an increase in the average price for listings,
•an increase in Information Services revenues of $3 million, or 9%, primarily attributable to an increase of $2 million in CoStar Real Estate Manager revenues and an increase of $1 million in STR sales and
•a decrease in Residential revenues of $7 million, or 37%, due to the discontinuation of certain products and services that were inconsistent with our long-term business strategy.
Gross Profit. Gross profit increased $58 million, or 13%, to $494 million, and the gross profit margin was consistent at 81%. The increase in gross profit was due to higher revenues partially offset by an increase in cost of revenues. Cost of revenues increased $11 million, or 11%, to $112 million and, as a percentage of revenues, was consistent at 19%. The increase in cost of revenues included:
•an increase in personnel costs of $16 million related to rising headcount to support our residential research efforts, and increases in salaries and benefits costs for our existing employees and
•a decrease of $3 million in expenses related to advertising purchased on behalf of customers.
Selling and Marketing Expenses. Selling and marketing expenses increased $69 million, or 38%, to $250 million and, as a percentage of revenues, increased from 34% to 41%. The increase included:
•an increase in marketing expenses of $45 million primarily for SEM advertising of our residential brands,
•an increase in personnel costs of $19 million related to rising headcount in our sales force and increases in commissions expense due to increased sales volumes and
•an increase in occupancy costs of $2 million related to the expansion of our sales force.
Software Development Expenses. Software development expenses increased $12 million, or 23%, to $63 million and, as a percentage of revenues, was consistent at 10%. The increase was due to higher personnel costs of $11 million related to rising headcount to support our residential efforts and increases in salaries and benefits costs for our existing employees.
General and Administrative Expenses. General and administrative expenses increased $13 million, or 17%, to $91 million and, as a percentage of revenues, increased from 14% to 15%. The increase included:
•an increase in personnel costs of $3 million related to increases in salaries and benefits costs for our existing employees and rising headcount,
•an increase of $3 million in professional service costs due to legal fees to defend our intellectual property rights and
•an increase of $6 million in bad debt expense.
Customer Base Amortization Expense. Customer base amortization expense decreased $4 million, or 30%, to $10 million and, as a percentage of revenues, decreased from 3% to 2%. The decrease was primarily attributable to a reduction in amortization expense related to customer base assets acquired in the acquisitions of LoopNet, Homesnap, ForRent and Ten-X, which have been amortizing on an accelerated basis since the respective acquisitions.
Interest Income (Expense), net. Interest income, net was $52 million for the three months ended June 30, 2023 compared to interest expense, net of $3 million for the three months ended June 30, 2022. This change was primarily due to an increase in interest earned on our cash equivalents.
Other Income, net. Other income, net, was insignificant for the three months ended June 30, 2023 and 2022.
Income Tax Expense. Income tax expense increased $6 million, or 26%, to $31 million and the effective tax rate increased 1% to 24% of income before income taxes. The increase in income tax expense was primarily attributable to additional income before income taxes.
Business Segment Results for Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for further information regarding our segment operating results.
Segment Revenues. North America revenues increased $67 million, or 13%, to $584 million and included:
•an increase in Multifamily revenues of $42 million due to higher sales volumes driven by increases in pricing on renewals and an increase in the number of properties listed on our network,

•an increase in CoStar revenues of $22 million due to higher sales volume driven by the impact of annual price increases and customer upgrades on contract renewals, as well as an increase in subscribers,
•an increase in LoopNet revenues of $9 million due to an increase in the average price for listings,
•an increase in Information Services revenues of $2 million primarily attributable to an increase in sales of CoStar Real Estate Manager and
•a decrease in Residential revenues of $7 million due to the discontinuation of certain products and services that were inconsistent with our long-term business strategy.
The $3 million, or 14%, increase in International revenues was primarily attributable to an increase in STR sales.
Segment EBITDA. North America EBITDA decreased $34 million, or 24%, to $105 million. The decrease in North America EBITDA was primarily due to increases in personnel costs, marketing costs, bad debt expense, professional service fees, occupancy and advertising purchased on behalf of customers partially offset by increases in revenues described above. International EBITDA decreased $1 million, or 60%, to $1 million. The decrease was due to an increase in personnel costs, partially offset by an increase in revenues described above.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table provides a comparison of our selected consolidated results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$454,182	$405,215	$48,967	12%
Information Services	83,550	75,717	7,833	10
Multifamily	434,988	357,836	77,152	22
LoopNet	128,800	110,744	18,056	16
Residential	25,861	38,214	(12,353)	(32)
Other Marketplaces	62,891	64,407	(1,516)	(2)
Total revenues	1,190,272	1,052,133	138,139	13
Cost of revenues	231,558	196,450	35,108	18
Gross profit	958,714	855,683	103,031	12
Operating expenses:
Selling and marketing (excluding customer base amortization)	476,260	325,341	150,919	46
Software development	129,959	105,608	24,351	23
General and administrative	180,071	155,306	24,765	16
Customer base amortization	21,057	30,970	(9,913)	(32)
Total operating expenses	807,347	617,225	190,122	31
Income from operations	151,367	238,458	(87,091)	(37)
Interest income (expense), net	95,459	(11,117)	106,576	NM
Other income, net	1,190	2,207	(1,017)	(46)
Income before income taxes	248,016	229,548	18,468	8
Income tax expense	60,365	56,757	3,608	6
Net income	$187,651	$172,791	$14,860	9
__________________________
NM - Not meaningful

Revenues. Revenues increased $138 million, or 13%, to $1.2 billion. The increase in our revenues included:
•an increase in Multifamily revenues of $77 million, or 22%, due to higher sales volume driven by increases in pricing on renewals and an increase in the number of properties listed on our network,
•an increase in CoStar revenues of $49 million, or 12%, due to higher sales volume driven by the impact of annual price increases and customer upgrades on contract renewals, as well as an increase in subscribers,
•an increase in LoopNet revenues of $18 million, or 16%, due to an increase in the average price for listings,
•an increase in Information Services revenues of $8 million, or 10%, primarily attributable to an increase in revenues for STR of $3 million, CoStar Real Estate Manager of $2 million and $2 million of revenue related to the Business Immo Acquisition,
•a decrease in Residential revenues of $12 million, or 32%, due to the discontinuation of certain products and services that were inconsistent with our long-term business strategy and
•a decrease in Other Marketplaces revenues of $2 million, or 2%, primarily driven by lower property volumes auctioned on Ten-X.
Gross Profit. Gross profit increased $103 million, or 12%, to $959 million, and the gross profit percentage was consistent at 81%. The increase in gross profit was due to higher revenues partially offset by an increase in cost of revenues. Cost of revenues increased $35 million, or 18%, to $232 million and, as a percentage of revenues, was consistent at 19%. The increase in cost of revenues included:
•an increase in personnel costs of $36 million related to rising headcount to support our residential research efforts, and increases in salaries and benefits costs for our existing employees
•an increase of $4 million in technology costs to host our database and products and
•a decrease of $5 million in expenses related to advertising purchased on behalf of customers.
Selling and Marketing Expenses. Selling and marketing expenses increased $151 million, or 46%, to $476 million and, as a percentage of revenues, increased from 31% to 40%. The increase included:
•an increase in marketing expenses of $100 million primarily for SEM advertising of our residential brands,
•an increase in personnel and events costs of $45 million related to rising headcount in our sales force and increases in commissions expense due to increased sales volumes and
•an increase in occupancy costs of $4 million related to the expansion of our sales force.
Software Development Expenses. Software development expenses increased $24 million, or 23% to $130 million and, as a percentage of revenues, increased from 10% to 11%. The increase included higher personnel costs of $23 million related to rising headcount to support our residential efforts and increases in salaries and benefits costs for our existing employees.
General and Administrative Expenses. General and administrative expenses increased $25 million, or 16%, to $180 million and, as a percentage of revenues, was consistent at 15%. The increase included:
•an increase in personnel costs of $8 million related to increases in salaries and benefits costs for our existing employees and rising headcount,
•an increase of $7 million in professional service costs due to diligence efforts associated with potential acquisitions and legal fees to defend our intellectual property rights and
•an increase of $7 million in bad debt expense.
Customer Base Amortization Expense. Customer base amortization expense decreased $10 million, or 32%, to $21 million and, as a percentage of revenues, decreased from 3% to 2%. The decrease was primarily attributable to a reduction in amortization expense related to customer base assets acquired in the acquisitions of LoopNet, Homesnap, ForRent and Ten-X, which have been amortizing on an accelerated basis since the respective acquisitions.

Interest Income (Expense), net. Interest income, net was $95 million for the six months ended June 30, 2023, as compared to Interest expense, net of $11 million for the six months ended June 30, 2022. This change was primarily due to an increase in interest earned on our cash equivalents.
Other Income, net. Other income, net was insignificant for the six months ended June 30, 2023 and 2022.
Income Tax Expense. Income tax expense increased $4 million, or 6%, to $60 million and the effective tax rate decreased 1% to 24% of income before income taxes. The increase in income tax expense was primarily attributable to additional income before income taxes.
Business Segment Results for Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America. Management relies on an internal management reporting process that provides revenues and operating segment EBITDA. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.
Segment Revenues. North America revenues increased $133 million, or 13%, to $1.1 billion and included:
•an increase in Multifamily revenues of $77 million due to higher sales volume driven by increases in pricing on renewals and an increase in the number of properties listed on our network,
•an increase in CoStar revenues of $49 million due to higher sales volume driven by the impact of annual price increases and customer upgrades on contract renewals, as well as an increase in subscribers,
•an increase in LoopNet revenues of $17 million due to an increase in the average price for listings,
•an increase in Information Services revenues of $4 million primarily attributable to an increase in CoStar Real Estate Manager and STR revenues,
•a decrease in Residential revenues of $12 million due to the discontinuation of certain products and services that were inconsistent with our long-term business strategy and
•a decrease in Other Marketplaces revenues of $2 million driven by lower property volumes auctioned on Ten-X partially offset by increases in revenue of Land.com.
The $5 million, or 14%, increase in International revenues was primarily attributable to an increase in STR revenue and the Business Immo Acquisition.
Segment EBITDA. North America EBITDA decreased $93 million, or 32%, to $201 million. The decrease in North America EBITDA was primarily due to increases in personnel costs, marketing costs, technology hosting costs, professional service fees, sales events costs, bad debt expense, occupancy and advertising purchased on behalf of customers partially offset by increases in revenues described above. International EBITDA decreased $2 million, or 55%, to $2 million. The decrease was due to an increase in personnel costs, partially offset by an increase in revenues described above.
Liquidity and Capital Resources
We believe the balance of cash and cash equivalents, which was $5.2 billion as of June 30, 2023, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Other than the construction commitments discussed below, our cash requirements have not changed materially from what is described in the 2022 Form 10-K.
Construction Commitments. We are expanding our Richmond, Virginia campus, which is expected to result in a material cash requirement in 2023 and beyond. We broke ground on the expansion in November 2022 and expect construction to be substantially completed in 2025. We negotiated various tax incentives with the Commonwealth of Virginia and the City of Richmond including the allowance to use market-based income apportionment for income taxes and partial reimbursements of property tax assessments related to the value of the campus expansion. These incentives are conditional upon achieving job creation and capital expenditure targets from 2022 to 2029. Failure to meet these targets could result in a reduction of the value of the tax incentives and repayment of previous tax reductions. The value of the incentives is dependent on our taxable income.
We expect the total cost of construction, net of the estimated value of the tax incentives from 2023 to 2032, to be in the range of $450 – $550 million. We have engaged a project manager, architects and a general contractor on terms that generally require payments as services are provided or construction is performed. As of June 30, 2023, we have paid $60 million and we have committed to spend an additional $412 million as further work is performed under these contracts. We plan to amend these contracts to include additional commitments as construction progresses. Total cash expenditures for 2023 are expected to be approximately $170 million. We expect to fund the expansion with cash on hand.
Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies, and we expect to continue to make acquisitions.
Cash and cash equivalents increased to approximately $5.2 billion as of June 30, 2023, compared to cash and cash equivalents of approximately $5.0 billion as of December 31, 2022. The increase in cash and cash equivalents for the six months ended June 30, 2023 was primarily due to cash provided by operating activities of $298 million. This increase was partially offset by $54 million of cash used in investing activities, primarily attributable to purchases of property and equipment, including the purchase of assets related to the expansion of our campus in Richmond, Virginia and cash used in financing activities of $6 million primarily related to repurchases of restricted stock to satisfy tax withholding obligations.
Net cash provided by operating activities for the six months ended June 30, 2023 was $298 million compared to $212 million for the six months ended June 30, 2022. The $86 million increase in cash provided by operating activities was primarily due to:
•an increase of $53 million due to changes in working capital primarily attributable to an increase in the balance of accounts payable and income taxes payable and
•an increase of $33 million due to higher net income excluding certain non-cash expenses, such as credit loss expense and stock-based compensation expense during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Net cash used in investing activities for the six months ended June 30, 2023 was $54 million compared to $58 million for the six months ended June 30, 2022. The $4 million decrease in cash used in investing activities was primarily due a reduction in the cash used in acquisitions.
Net cash used in financing activities for the six months ended June 30, 2023 was $6 million compared to $15 million for the six months ended June 30, 2022. The decrease in net cash used in financing activities was primarily attributable to additional proceeds from the exercise of stock options.
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
•Income taxes;
•Revenue recognition and
•Business combinations.
For an in-depth discussion of each of our significant accounting policies, including the related critical accounting estimates and further information regarding estimates and assumptions involved in their application, see the 2022 Form 10-K and Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report. During the six months ended June 30, 2023, there were no material changes to our critical accounting estimates from those described in the 2022 Form 10-K.

Recent Accounting Pronouncements
See Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report.
Cautionary Statement Concerning Forward-Looking Statements
We have made forward-looking statements in this Report and will make forward-looking statements in our press releases, investor conference calls, Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2023 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions or expectations about our revenues, revenue growth rates, gross margin percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, non-GAAP net income per diluted share, weighted-average outstanding shares, cash flow from operating activities, operating costs, capital and other expenditures, the impact of current economic conditions on our revenues, revenue growth rates and profitability, key priorities for 2023, trends in customer behavior, legal proceedings and claims, legal costs, effective tax rate, the anticipated benefits of completed or proposed acquisitions, the anticipated timing for integration of completed acquisitions, the anticipated benefits of cross-selling efforts, geographic and product expansion, planned service enhancements, expansion and development of our sales forces, planned sales and marketing activities and investments, the impact or results of sales and marketing initiatives, product integrations, elimination and de-emphasizing of services, investments in residential marketplace services and our residential marketplace strategy, net new sales, contract renewal rates, use of proceeds from equity and debt offerings, the use of proceeds from any draws under our $750 million credit facility provided by the 2020 Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in the 2020 Credit Agreement, employee relations, management’s plans, goals and objectives for future operations, sources and adequacy of liquidity and growth and markets for our stock. Sections of this Report that contain forward-looking statements include the Condensed Consolidated Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”
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
•risks related to return on investment and
•the risk that the methods, including Google Analytics, that we use to measure unique visitors to our portals may overstate the actual number of unique persons who visit our network of mobile applications and websites for a given month or may differ from the methods used by competitors, which may impact the comparability of unique visitors between companies.
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
Fluctuations in the British pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the three and six months ended June 30, 2023, approximately 4% of our revenues were denominated in foreign currencies. For the three and six months ended June 30, 2023, our revenues would have increased by approximately $2.4 million and $4.5 million, respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the three and six months ended June 30, 2023, our revenues would have decreased by approximately $2.4 million and $4.5 million, respectively, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of June 30, 2023, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $21.6 million.
We do not believe we have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2023. As of June 30, 2023, we had approximately $5.2 billion of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA-rated Government and Treasury Money Market Funds.
We are subject to interest rate market risk in connection with our revolving credit facility. On July 1, 2020, we entered into the 2020 Credit Agreement, which provides for variable rate borrowings of up to $750 million. On July 1, 2020, we issued $1.0 billion aggregate principal amount of Senior Notes. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all of our borrowings except for our credit facility are fixed rate, and no amounts were outstanding under our credit facility as of June 30, 2023. See Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report for additional information regarding our 2020 Credit Agreement.
We had approximately $2.6 billion of goodwill and intangible assets as of June 30, 2023. As of June 30, 2023, we believe our intangible assets will be recoverable; however, changes in the economy, the industry in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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
As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 and were operating at a reasonable assurance level.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended June 30, 2023:
ISSUER PURCHASES OF EQUITY SECURITIES

2023	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through 30	285	$68.94	—	—
May 1 through 31	39	76.95	—	—
June 1 through 30	9,510	80.91	—	—
Total	9,834	$80.55	—	—
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
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
10.1
First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 8, 2023, among CoStar Group, Inc., as borrower, CoStar Realty Information, Inc., as co-borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (filed herewith).

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
101.INS
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	July 26, 2023	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)