Form 10-Q
period 2023-09-30
COSTAR GROUP, INC.
filed 2023-10-25
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 20, 2023, there were 408,363,368 shares of the registrant’s common stock outstanding.

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
CRI's acquisition of Homesnap completed on December 22, 2020, pursuant to an Agreement and Plan of Merger dated November 20, 2020 between CRI, Halo Merger Sub, and Homesnap, Inc., a Delaware corporation. Halo Merger Sub was merged with and into Homesnap, Inc., with Homesnap, Inc. surviving the merger as a wholly owned subsidiary of CRI

Land.com Network	Our network of sites featuring rural lands for sale including: LandsofAmerica, LandAndFarm and LandWatch
LIBOR	London Interbank Offered Rate

Abbreviation or Acronym	Definition
Matching RSUs	Awards of matching restricted stock units awarded under the Company's Management Stock Purchase Plan
MSPP	Management Stock Purchase Plan
OnTheMarket	OnTheMarket plc is the operator of the onthemarket.com, a leading U.K. residential property portal
ROU	Right-of-use
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	2.800% notes issued by CoStar Group, Inc. due July 15, 2030
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
STAR Report	A benchmarking tool used by the hospitality industry to compare a hotel's performance against a set of similar hotels in the same geographical area
STR	STR, LLC together with STR Global Ltd is a global data and analytics company that specializes in benchmarking hotel performance and providing market insights to the industry
Ten-X	The legal entity Ten-X Holding Company, Inc. and its directly and indirectly owned subsidiaries
Term SOFR	The forward-looking SOFR term rates administered by CME Group Benchmark Administration Limited
U.K.	The United Kingdom of Great Britain and Northern Ireland
U.S.	The United States of America

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$624,669	$556,921	$1,814,941	$1,609,054
Cost of revenues	123,666	108,364	355,224	304,814
Gross profit	501,003	448,557	1,459,717	1,304,240

Operating expenses:
Selling and marketing (excluding customer base amortization)	266,893	185,395	743,153	510,736
Software development	67,891	56,912	197,850	162,520
General and administrative	94,371	91,270	274,442	246,576
Customer base amortization	10,254	29,651	31,311	60,621
	439,409	363,228	1,246,756	980,453
Income from operations	61,594	85,329	212,961	323,787
Interest income (expense), net	58,422	10,656	153,881	(461)
Other income, net	465	1,389	1,655	3,596
Income before income taxes	120,481	97,374	368,497	326,922
Income tax expense	29,907	25,084	90,272	81,841
Net income	$90,574	$72,290	$278,225	$245,081

Net income per share - basic	$0.22	$0.18	$0.69	$0.62
Net income per share - diluted	$0.22	$0.18	$0.68	$0.62

Weighted-average outstanding shares - basic	405,649	394,712	405,190	393,650
Weighted-average outstanding shares - diluted	407,229	396,209	406,713	394,973

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$90,574	$72,290	$278,225	$245,081
Other comprehensive (loss) income, net of tax
Foreign currency translation (loss) gain	(6,707)	(16,671)	764	(40,869)
Total other comprehensive (loss) income, net of tax	(6,707)	(16,671)	764	(40,869)
Total comprehensive income	$83,867	$55,619	$278,989	$204,212

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$5,229,880	$4,967,970
Accounts receivable	213,742	166,140
Less: Allowance for credit losses	(20,911)	(12,195)
Accounts receivable, net	192,831	153,945
Prepaid expenses and other current assets	76,013	63,952
Total current assets	5,498,724	5,185,867

Deferred income taxes, net	9,722	9,722
Property and equipment, net	403,195	321,250
Lease right-of-use assets	85,758	80,392
Goodwill	2,315,313	2,314,759
Intangible assets, net	275,095	329,306
Deferred commission costs, net	165,846	142,482
Deposits and other assets	15,997	16,687
Income tax receivable	2,005	2,005
Total assets	$8,771,655	$8,402,470
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,866	$28,460
Accrued wages and commissions	91,357	104,988
Accrued expenses	156,009	89,113
Income taxes payable	2,061	10,438
Lease liabilities	40,187	36,049
Deferred revenue	97,583	103,567
Total current liabilities	413,063	372,615

Long-term debt, net	990,185	989,210
Deferred income taxes, net	63,203	76,202
Income taxes payable	17,542	14,001
Lease and other long-term liabilities	77,500	80,321
Total liabilities	1,561,493	1,532,349

Total stockholders' equity	7,210,162	6,870,121
Total liabilities and stockholders' equity	$8,771,655	$8,402,470

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	406,671	$4,066	$5,065,511	$(29,075)	$1,829,619	$6,870,121
Net income	—	—	—	—	87,131	87,131
Other comprehensive income	—	—	—	4,094	—	4,094
Exercise of stock options	24	—	500	—	—	500
Restricted stock grants	1,262	13	(13)	—	—	—
Restricted stock grants surrendered	(480)	(5)	(18,642)	—	—	(18,647)
Employee stock purchase plan	79	1	5,810	—	—	5,811
Management stock purchase plan	67	1	(2,985)	—	—	(2,984)
Stock-based compensation expense	—	—	19,583	—	—	19,583
Balance at March 31, 2023	407,623	$4,076	$5,069,764	$(24,981)	$1,916,750	$6,965,609
Net income	—	—	—	—	100,520	100,520
Other comprehensive income	—	—	—	3,377	—	3,377
Exercise of stock options	396	4	6,946	—	—	6,950
Restricted stock grants	9	1	(1)	—	—	—
Restricted stock grants surrendered	(67)	(1)	(813)	—	—	(814)
Employee stock purchase plan	50	1	3,889	—	—	3,890
Stock-based compensation expense	—	—	21,540	—	—	21,540
Balance at June 30, 2023	408,011	$4,081	$5,101,325	$(21,604)	$2,017,270	$7,101,072
Net income	—	—	—	—	90,574	90,574
Other comprehensive loss	—	—	—	(6,707)	—	(6,707)
Restricted stock grants	49	—	—	—	—	—
Restricted stock grants surrendered	(47)	—	(959)	—	—	(959)
Employee stock purchase plan	58	1	4,726	—	—	4,727
Management stock purchase plan	—	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	21,460	—	—	21,460
Balance at September 30, 2023	408,071	$4,082	$5,126,547	$(28,311)	$2,107,844	$7,210,162

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	394,936	$3,946	$4,253,318	$(5,758)	$1,460,166	$5,711,672
Net income	—	—	—	—	89,318	89,318
Other comprehensive loss	—	—	—	(6,356)	—	(6,356)
Restricted stock grants	1,277	13	(13)	—	—	—
Restricted stock grants surrendered	(403)	(4)	(19,455)	—	—	(19,459)
Employee stock purchase plan	64	1	4,117	—	—	4,118
Stock-based compensation expense	—	—	18,005	—	—	18,005
Balance at March 31, 2022	395,874	$3,956	$4,255,972	$(12,114)	$1,549,484	$5,797,298
Net income	—	—	—	—	83,473	83,473
Other comprehensive loss	—	—	—	(17,842)	—	(17,842)
Restricted stock grants	65	1	(1)	—	—	—
Restricted stock grants surrendered	(108)	(1)	(295)	—	—	(296)
Employee stock purchase plan	65	1	4,039	—	—	4,040
Stock-based compensation expense	—	—	17,680	—	—	17,680
Balance at June 30, 2022	395,896	$3,957	$4,277,395	$(29,956)	$1,632,957	$5,884,353
Net income	—	$—	$—	$—	72,290	72,290
Other comprehensive loss	—	—	—	(16,671)	—	(16,671)
Restricted stock grants	80	1	(1)	—	—	—
Restricted stock grants surrendered	(69)	(1)	(503)	—	—	(504)
Employee stock purchase plan	56	1	3,815	—	—	3,816
Stock-based compensation expense	—	—	17,928	—	—	17,928
Stock issued for equity offerings, net of transaction costs	10,656	107	745,593	—	—	745,700
Balance at September 30, 2022	406,619	$4,065	$5,044,227	$(46,627)	$1,705,247	$6,706,912

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$278,225	$245,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,815	109,983
Amortization of deferred commissions costs	69,811	55,373
Amortization of Senior Notes discount and issuance costs	1,799	1,771
Non-cash lease expense	22,092	23,108
Stock-based compensation expense	63,770	54,097
Deferred income taxes, net	(12,949)	(21,676)
Credit loss expense	25,664	13,468
Other operating activities, net	324	(1,774)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(64,595)	(36,177)
Prepaid expenses and other current assets	(20,745)	(17,235)
Deferred commissions	(93,147)	(83,875)
Accounts payable and other liabilities	21,067	2,131
Lease liabilities	(26,807)	(27,615)
Income taxes payable, net	4,444	(29,051)
Deferred revenue	(6,045)	4,488
Other assets	(738)	1,492
Net cash provided by operating activities	340,985	293,589

Investing activities:
Proceeds from sale of property and equipment and other assets	—	5,034
Purchase of Richmond assets	(61,811)	(31,530)
Purchases of property and equipment and other assets	(14,141)	(43,659)
Cash paid for acquisitions, net of cash acquired	—	(6,331)
Net cash used in investing activities	(75,952)	(76,486)

Financing activities:
Repayments of long-term debt assumed in acquisition	—	(2,155)
Repurchase of restricted stock to satisfy tax withholding obligations	(23,409)	(20,259)
Proceeds from equity offering, net of transaction costs	—	746,170
Proceeds from exercise of stock options and employee stock purchase plan	20,435	10,777
Net cash (used in) provided by financing activities	(2,974)	734,533

Effect of foreign currency exchange rates on cash and cash equivalents	(149)	(4,297)
Net increase in cash and cash equivalents	261,910	947,339
Cash and cash equivalents at the beginning of period	4,967,970	3,827,126
Cash and cash equivalents at the end of period	$5,229,880	$4,774,465

Supplemental cash flow disclosures:
Interest paid	$29,974	$29,473
Income taxes paid	$108,117	$141,869

Supplemental non-cash investing and financing activities:
Consideration owed for acquisitions	$—	$52
Accrued capital expenditures and non-cash landlord incentives	$36,921	$5,808
Accrued transaction costs from equity offering	$—	$470
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
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at September 30, 2023 and December 31, 2022, the results of its operations for the three and nine months ended September 30, 2023 and 2022, its comprehensive income for the three and nine months ended September 30, 2023 and 2022, its changes in stockholders' equity for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Subscription contract rates are generally based on the number of sites, number of users, organization size, the client’s business focus, geography, the number of properties reported on or analyzed, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results. The Company’s subscription-based license agreements typically renew automatically, and a majority have a term of at least one year. Revenues from our subscription-based contracts were approximately 95% and 92% of total revenues for the three months ended September 30, 2023 and 2022, respectively, and 95% and 93% of total revenues for the nine months ended September 30, 2023 and 2022, respectively.
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
Foreign Currency Translation
The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound. Assets and

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other income, net in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized a net foreign currency gain of $0.2 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. The Company recognized a net foreign currency loss of $0.6 million for the nine months ended September 30, 2023 and a net foreign currency gain of $2.2 million for the nine months ended September 30, 2022.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, were as follows (in thousands):

	September 30, 2023	December 31, 2022
Foreign currency translation loss	$(28,311)	$(29,075)
Total accumulated other comprehensive loss	$(28,311)	$(29,075)
There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022.
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
See Note 11 for further discussion of the Company's accounting for income taxes.
Net Income Per Share
Net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period on a basic and diluted basis.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table sets forth the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2023	2022	2023	2022

Net income	$90,574	$72,290	$278,225	$245,081
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	405,649	394,712	405,190	393,650
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	1,580	1,497	1,523	1,323
Denominator for diluted net income per share — weighted-average outstanding shares	407,229	396,209	406,713	394,973

Net income per share — basic	$0.22	$0.18	$0.69	$0.62
Net income per share — diluted	$0.22	$0.18	$0.68	$0.62
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
The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Performance-based restricted stock awards	681	621	681	621
Anti-dilutive securities	355	748	839	1,144
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
Stock-based compensation expense for stock options, restricted stock awards and restricted stock units issued under equity incentive plans, stock purchases under the ESPP, DSUs and Matching RSUs awarded under the MSPP included in the Company’s condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$3,744	$3,041	$10,649	$9,002
Selling and marketing (excluding customer base amortization)	2,394	1,957	6,983	5,605
Software development	4,497	3,158	12,858	9,262
General and administrative	11,264	9,982	33,280	30,228
Total stock-based compensation expense	$21,899	$18,138	$63,770	$54,097
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no restricted cash as of September 30, 2023 and December 31, 2022.
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
Long-Lived Assets, Intangible Assets and Goodwill
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and amortized over the estimated useful life of the asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company removes the cost and accumulated amortization of intangible assets as they become fully amortized.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to debt, contracts, hedging relationships and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied to all contracts that are accounted for under a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. Originally, the guidance was effective for fiscal years beginning after January 1, 2021, including interim periods within those fiscal years. However, in response to the deferral of the cessation date for certain overnight LIBOR measures, the FASB issued ASU 2022-06 on December 21, 2022, which extends the sunset date of Topic 848 to December 31, 2024. The Company's 2020 Credit Agreement provides for a $750 million revolving credit facility and a letter of credit sublimit of $20 million, with interest rates previously benchmarked to LIBOR. The Company adopted this accounting pronouncement with the execution of the First Amendment to the 2020 Credit Agreement in

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
May 2023. This guidance provides an optional practical expedient that allows qualifying modifications to be accounted for as a debt modifications rather than be analyzed under existing guidance to determine if the modification should be accounted for as a debt extinguishment. In adopting this accounting standard, we have elected to apply this optional expedient. Adopting this accounting standard did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.
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
3.REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
The Company provides information, analytics and online marketplaces to the commercial real estate industry, hospitality industry, residential industry and related professionals. Revenues by operating segment and type of service consist of the following (in thousands):

	Three Months Ended September 30,
	2023			2022
	North America	International	Total	North America	International	Total
CoStar	$223,348	$10,012	$233,360	$203,657	$9,033	$212,690
Information Services	35,163	9,473	44,636	32,524	8,489	41,013
Multifamily	235,343	—	235,343	189,536	—	189,536
LoopNet	65,041	2,440	67,481	57,126	1,775	58,901
Residential	10,293	—	10,293	19,351	—	19,351
Other Marketplaces	33,556	—	33,556	35,430	—	35,430
Total revenues	$602,744	$21,925	$624,669	$537,624	$19,297	$556,921

	Nine Months Ended September 30,
	2023			2022
	North America	International	Total	North America	International	Total
CoStar	$658,734	$28,808	$687,542	$590,141	$27,764	$617,905
Information Services	99,476	28,710	128,186	93,306	23,424	116,730
Multifamily	670,331	—	670,331	547,372	—	547,372
LoopNet	189,488	6,793	196,281	164,417	5,228	169,645
Residential	36,154	—	36,154	57,565	—	57,565
Other Marketplaces	96,447	—	96,447	99,837	—	99,837
Total revenues	$1,750,630	$64,311	$1,814,941	$1,552,638	$56,416	$1,609,054

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Deferred Revenue
Deferred revenue as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

Balance	Balance Sheet Caption	September 30, 2023	December 31, 2022
Current portion	Deferred revenue	$97,583	$103,567
Non-current portion	Lease and other long-term liabilities	196	215
Total deferred revenue		$97,779	$103,782

Changes in deferred revenue for the period were as follows (in thousands):

Balance at December 31, 2022	$103,782
Revenues recognized in the current period from the amounts in the beginning balance	(94,280)
New deferrals, net of amounts recognized in the current period	88,235
Effects of foreign currency	42
Balance at September 30, 2023	$97,779
Contract Assets
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Contract assets as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

Balance	Balance Sheet Caption	September 30, 2023	December 31, 2022
Current portion	Prepaid expenses and other current assets	$5,599	$3,953
Non-current portion	Deposits and other assets	7,887	8,464
Total contract assets		$13,486	$12,417
Revenues recognized from contract assets for the three and nine months ended September 30, 2023 were $0.2 million and $1.1 million, respectively. Revenues recognized from contract assets for the three and nine months ended September 30, 2022 were $0.8 million and $1.6 million, respectively.
Unsatisfied Performance Obligations
Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $379 million at September 30, 2023, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.
Commissions
Commissions expense is included in selling and marketing expense in the Company's condensed consolidated statements of operations. Commissions expense activity for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commissions incurred	$42,055	$40,511	$134,386	$115,749
Commissions capitalized in the current period	(28,119)	(29,720)	(93,147)	(83,875)
Amortization of deferred commissions costs	24,544	19,377	69,811	55,373
Total commissions expense	$38,480	$30,168	$111,050	$87,247
The Company determined that no deferred commissions were impaired as of September 30, 2023 and 2022.
4.ALLOWANCE FOR CREDIT LOSSES
The following tables detail the activity related to the allowance for credit losses for trade receivables by portfolio segment (in thousands):

	Nine Months Ended September 30, 2023
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2022	$4,510	$1,051	$4,347	$1,396	$891	$12,195
Current-period provision for expected credit losses	15,323	810	4,162	4,799	570	25,664
Write-offs charged against the allowance, net of recoveries and other	(12,201)	(61)	(763)	(3,839)	(84)	(16,948)
Ending balance at September 30, 2023	$7,632	$1,800	$7,746	$2,356	$1,377	$20,911

	Nine Months Ended September 30, 2022
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2021	$5,380	$1,820	$3,393	$1,968	$813	$13,374
Current-period provision (release) for expected credit losses	7,089	(703)	4,032	3,000	50	13,468
Write-offs charged against the allowance, net of recoveries and other	(8,917)	(198)	(4,362)	(4,031)	—	(17,508)
Ending balance at September 30, 2022	$3,552	$919	$3,063	$937	$863	$9,334
Credit loss expense is included in general and administrative expenses on the condensed consolidated statements of operations. Credit loss expense related to contract assets was not material for the nine months ended September 30, 2023 and 2022. The majority of the Residential portfolio segment revenue is e-commerce-based and does not result in accounts receivable.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.ACQUISITIONS
Business Immo
In April 2022, the Company acquired Business Immo, a leading commercial real estate news service provider in France, for €5.8 million ($6.3 million), net of cash acquired, and the assumption of outstanding debt. As part of the Business Immo Acquisition, the Company recorded goodwill and intangible assets of $7.1 million and $3.9 million, respectively. The net assets of Business Immo were recorded at their estimated fair value. The Company retired the assumed debt in the second quarter of 2022. The impact of the Business Immo Acquisition on the Company's revenue and net income in the condensed consolidated statements of operations for the nine months ended September 30, 2023 and related pro forma financial information was not material.
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
As of September 30, 2023 and December 31, 2022, the Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $5.2 billion and $4.8 billion, respectively. The Company had no Level 2 or Level 3 financial assets measured at fair value.
The Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, accrued expenses and Senior Notes. The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of September 30, 2023 and December 31, 2022. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $0.8 billion as of September 30, 2023 and December 31, 2022.
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
Lease costs related to the Company's operating leases included in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating lease costs:	2023	2022	2023	2022

Cost of revenues	$2,703	$2,439	$7,148	$7,848
Selling and marketing (excluding customer base amortization)	3,906	3,175	11,386	9,219
Software development	1,622	1,998	4,637	5,895
General and administrative	1,018	1,469	3,048	4,378
Total operating lease costs	$9,249	$9,081	26,219	$27,340
The impact of lease costs related to finance leases and short-term leases was not material for the three and nine months ended September 30, 2023 and 2022.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental balance sheet information related to operating leases was as follows (in thousands):

Balance	Balance Sheet Location	September 30, 2023	December 31, 2022
Operating lease liabilities		$121,672	$118,294
Less: imputed interest		(8,754)	(6,238)
Present value of lease liabilities		112,918	112,056
Less: current portion of lease liabilities	Lease liabilities	39,750	36,049
Long-term lease liabilities	Lease and other long-term liabilities	$73,168	$76,007

Weighted-average remaining lease term in years		4.0	3.6
Weighted-average discount rate		3.5%	3.1%
Balance sheet information related to finance leases was not material as of September 30, 2023 and December 31, 2022.
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$30,934	$31,847
ROU assets obtained in exchange for lease obligations:
Operating leases	$27,957	$19,184
8.GOODWILL
The changes in the carrying amount of goodwill by operating segment consist of the following (in thousands):

	North America	International	Total
Goodwill, December 31, 2021	$2,145,846	$175,169	$2,321,015
Acquisitions, including measurement period adjustments(1)	3,401	7,095	10,496
Effect of foreign currency translation	—	(16,752)	(16,752)
Goodwill, December 31, 2022	2,149,247	165,512	2,314,759
Effect of foreign currency translation	—	554	554
Goodwill, September 30, 2023	$2,149,247	$166,066	$2,315,313
__________________________
(1) North America goodwill recorded during the year ended December 31, 2022 relates to a measurement period adjustment for income taxes for Homes.com of $3.4 million. International goodwill recorded in connection with the Business Immo Acquisition was $7.1 million.
No impairments of the Company's goodwill were recognized during the three and nine months ended September 30, 2023 and 2022.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9.    INTANGIBLE ASSETS
Intangible assets consist of the following (in thousands, except amortization period data):

	September 30, 2023	December 31, 2022	Weighted- Average Amortization Period (in years)
Acquired technology and data	$40,048	$40,422	5
Accumulated amortization	(26,066)	(20,693)
Acquired technology and data, net	13,982	19,729
Acquired customer base	464,462	464,242	10
Accumulated amortization	(318,405)	(287,051)
Acquired customer base, net	146,057	177,191
Acquired trade names and other intangible assets	247,285	247,361	13
Accumulated amortization	(132,229)	(114,975)
Acquired trade names and other intangible assets, net	115,056	132,386
Intangible assets, net	$275,095	$329,306
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No impairments of the Company's intangible assets were recognized during the nine months ended September 30, 2023 and 2022. During the nine months ended September 30, 2023, the Company removed $0.5 million of intangible assets that were fully amortized from the acquired intangible assets and accumulated amortization, which had no net impact on the Company's financial results.
During the third quarter of 2022, the Company decided to eliminate usage fees related to agent access to a Homesnap product charged to a specific customer class. This resulted in an acceleration of $16.3 million of amortization expense in the third quarter of 2022 for acquired customer base for this customer class.
10.LONG-TERM DEBT
The table below presents the components of outstanding debt (in thousands):

	September 30, 2023	December 31, 2022
2.800% Senior Notes due July 15, 2030	$1,000,000	$1,000,000
2020 Credit Agreement, due July 1, 2025	—	—
Total face amount of long-term debt	1,000,000	1,000,000
Senior Notes unamortized discount and issuance costs	(9,815)	(10,790)
Long-term debt, net	$990,185	$989,210
Senior Notes
On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act, and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes), and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries, and the indenture governing the Senior Notes contains covenants, events of default and other customary provisions with which the Company was in compliance as of September 30, 2023.
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
The 2020 Credit Agreement includes covenants, including ones that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) merge and consolidate with other companies, (ii) incur indebtedness, (iii) grant liens or security interests on assets, (iv) make investments, acquisitions, loans or advances, (v) pay dividends and (vi) sell or otherwise transfer assets. As of September 30, 2023, the Company is in a Covenant Suspension Period. During any Covenant Suspension Period, the Company will not be subject to certain of these covenants such as restrictions on the ability to incur indebtedness. The 2020 Credit Agreement also requires the Company to maintain a Total Leverage Ratio (as defined in the 2020 Credit Agreement) not exceeding 4.50 to 1.00. The Company was in compliance with the covenants in the 2020 Credit Agreement as of September 30, 2023.
As of September 30, 2023, the Company had no amounts drawn under this facility.
The Company had $1.9 million and $2.7 million of deferred debt issuance costs as of September 30, 2023 and December 31, 2022, respectively, in connection with the 2020 Credit Agreement. These amounts are included in deposits and other assets on the Company's condensed consolidated balance sheets.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company recognized interest expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest on outstanding borrowings	$7,000	$7,000	$21,000	$21,000
Amortization of Senior Notes discount and issuance costs	602	593	1,799	1,771
Interest capitalized for construction in process	(919)	—	(919)	—
Commitment fees and other	542	529	1,975	1,484
Total interest expense	$7,225	$8,122	$23,855	$24,255
11.INCOME TAXES
The income tax provision reflects an effective tax rate of approximately 25% and 26% for the three months ended September 30, 2023 and 2022, respectively, and 24% and 25% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the effective tax rate for the three months ended September 30, 2023 was primarily due to an increase in excess tax benefits and research credits for the three months ended September 30, 2023. The decrease in the effective tax rate for the nine months ended September 30, 2023 was primarily due to an increase in excess tax benefits for the nine months ended September 30, 2023.
12.COMMITMENTS AND CONTINGENCIES
The following summarizes the Company's significant contractual obligations, including related payments due by period, as of September 30, 2023 (in thousands):

Year Ending December 31,	Operating lease obligations	Long-term debt principal payments	Long-term interest payments
Remainder of 2023	$11,181	$—	$—
2024	41,143	—	28,000
2025	24,810	—	28,000
2026	14,611	—	28,000
2027	12,865	—	28,000
Thereafter	17,062	1,000,000	84,000
Total	$121,672	$1,000,000	$196,000
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Summarized EBITDA information by operating segment consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America	$88,910	$127,965	$290,180	$422,454
International	(191)	1,184	1,596	5,133
Total EBITDA	$88,719	$129,149	$291,776	$427,587
The reconciliation of net income to EBITDA consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$90,574	$72,290	$278,225	$245,081
Amortization of acquired intangible assets in cost of revenues	8,453	6,945	23,053	21,980
Amortization of acquired intangible assets in operating expenses	10,254	29,651	31,311	60,621
Depreciation and other amortization	8,418	7,224	24,451	21,199
Interest (income) expense, net	(58,422)	(10,656)	(153,881)	461
Other income, net	(465)	(1,389)	(1,655)	(3,596)
Income tax expense	29,907	25,084	90,272	81,841
EBITDA	$88,719	$129,149	$291,776	$427,587

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Summarized information by operating segment consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Property and equipment, net:
North America	$399,339	$320,209
International	3,856	1,041
Total property and equipment, net	$403,195	$321,250

Goodwill:
North America	$2,149,247	$2,149,247
International	166,066	165,512
Total goodwill	$2,315,313	$2,314,759

Assets:
North America	$8,513,872	$8,146,239
International	257,783	256,231
Total assets	$8,771,655	$8,402,470

Liabilities:
North America	$1,506,118	$1,486,237
International	55,375	46,112
Total liabilities	$1,561,493	$1,532,349
14.    STOCKHOLDERS' EQUITY
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
15.    SUBSEQUENT EVENTS
On October 19, 2023, pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers, the Company announced the terms of a recommended offer to acquire all of the issued and to be issued ordinary share capital of OnTheMarket for cash consideration of 110 pence per share or approximately £99 million in total (approximately $120 million at the exchange rate on the date of the announcement). The acquisition will be implemented by means of a court-sanctioned scheme of arrangement under the U.K. Companies Act 2006, and remains subject to customary closing conditions, including approval of OnTheMarket shareholders. OnTheMarket is the operator of onthemarket.com, a leading U.K. residential property portal. The Company expects the transaction to close in the fourth quarter of 2023 and to fund the acquisition with cash on hand.

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

Our principal information, analytics and online marketplace services are described in the following paragraphs by type of services:
CoStar
CoStar is our subscription-based integrated platform for commercial real estate intelligence, which includes information about office, industrial, retail, multifamily, hospitality and student housing properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news and market status and provides lease analytical and risk management capabilities. CoStar's revenue growth rate for the nine months ended September 30, 2023 slowed compared to the revenue growth rate for the nine months ended September 30, 2022. We expect CoStar's revenue growth rate for the year ended December 31, 2023 to slow compared to the revenue growth rate for the year ended December 31, 2022 as a result of less benefit from customer upgrades as the global product upgrade campaign is substantially complete, a decline in the sales levels to brokers and lower inflation-based price adjustments.
Information Services
We provide real estate and lease management technology solutions, including lease administration, lease accounting and abstraction services, through our CoStar Real Estate Manager service offerings, as well as portfolio and debt analysis, management and reporting capabilities through our CoStar Risk Analytics service offerings. We also provide benchmarking and analytics for the hospitality industry both on a subscription basis and an ad hoc basis. We earn revenue on ad hoc transactions as reports or data are delivered to customers. We provide information services internationally, through our Business Immo, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. Information Services' revenue growth rate for the nine months ended September 30, 2023 was consistent with the revenue growth rate for the nine months ended September 30, 2022 as a result of inclusion of the revenue from the Business Immo Acquisition and increased sales of STR products. We expect the Information Services revenue growth rate for the year ended December 31, 2023 to slow compared to the revenue growth rate for the year ended December 31, 2022 as a result of lower price adjustments on CoStar Real Estate Manager.
Multifamily
Apartments.com is the flagship brand of our apartment marketing network of subscription-based advertising services and provides property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. This network also earns transaction-based revenue primarily from providing online tenant applications, including background and credit checks and rental payment processing. Multifamily's revenue growth rate for the nine months ended September 30, 2023 accelerated compared to the revenue growth rate for the nine months ended September 30, 2022 as a result of higher sales volumes driven by increases in pricing on renewals and an increase in the number of properties listed on our network. We expect the Multifamily revenue growth rate for the year ended December 31, 2023 to accelerate compared to the revenue growth rate for the year ended December 31, 2022, primarily due to expected increases in sales levels from bringing additional properties on the network and customers upgrading ad packages as vacancy rates have risen.
LoopNet
Our LoopNet network of commercial real estate websites offers subscription-based, online marketplace services that enable commercial property owners, landlords and real estate agents working on their behalf to advertise properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants use the LoopNet network of online marketplace services to search for available property listings that meet their criteria. LoopNet's revenue growth rate for the nine months ended September 30, 2023 accelerated compared to the revenue growth rate for the nine months ended September 30, 2022 due to an increase in the average price per listing. We expect LoopNet's revenue growth rate for the year ended December 31, 2023 to accelerate compared to the revenue growth rate for the year ended December 31, 2022 due to an increase in the average price per listing.
Residential
The acquisitions of Homes.com and Homesnap enabled us to expand our offerings to the residential for sale market. Homes.com is a homes for sale listings site. Homesnap is an online and mobile software platform that provides residential real estate professionals access to applications that manage residential real estate agent workflow and marketing campaigns delivered on third-party platforms. Homesnap also receives transaction-based revenue for short-term advertising delivered on third-party platforms. Residential's revenues for the nine months ended September 30, 2023 decreased compared to the nine months ended September 30, 2022 due to the discontinuation of certain products and services that were inconsistent with our long-term business strategy, partially offset by increased sales of Homesnap products and services. We expect Residential's revenues for the year ended December 31, 2023 to decrease compared to the year ended December 31, 2022 due to the discontinuation of certain non-strategic products and services.
Other Marketplaces
Our other marketplaces include Ten-X, an online auction platform for commercial real estate, our BizBuySell network of sites and our Land.com network of sites. The BizBuySell network provides online marketplaces for businesses and franchises for sale, and our Land.com Network provides online marketplaces for rural lands for sale. Other Marketplaces' revenues for the nine months ended September 30, 2023 decreased compared to the nine months ended September 30, 2022 due to lower Ten-X transaction revenue, partially offset by growth in other products. We expect other marketplaces revenue for the year ended December 31, 2023 to decrease compared to the year ended December 31, 2022, due to lower expected Ten-X transaction revenue, partially offset by growth in other products.
Subscription-based Services
The majority of our revenue is generated from service offerings that are distributed to our clients under subscription-based agreements that typically renew automatically and have a term of at least one year. We recognize subscription revenues on a straight-line basis over the life of the contract.
For the three months ended September 30, 2023 and 2022, our annualized net new bookings of subscription-based services on all contracts were $65 million and $76 million, respectively. Net new bookings is calculated based on the annualized amount of change in our sales bookings resulting from new subscription-based contracts, changes to existing subscription-based contracts and cancellations of subscription-based contracts for the period reported. Net new bookings is calculated on all subscription-based contracts without regard to contract term. Net new bookings is considered an operating metric that is an indicator of future subscription revenue growth and is also used as a metric of sales force productivity by us and investors. However, information regarding net new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. Revenues from our subscription-based contracts were approximately 95% and 92% of total revenues for the three months ended September 30, 2023 and 2022, respectively. The increase was due to increased sales in our multifamily subscription products.
For the trailing twelve months ended September 30, 2023 and 2022, our contract renewal rates for existing company-wide CoStar Group subscription-based services for contracts with a term of at least one year were approximately 90% and 91%, respectively, and, therefore, our cancellation rates for those services for the same periods were approximately 10% and 9%, respectively. Contract renewal rates are calculated on all subscription-based contracts with a term of at least one year. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, we believe that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing twelve-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our clients, reductions in customer spending or decreases in our customer base. Revenues from our subscription-based contracts with a term of at least one year were approximately 81% and 79% of total revenues for the trailing twelve months ended September 30, 2023 and 2022, respectively. The increase was primarily due to increased sales of CoStar and multifamily subscription products.
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
Our key priorities for the remainder of 2023 currently include:
•Continuing to develop and invest in residential marketplaces in both the U.S. and the U.K. In the U.S., our residential strategy involves creating new and improved tools for residential agents and brokers and to help homebuyers find a new home and connect with the agents of their choosing. We plan to increase our residential marketing investment over the course of the year to build traffic Homes.com. In October 2023, we have made an offer to purchase OnTheMarket which is the operator of the onthemarket.com, a leading U.K. residential property portal.

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
Impacts of Current Economic Conditions
In response to concerns over inflation risk, the U.S. Federal Reserve has raised its target for interest rates rapidly with the target Federal Funds rate increased to 5.50% on July 26, 2023. The Federal Open Market Committee signaled that the federal reserve will maintain a sufficiently restrictive monetary policy in order to return to a modest inflation rate over time. Further, office vacancy rates remain elevated compared to pre-pandemic levels. These factors have contributed to a downturn in the commercial real estate markets with lower transaction volumes and reduced prices for certain asset classes. This downturn has resulted in an increase in the Company's credit loss expense for the nine months ended September 30, 2023 and a reduction in the expected revenue growth rate for CoStar and reduced transaction revenue in our Ten-X business for the full year of 2023 compared to the full year of 2022 as discussed in Management's Discussion and Analysis in Part I of this Report.
If there is a protracted continuation or further deterioration of these macroeconomic conditions, there could be a further downturn in the commercial real estate market that may materially adversely affect our core customer base. This could impact our customers’ ability to subscribe and pay for our services and reduce demand for our services. Reduced demand and increased cancellations could cause our revenues or our revenue growth rates to decline and reduce our profitability. Customers' inability to pay for existing services could further increase our credit loss expense.
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
Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table compares our selected consolidated results of operations for the three months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,
	2023	2022	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$233,360	$212,690	$20,670	10%
Information Services	44,636	41,013	3,623	9
Multifamily	235,343	189,536	45,807	24
LoopNet	67,481	58,901	8,580	15
Residential	10,293	19,351	(9,058)	(47)
Other Marketplaces	33,556	35,430	(1,874)	(5)
Total revenues	624,669	556,921	67,748	12
Cost of revenues	123,666	108,364	15,302	14
Gross profit	501,003	448,557	52,446	12
Operating expenses:
Selling and marketing (excluding customer base amortization)	266,893	185,395	81,498	44
Software development	67,891	56,912	10,979	19
General and administrative	94,371	91,270	3,101	3
Customer base amortization	10,254	29,651	(19,397)	(65)
Total operating expenses	439,409	363,228	76,181	21
Income from operations	61,594	85,329	(23,735)	(28)
Interest income, net	58,422	10,656	47,766	448
Other income, net	465	1,389	(924)	(67)
Income before income taxes	120,481	97,374	23,107	24
Income tax expense	29,907	25,084	4,823	19
Net income	$90,574	$72,290	$18,284	25
Revenues. Revenues increased $68 million, or 12%, to $625 million. The increase in our revenues included:
•an increase in Multifamily revenues of $46 million, or 24%, due to higher sales volume driven by an increase in the number of properties listed on our network and increases in pricing on renewals,
•an increase in CoStar revenues of $21 million, or 10%, due to higher sales volume driven by the impact of annual price increases and customer upgrades on contract renewals, as well as an increase in subscribers,
•an increase in LoopNet revenues of $9 million, or 15%, due to an increase in the average price for listings,
•an increase in Information Services revenues of $4 million, or 9%, primarily attributable to an increase of $3 million in STR sales and an increase of $1 million in CoStar Real Estate Manager revenues,
•a decrease in Residential revenues of $9 million, or 47%, due to the discontinuation of certain products and services that were inconsistent with our long-term business strategy and

•a decrease in Other Marketplaces revenues of $2 million, or 5%, driven by lower property volumes auctioned on Ten-X, partially offset by increases in revenue of Land.com.
Gross Profit. Gross profit increased $52 million, or 12%, to $501 million, and the gross profit margin decreased from 81% to 80%. The increase in gross profit was due to higher revenues partially offset by an increase in cost of revenues. Cost of revenues increased $15 million, or 14%, to $124 million and, as a percentage of revenues, increased from 19% to 20%. The increase in cost of revenues included:
•an increase in personnel costs of $10 million related to rising headcount to support our residential research efforts, and increases in salaries and benefits costs for our existing employees,
•an increase of $5 million in technology costs to host our database and products,
•an increase of $3 million in equipment costs to support our research efforts and
•a decrease of $4 million in expenses related to advertising purchased on behalf of customers.
Selling and Marketing Expenses. Selling and marketing expenses increased $81 million, or 44%, to $267 million and, as a percentage of revenues, increased from 33% to 43%. The increase included:
•an increase in marketing expenses of $68 million for advertising our brands,
•an increase in personnel costs of $14 million related to rising headcount in our sales force and increases in salaries, stock-based compensation and benefits costs for our existing employees and
•an increase in occupancy costs of $1 million related to the expansion of our sales force.
Software Development Expenses. Software development expenses increased $11 million, or 19%, to $68 million and, as a percentage of revenues, increased from 10% to 11%. The increase was due to higher personnel costs of $10 million related to increases in salaries, stock-based compensation and benefits costs for our existing employees.
General and Administrative Expenses. General and administrative expenses increased $3 million, or 3%, to $94 million and, as a percentage of revenues, decreased from 16% to 15%. The increase included:
•an increase of $5 million in credit loss expense primarily due to our expectations that the downturn in the commercial real estate market will increase delinquent trade receivables,
•an increase in personnel costs of $1 million related to increases in salaries and benefits costs for our existing employees and rising headcount and
•a decrease of $1 million in software and equipment costs.
Customer Base Amortization Expense. Customer base amortization expense decreased $19 million, or 65%, to $10 million and, as a percentage of revenues, decreased from 5% to 2%. The decrease was primarily attributable to acceleration of amortization of $16 million related to eliminating certain usage fees for agent access to the Homesnap product, as well as a reduction in amortization expense related to customer base assets acquired in the acquisitions of LoopNet, ForRent and Ten-X, which have been amortizing on an accelerated basis since the respective acquisitions.
Interest Income, net. Interest income, net increased $48 million, or 448%, to $58 million. The increase was primarily due to an increase in interest earned on our cash equivalents.
Other Income, net. Other income, net, was insignificant for the three months ended September 30, 2023 and 2022.
Income Tax Expense. Income tax expense increased $5 million, or 19%, to $30 million and the effective tax rate decreased 1% to 25% of income before income taxes. The increase in income tax expense was primarily attributable to additional income before income taxes.

Business Segment Results for Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for further information regarding our segment operating results.
Segment Revenues. North America revenues increased $65 million, or 12%, to $603 million and included:
•an increase in Multifamily revenues of $46 million due to higher sales volume driven by an increase in the number of properties listed on our network and increases in pricing on renewals,
•an increase in CoStar revenues of $20 million due to higher sales volume driven by the impact of annual price increases and customer upgrades on contract renewals, as well as an increase in subscribers,
•an increase in LoopNet revenues of $8 million due to an increase in the average price for listings,
•an increase in Information Services revenues of $3 million primarily attributable to an increase in sales of CoStar Real Estate Manager and STR,
•a decrease in Residential revenues of $9 million due to the discontinuation of certain products and services that were inconsistent with our long-term business strategy and
•a decrease in Other Marketplaces revenues of $2 million driven by lower property volumes auctioned on Ten-X, partially offset by increases in revenue of Land.com.
The $3 million, or 14%, increase in International revenues was primarily attributable to an increase in STR sales, as well as CoStar sales.
Segment EBITDA. North America EBITDA decreased $39 million, or 31%, to $89 million. The decrease in North America EBITDA was primarily due to increases in personnel costs, marketing costs, credit loss expense and occupancy costs partially offset by increases in revenues described above. International EBITDA decreased $1 million, or 116%, to a negligible amount. The decrease was due to an increase in personnel costs, partially offset by an increase in revenues described above.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table provides a comparison of our selected consolidated results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$687,542	$617,905	$69,637	11%
Information Services	128,186	116,730	11,456	10
Multifamily	670,331	547,372	122,959	22
LoopNet	196,281	169,645	26,636	16
Residential	36,154	57,565	(21,411)	(37)
Other Marketplaces	96,447	99,837	(3,390)	(3)
Total revenues	1,814,941	1,609,054	205,887	13
Cost of revenues	355,224	304,814	50,410	17
Gross profit	1,459,717	1,304,240	155,477	12
Operating expenses:
Selling and marketing (excluding customer base amortization)	743,153	510,736	232,417	46
Software development	197,850	162,520	35,330	22
General and administrative	274,442	246,576	27,866	11
Customer base amortization	31,311	60,621	(29,310)	(48)
Total operating expenses	1,246,756	980,453	266,303	27
Income from operations	212,961	323,787	(110,826)	(34)
Interest income (expense), net	153,881	(461)	154,342	NM
Other income, net	1,655	3,596	(1,941)	(54)
Income before income taxes	368,497	326,922	41,575	13
Income tax expense	90,272	81,841	8,431	10
Net income	$278,225	$245,081	$33,144	14
__________________________
NM - Not meaningful
Revenues. Revenues increased $206 million, or 13%, to $1.8 billion. The increase in our revenues included:
•an increase in Multifamily revenues of $123 million, or 22%, due to higher sales volume driven by increases in pricing on renewals and an increase in the number of properties listed on our network,
•an increase in CoStar revenues of $70 million, or 11%, due to higher sales volume driven by the impact of annual price increases and customer upgrades on contract renewals, as well as an increase in subscribers,
•an increase in LoopNet revenues of $27 million, or 16%, due to an increase in the average price for listings,
•an increase in Information Services revenues of $11 million, or 10%, primarily attributable to an increase in revenues for STR of $7 million, CoStar Real Estate Manager of $3 million and $3 million of revenue related to the Business Immo Acquisition,
•a decrease in Residential revenues of $21 million, or 37%, due to the discontinuation of certain products and services that were inconsistent with our long-term business strategy and
•a decrease in Other Marketplaces revenues of $3 million, or 3%,driven by lower property volumes auctioned on Ten-X partially offset by increases in revenue of Land.com.

Gross Profit. Gross profit increased $155 million, or 12%, to $1,460 million, and the gross profit percentage decreased from 81% to 80%. The increase in gross profit was due to higher revenues partially offset by an increase in cost of revenues. Cost of revenues increased $50 million, or 17%, to $355 million and, as a percentage of revenues, increased from 19% to 20%. The increase in cost of revenues included:
•an increase in personnel costs of $45 million related to rising headcount to support our residential research efforts, and increases in salaries and benefits costs for our existing employees,
•an increase of $12 million in technology costs to host our database and products and
•a decrease of $9 million in expenses related to advertising purchased on behalf of customers.
Selling and Marketing Expenses. Selling and marketing expenses increased $232 million, or 46%, to $743 million and, as a percentage of revenues, increased from 32% to 41%. The increase included:
•an increase in marketing expenses of $169 million for advertising our brands,
•an increase in personnel and events costs of $58 million related to rising headcount in our sales force and increases in salaries, bonus, stock-based compensation and benefits costs for our existing employees and
•an increase in occupancy costs of $5 million related to the expansion of our sales force.
Software Development Expenses. Software development expenses increased $35 million, or 22% to $198 million and, as a percentage of revenues, increased from 10% to 11%. The increase included higher personnel costs of $33 million related to rising headcount to support our residential efforts and increases in salaries, bonus, stock-based compensation and benefits costs for our existing employees.
General and Administrative Expenses. General and administrative expenses increased $28 million, or 11%, to $274 million and, as a percentage of revenues, was consistent at 15%. The increase included:
•an increase of $12 million in credit loss expense primarily due to our expectations that the downturn in the commercial real estate market will increase delinquent trade receivables,
•an increase in personnel costs of $9 million related to increases in salaries, stock-based compensation and benefits costs for our existing employees and rising headcount and
•an increase of $7 million in professional service costs due to diligence efforts associated with potential acquisitions and legal fees to defend our intellectual property rights.
Customer Base Amortization Expense. Customer base amortization expense decreased $29 million, or 48%, to $31 million and, as a percentage of revenues, decreased from 4% to 2%. The decrease was primarily attributable to acceleration of amortization of $16 million related to eliminating certain usage fees for agent access to the Homesnap product, as well as a reduction in amortization expense related to customer base assets acquired in the acquisitions of LoopNet, ForRent and Ten-X, which have been amortizing on an accelerated basis since the respective acquisitions.
Interest Income (Expense), net. Interest income, net was $154 million for the nine months ended September 30, 2023, as compared to Interest expense, net which was negligible for the nine months ended September 30, 2022. This change was primarily due to an increase in interest earned on our cash equivalents.
Other Income, net. Other income, net was insignificant for the nine months ended September 30, 2023 and 2022.
Income Tax Expense. Income tax expense increased $8 million, or 10%, to $90 million and the effective tax rate decreased 1% to 24% of income before income taxes. The increase in income tax expense was primarily attributable to additional income before income taxes.
Business Segment Results for Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America. Management relies on an internal management reporting process that provides revenues and operating segment EBITDA. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.
Segment Revenues. North America revenues increased $198 million, or 13%, to $1.8 billion and included:
•an increase in Multifamily revenues of $123 million due to higher sales volume driven by increases in pricing on renewals and an increase in the number of properties listed on our network,
•an increase in CoStar revenues of $69 million due to higher sales volume driven by the impact of annual price increases and customer upgrades on contract renewals, as well as an increase in subscribers,
•an increase in LoopNet revenues of $25 million due to an increase in the average price for listings,
•an increase in Information Services revenues of $6 million primarily attributable to an increase in CoStar Real Estate Manager and STR revenues,
•a decrease in Residential revenues of $21 million due to the discontinuation of certain products and services that were inconsistent with our long-term business strategy and
•a decrease in Other Marketplaces revenues of $3 million driven by lower property volumes auctioned on Ten-X, partially offset by increases in revenue of Land.com.
The $8 million, or 14%, increase in International revenues was primarily attributable to an increase in STR revenue and the Business Immo Acquisition.
Segment EBITDA. North America EBITDA decreased $132 million, or 31%, to $290 million. The decrease in North America EBITDA was primarily due to increases in personnel costs, marketing costs, technology hosting costs, professional service fees, sales events costs, credit loss expense and occupancy costs partially offset by increases in revenues described above. International EBITDA decreased $4 million, or 69%, to $2 million. The decrease was due to an increase in personnel costs, partially offset by an increase in revenues described above.
Liquidity and Capital Resources
We believe the balance of cash and cash equivalents, which was $5.2 billion as of September 30, 2023, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Other than the construction commitments, purchase obligations and potential acquisition discussed below, our cash requirements have not changed materially from what is described in the 2022 Form 10-K.
Purchase Obligations. Our purchase obligations are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction and have an original term greater than one year. The services acquired under these agreements primarily relate to web hosting, third-party data or listings, sponsorship agreements and software subscriptions. As of September 30, 2023, we had purchase obligations of $270 million, with $100 million payable within 12 months.
Construction Commitments. We are expanding our Richmond, Virginia campus, which is expected to result in a material cash requirement in 2023 and beyond. We broke ground on the expansion in November 2022 and expect construction to be substantially completed in the first half of 2026. We negotiated various tax incentives with the Commonwealth of Virginia and the City of Richmond including the allowance to use market-based income apportionment for income taxes and partial reimbursements of property tax assessments related to the value of the campus expansion. These incentives are conditional upon achieving job creation and capital expenditure targets from 2022 to 2029. Failure to meet these targets could result in a reduction of the value of the tax incentives and repayment of previous tax reductions. The value of the incentives is dependent on our taxable income.
We expect the total cost of construction, net of the estimated value of the tax incentives from 2023 to 2032, to be in the range of $450 – $600 million. We have engaged a project manager, architects and a general contractor on terms that generally require payments as services are provided or construction is performed. As of September 30, 2023, we have paid $73 million and we have committed to spend an additional $488 million as further work is performed under these contracts. We plan to amend these contracts to include additional commitments as construction progresses. Total cash expenditures for 2023 are expected to be approximately $170 million. We expect to fund the expansion with cash on hand.
Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies, and we expect to continue to make acquisitions.
Potential Acquisition. On October 19, 2023, pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers, the Company announced the terms of a recommended offer to acquire all of the issued and to be issued ordinary share capital of OnTheMarket for cash consideration of 110 pence per share or approximately £99 million in total (approximately $120 million at the exchange rate on the date of the announcement). The acquisition will be implemented by means of a court-sanctioned scheme of arrangement under the U.K. Companies Act 2006, and remains subject to customary closing conditions, including approval of OnTheMarket shareholders. OnTheMarket is the operator of onthemarket.com, a leading U.K. residential property portal. The Company expects the transaction to close in the fourth quarter of 2023 and to fund the acquisition with cash on hand.
Cash and cash equivalents increased to approximately $5.2 billion as of September 30, 2023, compared to cash and cash equivalents of approximately $5.0 billion as of December 31, 2022. The increase in cash and cash equivalents for the nine months ended September 30, 2023 was primarily due to cash provided by operating activities of $341 million. This increase was partially offset by $76 million of cash used in investing activities, primarily attributable to purchases of property and equipment, including the purchase of assets related to the expansion of our campus in Richmond, Virginia and cash used in financing activities of $3 million primarily related to repurchases of restricted stock to satisfy tax withholding obligations.
Net cash provided by operating activities for the nine months ended September 30, 2023 was $341 million compared to $294 million for the nine months ended September 30, 2022. The $47 million increase in cash provided by operating activities was primarily due to higher net income excluding non-cash expenses during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Net cash used in investing activities was consistent for the nine months ended September 30, 2023 and 2022.
Net cash used in financing activities for the nine months ended September 30, 2023 was $3 million compared to net cash provided by financing activities of $735 million for the nine months ended September 30, 2022. The change was primarily attributable to the S&P 500 equity raise in the nine months ended September 30, 2022.
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
•Income taxes;
•Revenue recognition and
•Business combinations.
For an in-depth discussion of each of our significant accounting policies, including the related critical accounting estimates and further information regarding estimates and assumptions involved in their application, see the 2022 Form 10-K and Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report. During the nine months ended September 30, 2023, there were no material changes to our critical accounting estimates from those described in the 2022 Form 10-K.
Recent Accounting Pronouncements
See Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report.

Cautionary Statement Concerning Forward-Looking Statements
We have made forward-looking statements in this Report and will make forward-looking statements in our press releases, investor conference calls, Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2023 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions or expectations about our revenues, revenue growth rates, gross margin percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, non-GAAP net income per diluted share, weighted-average outstanding shares, cash flow from operating activities, operating costs, capital and other expenditures, the impact of current economic conditions on our revenues, revenue growth rates and profitability, key priorities for 2023, trends in customer behavior, legal proceedings and claims, legal costs, effective tax rate, the anticipated benefits of completed or proposed acquisitions, the anticipated timing for integration of completed acquisitions, the anticipated benefits of cross-selling efforts, geographic and product expansion, planned service enhancements, expansion and development of our sales forces, planned sales and marketing activities and investments, the impact or results of sales and marketing initiatives, product integrations, elimination and de-emphasizing of services, investments in residential marketplace services and our residential marketplace strategy, net new bookings, contract renewal rates, use of proceeds from equity and debt offerings, the use of proceeds from any draws under our $750 million credit facility provided by the 2020 Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in the 2020 Credit Agreement, employee relations, management’s plans, goals and objectives for future operations, sources and adequacy of liquidity and growth and markets for our stock. Sections of this Report that contain forward-looking statements include the Condensed Consolidated Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”
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
•risks related to return on investment;
•our ability to maintain or establish relationships with third-party listing providers;
•our ability to comply with the rules and compliance requirements of MLSs and
•the risk that the methods, including Google Analytics, that we use to measure unique visitors to our portals may overstate the actual number of unique persons who visit our network of mobile applications and websites for a given month or may differ from the methods used by competitors, which may impact the comparability of unique visitors between companies.
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
Fluctuations in the British pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the three and nine months ended September 30, 2023, approximately 4% of our revenues were denominated in foreign currencies. For the three and nine months ended September 30, 2023, our revenues would have increased by approximately $2.4 million and $6.9 million, respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the three and nine months ended September 30, 2023, our revenues would have decreased by approximately $2.4 million and $6.9 million, respectively, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of September 30, 2023, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $28.3 million.
We do not believe we have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2023. As of September 30, 2023, we had approximately $5.2 billion of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA-rated Government and Treasury Money Market Funds.
We are subject to interest rate market risk in connection with our revolving credit facility. On July 1, 2020, we entered into the 2020 Credit Agreement, which provides for variable rate borrowings of up to $750 million. On July 1, 2020, we issued $1.0 billion aggregate principal amount of Senior Notes. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all of our borrowings except for our credit facility are fixed rate, and no amounts were outstanding under our credit facility as of September 30, 2023. See Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report for additional information regarding our 2020 Credit Agreement.
We had approximately $2.6 billion of goodwill and intangible assets as of September 30, 2023. As of September 30, 2023, we believe our intangible assets will be recoverable; however, changes in the economy, the industry in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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
As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 and were operating at a reasonable assurance level.
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
Item 1A.Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors disclosed in Part I, “Item 1A Risk Factors” in our 2022 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also have a material adverse effect on our business, financial condition and/or results of operations. Other than the following items there have not been any material changes to the risk factors as previously disclosed in Part I, “Item 1A Risk Factors” in our 2022 Form 10-K.
Risks related to our business
We may not be able to maintain or establish relationships with third-party listing providers, which could limit the information we have to power our products and services and impair our ability to attract or retain customers. Our ability to attract agents and consumers to our Homes.com website and mobile application and other residential real estate tools depends to some degree on providing timely access to comprehensive and accurate real estate listings and information. We get listings data primarily from MLSs in the markets we serve. We also source listings data from public records, other third-party listing providers, and other sources. Many of our agreements with real estate listing providers may be terminated with limited notice or cause. Many of our competitors and other real estate websites have similar access to MLSs and listing data and may be able to source certain real estate information faster or more efficiently than we can. Because MLS participation is voluntary, brokers and homeowners may decline to post their listings data to their local MLS or may seek to change or limit the way that data is distributed. Another industry participant or group could create a new listings data service, which could impact the relative quality or quantity of information of our listing providers. The loss of existing relationships with MLSs and other listing providers, whether due to termination of agreements, loss of MLS memberships, or otherwise, changes to our rights to use or timely access listing data or an inability to continue to add new listing providers or changes to the way real estate information is shared, may negatively impact our listing data quality. This could markedly decrease the quantity and quality of the sale and rental data we provide, reduce customer confidence in our products and services and cause customers to go elsewhere for real estate listings and information, which could severely harm our business, results of operations and financial condition.
If we fail to comply with the rules and compliance requirements of MLSs, our access to and use of listings data may be restricted or terminated. Our products and services access and use listings data through MLS memberships and must comply with each MLS’s rules and compliance requirements to maintain their access to listings data and remain a member in good standing. Each MLS has adopted its own rules, policies, and agreement terms governing, among other things, how MLS data may be used and how listings data must be displayed on our websites and mobile applications. MLS members are also subject to compliance operations requirements and, as a result, must respond to complaints lodged by the MLS or other MLS participants on required timelines. MLS rules vary among markets and are in some cases inconsistent between MLSs, such that we are required to customize our websites, mobile applications, or services to accommodate differences between MLS rules. Handling complaints received by MLS members across markets may create heightened operational or financial risks with short response and resolution deadlines. Complying with the rules and compliance requirements of each MLS requires significant investment, including personnel, technology and development resources, and the exercise of considerable judgment. Rules and compliance requirements of MLSs may be changed across markets, including potential for targeted changes in response to our operations. If we are deemed to be noncompliant with an MLS’s rules or to have provided improper responses to or resolution of complaints, we may face disciplinary sanctions by that MLS, which could include monetary fines, restricting or terminating our access to that MLS’s data, or other disciplinary measures. The loss or degradation of this listings data could materially and adversely affect traffic to our websites and mobile applications, which could severely harm our business, results of operations and financial condition.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended September 30, 2023:
ISSUER PURCHASES OF EQUITY SECURITIES

2023	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through 31	8,471	$89.06	—	—
August 1 through 31	356	82.22	—	—
September 1 through 30	2,010	80.79	—	—
Total	10,837	$87.30	—	—
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
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
101.INS
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	October 25, 2023	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)