Form 10-K
period 2023-12-31
COSTAR GROUP, INC.
filed 2024-02-22
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒
As of June 30, 2023, the aggregate market value of the common stock (based upon the closing price of the stock on the Nasdaq Global Select Market) of the registrant held by non-affiliates was approximately $36.0 billion. As of February 16, 2024, 408,409,321 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Report.

Glossary of Terms
The following abbreviations or acronyms used in this Annual Report on Form 10-K (this "Report") are defined below:

Abbreviation or Acronym	Definition
2020 Credit Agreement
The second amended and restated credit agreement, dated July 1, 2020, which amended and restated in its entirety the then-existing credit agreement originally entered into on April 1, 2014, as amended by the first amendment to the second amended and restated credit agreement, dated May 8, 2023.

ACH	Automated Clearing House
ADR	Average daily rate
Apartments.com Network	Apartments.com, the flagship brand of our network of apartment marketing sites, and its network of rental websites
ARS	Auction rate securities
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Audit Committee	The Audit Committee of the Board
BizBuySell	BizBuySell.com and its network of business for-sale websites
Board	The CoStar Group Board of Directors
BureauxLocaux	The legal entity, Comreal Info, a French société par actions simplifiée, the owner and operator of BureauxLocaux, a commercial real estate digital marketplace, in France
BureauxLocaux Acquisition
CoStar UK's acquisition of BureauxLocaux completed on October 1, 2021 pursuant to a Share Sale and Purchase Agreement dated October 1, 2021 between CoStar UK, M.A.J.E. Marketing & Strategie and an individual

Business Immo	The legal entity BIH, a French société par actions simplifiée, the owner and operator of Business Immo, a leading commercial real estate news service provider in France
Business Immo Acquisition	CoStar UK's acquisition of the issued share capital of Business Immo on April 5, 2022
CAN-SPAM Act	Controlling the Assault of Non-Solicited Pornography and Marketing Act
CCPA	California Consumer Privacy Act, as amended by the California Privacy Rights Act
CECL	Current expected credit losses
CMBS	Commercial mortgage-based securities
CODM	Chief Operating Decision Maker
Confidential Information	Information about customers, employees, contractors, suppliers, vendors, and others such as landlords and tenants, including personal information such as names, addresses, phone numbers, email addresses, credit card information, biometric data, sensitive or confidential transaction and account information, social security numbers, birthdates and financial information (for example, to facilitate the apartment rental application and payment process between a renter and property manager), as well as a broad range of proprietary and confidential business information, collectively
CoStar Group
The legal entity, CoStar Group, Inc., a Delaware corporation, one or more of its consolidated subsidiaries or operating segments, or the entirety of CoStar Group, Inc. and its consolidated subsidiaries

CoStar UK	The legal entity, CoStar UK Limited, a wholly owned subsidiary of CoStar Group
Covenant Suspension Period	A period of time defined in the 2020 Credit Agreement in which we maintain a corporate investment grade rating from any two of Standard & Poor’s Rating Services, Fitch Ratings, Inc. or Moody’s Investors Services, Inc. and no event of default is continuing
CPA	Colorado Privacy Act
CPRA	The California Privacy Rights Act

Abbreviation or Acronym	Definition
CRI	CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of CoStar Group, Inc.
DSUs	Deferred Stock Units
E.U.	European Union
EBITDA	Net income before interest income or expense, net; other income or expense, net; loss on debt extinguishment; income taxes; depreciation and amortization
ESG	Environmental, Social and Governance
ESPP	Employee Stock Purchase Plan
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act
FTC	Federal Trade Commission
GAAP	Generally accepted accounting principles in the U.S.
GDPR	General Data Protection Regulation
GILTI	Global intangible low taxed income inclusion
GPP Plan	A U.K. Group Personal Pension Plan
Halo Merger Sub	Snapped Halo Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of CoStar Realty Information, Inc.
Homes.com	A homes-for-sale listings site
Homes Group	The legal entity Homes Group, LLC
Homes.com Acquisition	CRI's acquisition of Homes.com completed on May 24, 2021 pursuant to a securities purchase agreement dated April 14, 2021 between Landmark, Homes Group, LLC and CRI
Homes.com Network
Homes.com, the flagship brand of our North American network of online platforms that manage workflow and marketing for residential real estate agents and brokers and provide portals for homebuyers to view residential property listings

Homesnap
Homesnap is an online and mobile software platform that provides residential real estate professionals access to applications that manage residential real estate agent workflow and marketing campaigns delivered on third-party platforms acquired in the Homesnap Acquisition

Homesnap, Inc.	The legal entity Homesnap, Inc., a Delaware corporation
Homesnap Acquisition
CRI's acquisition of Homesnap completed on December 22, 2020, pursuant to an Agreement and Plan of Merger dated November 20, 2020 between CRI, Halo Merger Sub Corp and Homesnap, Inc. Halo Merger Sub Corp. was merged with and into Homesnap, Inc., with Homesnap, Inc. surviving the merger as a wholly-owned subsidiary of CRI

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
LoopNet Network
Our network of online marketplaces, including LoopNet.co.uk, CityFeet.com and Showcase.com, enabling commercial property owners, landlords and real estate brokers working on their behalf to advertise properties for-sale or for-lease and to submit detailed information about property listings

Matching RSUs	Awards of matching restricted stock units awarded under the Company's Management Stock Purchase Plan
MLS	Multiple listing services
MSPP	Management Stock Purchase Plan

Abbreviation or Acronym	Definition
OnTheMarket	The legal entity OnTheMarket Plc, the operator of onthemarket.com, a leading U.K. residential property portal.
OnTheMarket Acquisition
CoStar UK's acquisition of OnTheMarket completed in December 2023, pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers. The acquisition has been implemented by means of a court-sanctioned scheme of arrangement under the U.K. Companies Act 2006

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

Cautionary Statement Concerning Forward-Looking Statements
We have made forward-looking statements in this Report and make forward-looking statements in our other reports filed with the SEC, press releases and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for the year ending December 31, 2024 and beyond, our possible or assumed future results of operations generally and other statements and information regarding assumptions or expectations about our revenues, revenue growth rates, gross margin percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, non-GAAP net income per diluted share, weighted-average outstanding shares, cash flow from operating activities, operating costs, capital and other expenditures, the impact of current economic conditions on our revenues, revenue growth rates and profitability, key priorities for the year ending December 31, 2024, trends in customer behavior, legal proceedings and claims, legal costs, effective tax rate, product development and release, the anticipated benefits of completed or proposed acquisitions, the anticipated timing of acquisition closings and integrations, the anticipated benefits of cross-selling efforts, geographic and product expansion, planned service enhancements, expansion and development of our sales forces, planned sales and marketing activities and investments, investments in residential marketplace services and our residential marketplace strategy, the impact or results of sales and marketing initiatives, product integrations, elimination and de-emphasizing of services, net new bookings, contract renewal rates, use of proceeds from equity and debt offerings, the use of proceeds from any draws under our $750 million credit facility provided by the 2020 Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in the 2020 Credit Agreement, employee relations, management’s plans, goals and objectives for future operations, sources and adequacy of liquidity and growth and markets for our stock. Sections of this Report that contain forward-looking statements include “Business,” “Risk Factors,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures” and the Consolidated Financial Statements and related Notes.
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
•our inability to maintain or increase internet traffic to our marketplaces, and the risk that the methods, including Google Analytics, that we use to measure unique visitors to our portals may misstate the actual number of unique persons who visit our network of mobile applications and websites for a given month or may differ from the methods used by competitors;
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
•our ability to comply with the rules and compliance requirements of MLSs;
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
CoStar Group, founded in 1987, is a leading provider of online real estate marketplaces, information and analytics in the U.S. and U.K. based on the fact that we own and operate leading online marketplaces for commercial real estate and apartment listings in the U.S., based on the numbers of unique visitors and site visits per month; provide more information, analytics and marketing services than any of our competitors; offer the most comprehensive commercial real estate database available; and have the largest commercial real estate research department in the industry. We have created and compiled a standardized platform of information, analytics and online marketplace services where industry professionals and consumers of commercial real estate, including apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all commercial property types, including office, retail, industrial, multifamily, land, mixed-use and hospitality. Through our Homes.com Network and our acquisition of OnTheMarket, we also offer online platforms that manage workflow and marketing for residential real estate agents and brokers and provide portals for homebuyers to view residential property listings.
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
We believe that consumers expect accurate, actionable and comprehensive homes-for-sale information on a platform that allows collaboration between homebuyers and agents. Our residential websites include homebuyer-focused features like the ability to filter search results according to various criteria (e.g., home features, view and lot type), review rankings of nearby schools and tools to educate consumers on the home buying process. We plan to develop original, media-rich content of neighborhoods, schools, parks and condominium buildings' amenities and common areas to supplement information in agent listings. We are designing tools to facilitate collaboration between homebuyers and agents.

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
We manage and report our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific and Latin America. Information about our revenues, long-lived assets and total assets derived from and located in foreign countries is included in Notes 2, 3 and 14 of the Notes to the Consolidated Financial Statements included in Part IV of this Report. Revenues, EBITDA and total assets and liabilities for each of our segments are set forth in Notes 3 and 14 of the Notes to the Consolidated Financial Statements, included in Part IV of this Report. Information about risks associated with our foreign operations is included in “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in this Report.
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
Our field research efforts include physical inspections of properties in order to research new availabilities, find additional property inventory, identify new construction, collect tenant information, verify existing information, photograph properties and create high quality videos of interior spaces (including walk-through videos and 3-D virtual tours), amenities and exterior features of properties. Our field researchers are equipped with high resolution digital cameras and handheld laser instruments to precisely measure buildings and geo-code and position them on digital maps. A typical site inspection of a commercial property consists of photographing the building, capturing interior images, videos and 3-D tours, measuring the building, geo-coding the building, capturing “for-sale” or “for-lease” sign information, counting parking spaces, assessing property condition and construction and gathering tenant information. Field researchers also canvass properties, collecting tenant data suite-by-suite. We also utilize a low-flying airplane and a fleet of drones to conduct aerial research of commercial real estate. We place researchers on the low-flying aircraft to scout new commercial developments and take aerial photographs and videos. Our U.S. drone operators are Federal Aviation Administration certified and trained to capture aerial photographs and videos. Our drone operators in the U.K. and Canada are certified and trained to Civil Aviation Authority and Transport Canada standards, respectively, with a permission for commercial operations pending.
We are leveraging our capabilities developed from our extensive commercial real estate research efforts to produce original, media rich content of neighborhoods, schools, parks and condominium buildings' amenities and common areas for our residential products using professional photographers and a fleet of drones to conduct aerial research of residential real estate.
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
Services
Our portfolio of information, analytics and online marketplaces is branded and marketed to our customers and marketplace end users under the primary brands of CoStar, LoopNet, Apartments.com, Homes.com, OnTheMarket,Ten-X, STR. Land.com and BizBuySell. Our services are accessible via the internet and through our mobile applications. Our services are primarily derived from a database of building-specific information and offer customers specialized tools for accessing, analyzing and using our information. Over time, we have enhanced and expanded, and we expect to continue to enhance and expand, our existing information, analytics and online marketplace services. We have developed and we expect to continue to develop additional services leveraging our database to meet the needs of our existing customers as well as potentially new categories of customers.
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
•Tenants is a detailed online business-to-business prospecting and analytics tool. providing commercial real estate professionals with the most comprehensive commercial real estate-related tenant information available in our North American markets. CoStar Tenant profiles tenants occupying space in commercial buildings and provides updates on lease expirations - one of the service’s key features - as well as occupancy levels, growth rates and numerous other facts. This allows users to target prospective clients quickly through a searchable database that identifies only those tenants meeting certain criteria.
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
•Public Record provides access to a searchable database of commercially-zoned parcels in the U.S. Users can search for property attributes and sales transaction, loan, lien and tax assessment information. Information in this module is sourced from numerous counties and jurisdictions that provide this data for ownership, title and property tax assessment purposes.
•Benchmarking provides hospitality benchmarking, measuring a hotel’s performance against a self-selected aggregated competitive set. These confidential data reports enable customers to understand their market position based on trends and indices. Reports are provided on a monthly, weekly or daily basis, and provide insights about key metrics such as occupancy, ADR and RevPAR. Benchmarking results are only available to industry participants who provide us with data. These participants are typically hotel brands, third-party management companies and owners.
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
Multifamily
Apartments.com, the flagship brand of our network of apartment marketing sites, provides a variety of ad packages and enhancements that allow property managers and owners to fully showcase their apartment community through increased exposure and interactions that allow renters to view, engage and connect with the community. Apartments.com also provides tools to facilitate the rental process, including online tenant applications with background and credit checks and rental payment processing. The Apartments.com Network consists of numerous other apartment marketing sites, including:
•ApartmentFinder provides lead generation, advertising and internet marketing solutions to property managers and owners through its main site, ApartmentFinder.com.
•ForRent.com provides digital advertising through a network of four multifamily websites, which includes ForRent.com, AFTER55.com, CorporateHousing.com and ForRentUniversity.com.
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
•WestsideRentals.com specializes in Southern California real estate rentals.
•Off Campus Partners provides student housing marketplace content and technology to U.S. universities, simplifying the off-campus housing search process for universities, property managers and students.
Our apartment marketing network of subscription-based advertising services provides property owners, professional property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. Our apartment marketing network draws on and leverages our multifamily database, which contains detailed information on apartment properties and is designed to meet renter preferences and demands, in order to drive traffic to those sites and attract advertisers who prefer to advertise on heavily trafficked apartment websites. Our network of apartment marketing sites provides a comprehensive selection of rentals, information on actual availabilities and rents and in-depth data on neighborhoods, including restaurants, nightlife, history, schools and other facts important to renters. To help renters find the information that meets their needs, our sites also offer innovative search tools such as the Polygon Search tool, which allow renters to specifically define the area in which they want to find an apartment and Plan Commute tools, which allow renters to search property listings that meet their transportation needs. We also offer complementary services to the rental industry, including the ability for renters to apply for rentals online and for landlords to receive applications, screen tenants and process rental payments and lease renewals.
LoopNet
LoopNet is the flagship brand in our network of commercial real estate marketing sites, which also includes LoopNet.co.uk, CityFeet.com and Showcase.com. Our LoopNet online marketplace enables commercial property owners, landlords and real estate brokers working on their behalf to advertise properties for-sale or for-lease and to submit detailed information about property listings. Commercial real estate brokers, buyers and tenants use LoopNet extensively to search for available property listings that meet their criteria. LoopNet offers unique, subscription-based advertising solutions for different segments within the industry and delivers value across its constituent networks. The LoopNet network leverages CoStar Group’s commercial real estate database to provide in-depth and accurate information across all commercial property types, including office, industrial, retail, multifamily, specialty, healthcare, hospitality, sports and entertainment, land and residential. Investors and tenants are also able to consume industry news developed by our in-house editorial team.
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
Residential
Our Homes.com Network and the acquisition of OnTheMarket have enabled us to expand our offerings to the residential for sale market. Homes.com is a homes for sale listings site that combines our proprietary research with listing information to allow homebuyers an informative and collaborative experience finding homes for sale or lease. Homes.com provides residential real estate professionals subscription-based access to applications that manage residential real estate agent workflow and receives transaction-based revenue for marketing campaigns delivered on third-party platforms. In February 2024, we began selling memberships that allow agents to connect with prospective homebuyers sourced from the agent's own listings. OnTheMarket is a property portal in the U.K. which primarily offers subscriptions-based advertising services to agents.

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
Clients
We draw clients from across the real estate and related business community, including real estate brokers, agents, owners, developers, landlords, property managers, financial institutions, retailers, vendors, appraisers, investment banks, government agencies and other parties involved in real estate. For both the years ended December 31, 2023 and 2022, no single client accounted for more than 5% of our revenues.
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

We actively manage client accounts with frequent meetings, product trainings and updates on new enhancements to our solutions. In 2023, we successfully implemented a number of important sales initiatives focused on selling our products to brokers, property owners and lenders in the U.S. This focus will continue in 2024.
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
Expansion and Growth
Acquisitions
We have expanded and continue to expand the coverage and depth of our information, analytics and online marketplace services. In addition to organic growth, we have grown our business through strategic acquisitions. We acquired Homes.com, BureauxLocaux, Business Immo and OnTheMarket in May 2021, October 2021, April 2022 and December 2023, respectively. We continue to integrate our recent acquisitions and the services they offer into our CoStar network.
See Notes 5 and 9 of the Notes to the Consolidated Financial Statements, included in Part IV of this Report, for further discussion of these acquisitions.
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
We evaluate potential changes to our service offerings from time to time in order to better align the services we offer with customers’ needs. Further, in some cases, when integrating and coordinating our services and assessing industry and client needs, we may decide to combine, shift focus from, de-emphasize, phase out or eliminate a service that, among other things, overlaps or is redundant with other services we offer. In the event that we eliminate or phase out particular service offerings, we may experience reduced revenues and earnings. The decision to eliminate or phase out a service offering may also ultimately result in increased revenues and earnings from sales of other services we offer in lieu of the eliminated or phased out services. However, we cannot predict with certainty the amount or timing of any reductions in revenues and earnings or subsequent increases in revenues and earnings, if any, resulting from the elimination or phasing out of any service offering.
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
•Search engines, internet listing services and mobile software applications featuring homes for sale, such as Google, Bing, Facebook Marketplace, Zillow, Trulia, Redfin, Realtor.com, Move.com, Craigslist, RealtyTrac, MLS.com, Home Finder, For Sale by Owner, Auction.com, Rightmove and Zoopla, as well as agent marketing platforms and workflow providers;
•Hospitality benchmarking and analytics services, such as Lodging Econometrics, Kalibri Labs, Amadeus, HotStats, Shiji Group (SnapShot), Benchmarking Alliance and Lodging Analytics Research & Consulting (LARC);
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
We maintain U.S. and international trademark registrations for CoStar Group’s core service names and proactively file U.S. and international trademark applications covering our new and planned service names. We own U.S. federally registered trademarks for our brands and services including CoStar®, CoStar Property®, CoStar COMPS®, CoStar Lease Analysis®, LoopNet®, Showcase.com®, CityFeet.com®, Apartments.com®, Homes.com®, Land.com®, and Ten-X®, among many others. In the U.S., trademarks are generally valid so long as they are in use and are capable of indicating CoStar Group as the source of services. We consider our trademarks in the aggregate to constitute a valuable asset.
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

Human Capital Resources
As of January 31, 2024, we employed 6,152 employees. U.S.-based employees represent approximately 86% of the overall employee population, followed by 12% in European, Asia-Pacific and Latin American countries and 2% in Canadian provinces. None of our employees are represented by a labor union. We have experienced no work stoppages. As is common with many German companies, employees in our German subsidiary, Thomas Daily GmbH, have elected five fellow employees to form a Works Council, which represents our employees at the location. The Works Council has certain co-determination rights and rights to receive information from us and engage us in discussions under applicable law. BureauxLocaux, in France, has a Social and Economic Committee, which is an employee representative body.
Our human resources and recruiting teams work in partnership with business leaders, using a robust process to attract a diverse slate of candidates to fill vacancies and contribute to our growth, including our Careers page on our corporate website, employee referral program, social media and digital platforms, direct outreach, partnerships with commercial real estate industry groups and universities and specific partnerships and programs. The development and retention of our employees is critical to our success. To support career development, we offer on-demand and in-person training programs to new hires, managers, and leaders. We also offer a mentoring program, which pairs employees seeking mentorship with more experienced colleagues.
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

Item 1A.    Risk Factors
Risks related to our business
Our revenues and financial position will be adversely affected if we are not able to attract and retain clients. Our success and revenues depend on attracting and retaining subscribers to our information, analytics and online marketplace services. Our subscription-based services generate the largest portion of our revenues. Our revenue may not grow, or could decrease, if we cannot attract new customers, continue to keep our cancellation rate low and continue to sell new services to our existing customers. We may not be able to continue to grow our customer base, keep the cancellation rate low or sell new services to existing customers as a result of several factors, including, continuing global economic and geopolitical volatility, economic pressures and the impact of inflation on our costs and on customer spending; the business failure of current clients; customer decisions that they do not need our services or to use alternative services; customers’ and potential customers’ budgetary constraints; consolidation in the real estate and/or financial services industries; data quality; technical problems; competitive pressures; or devaluation of the local currencies of international customers relative to the U.S. dollar which impairs the purchasing power of such customers. We compete against many other real estate information, analytics and marketing service providers for business. If clients cancel services or decide not to renew their subscription agreements and we do not sell new services to our existing clients or attract new clients, then our renewal rate, net new bookings and revenues may decline or fail to meet expectations.

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
Developing new services and upgrades to services, as well as integrating and coordinating current services, imposes heavy burdens on our systems department, product development team, management and researchers. The processes are costly, and our efforts to develop, integrate and enhance our services may not be successful. In addition, launching and selling a new or upgraded service puts additional strain on our sales and marketing resources. If we are unsuccessful in obtaining greater market share or in obtaining widespread adoption of new or upgraded services, we may not be able to offset the expenses associated with the development, launch and marketing of the new or upgraded service, which could have a material adverse effect on our financial results. For example, we have and will continue to invest significantly in developing our marketplaces and content and, to generate brand awareness and site traffic, we have and will continue to invest significant resources in multi-channel marketing campaigns for select marketplaces. If these development efforts and marketing campaigns do not increase brand awareness, site traffic, subscriptions for marketplaces services and/or revenues, the cost of these campaigns could have an adverse effect on our financial results.
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
Our operating results and revenues are subject to fluctuations and our quarterly financial results may be subject to market cyclicality, each of which could negatively affect our stock price. The real estate market may be influenced by general economic conditions, economic cycles, changes in interest rates, seasonality and many other factors, which in turn may impact our financial results. The different sectors of the large and fragmented industry, such as office, industrial, retail, multifamily, single family and others, are influenced differently by different factors, and have historically moved through economic cycles with different timing. As such, it is difficult to estimate the potential impact of economic cycles and conditions or seasonality from year-to-year on our overall operating results. For example, we generally see higher sales of Apartments.com listing services during the peak summer rental season and higher CoStar sales towards the end of the year; however, sales fluctuate from year-to-year and may fluctuate more widely when there are changes in general economic conditions or the industry.The timing of widely observed holidays and vacation periods, particularly slowdowns during the end-of-year holiday period, and availability of real estate agents and related service providers during these periods, could significantly affect our quarterly operating results during that period. If we are unable to adequately respond to economic, seasonal or cyclical conditions, our revenues, expenses and operating results may fluctuate from quarter to quarter. Our operating results, revenues and expenses may fluctuate for many reasons, including those described in this paragraph and below:
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
Global economic uncertainties and downturns or a downturn or consolidation in the real estate industry may decrease customer demand for our services and adversely affect our business and results of operations. Global economic uncertainties or downturns could adversely affect our business and results of operations, including financial and credit market fluctuations, changes in economic policy, increased inflation and responsive actions, rising interest rates or a period of elevated interest rates, labor shortages, supply chain disruptions, trade uncertainty, political unrest, geographical instability or other impacts from the macroeconomic environment. These macroeconomic conditions could cause a decrease in customer spending and negatively affect the rate of growth of our business. The real estate market may be adversely impacted by many different factors, including lower than expected job growth or job losses resulting in reduced real estate demand; reduced real estate demand due to continued remote work policies or a period of elevated interest rates; rising interest rates, inflation, slowing transaction volumes and other macroeconomic trends that negatively impact investment returns; excessive speculative new construction in localized markets resulting in increased vacancy rates and diminished rent growth; unanticipated disasters or global health events; and other adverse events such as decreased growth in the working age population resulting in reduced demand for all types of real estate. In response to concerns over inflation, the U.S. Federal Reserve raised interest rates in each quarter of 2022 and the first, second and third quarters 2023. A downturn in the real estate market, including as a result of increased interest rates or a decline in leasing activity and absorption rates may affect our ability to generate revenues and may lead to more cancellations by our current or future customers, either of which could cause our revenues or our revenue growth rate to decline and reduce our profitability. A depressed real estate market has a negative impact on our core customer base, which could decrease demand for our information, analytics and online marketplaces. Also, companies in this industry may consolidate, often in order to reduce expenses. Consolidation, or other cost-cutting measures by our customers, may lead to cancellations of our information, analytics and online marketplace services by our customers, reduce the number of our existing clients, reduce the size of our target market or increase our clients’ bargaining power, all of which could cause our revenues to decline and reduce our profitability. If cancellations, reductions of services and failures to pay increase, and we are unable to offset the resulting decrease in revenues by increasing sales to new or existing customers, our revenues may decline or grow at lower rates.
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
Our business depends on retaining and attracting highly capable management and operating personnel. Our success depends in large part on our ability to retain and attract management and operating personnel, including our President and Chief Executive Officer, Andrew Florance, and our other officers and key employees. Our business requires highly skilled technical, sales, management, web product and development, marketing and research personnel, who are in high demand and are often subject to competing offers. The measures we use to attract and retain key personnel may not be enough to attract and retain the personnel we need or to offset the impact on our business of the loss of the services of Mr. Florance or other key officers or employees. If Mr. Florance were to become unavailable for any reason, there could be a material adverse impact on our operations. The loss of other key personnel, including members of management as well as key technology, product development, and marketing personnel, could also disrupt our operations and have an adverse effect on our business.

Our internal and external investments may place downward pressure on our operating margins. To increase our revenue growth, we continue to invest significantly in our business, including internal investments in product and content development to expand the breadth and depth of services we provide to our customers and external investments in sales and marketing to generate brand awareness and traffic to our websites. Our operating margins may experience downward pressure in the short term as a result of these investments. Furthermore, our investments may not produce the expected results. If we are unable to successfully execute our investment strategy, we may experience decreases in our revenues or revenue growth rate and operating margins.
Introducing new products may be difficult and expensive. If we are unable to do so successfully, our brands may be adversely affected, and we may not be able to maintain or grow our current revenue and profit levels. In February 2024 we launched our Homes.com monetization strategy. We have incurred, and expect to continue to incur, significant costs to develop and market Homes.com. If we are unable to attract and retain agent subscribers and consumers, we may not be able to execute our growth plans or recognize a return on the investments we have made into Homes.com. Failure to gain market acceptance for Homes.com could impede our ability to maintain or grow current revenue levels or reduce profits for our other brands, adversely affect the image of our brands, erode our competitive position, and result in long-term harm to our business and financial results. Extrapolations annualizing initial sales results may differ materially from actual results realized in future periods and may not take into account other future market conditions that may negatively affect those results.

We may be unable to increase awareness of our brands, including CoStar, LoopNet, Apartments.com, Homes.com Land.com, BizBuySell, STR, Ten-X, and OnTheMarket, which could adversely affect our business. We rely heavily on our brands, which we believe are key assets of our company. Awareness and differentiation of our brands are important for attracting and expanding the number of users of, and subscribers to, our online marketplaces, such as the LoopNet Network, the Apartments.com Network, our Homes.com and OnTheMarket residential marketplaces, the Land.com Network and our CoStar Showcase. We continue to invest significantly in sales and marketing as we seek to grow the numbers of users of, subscribers to and advertisers on, our marketplaces. Our methods of advertising may not be successful in increasing brand awareness or, ultimately, be cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brands, or if we are unable to recover our marketing and advertising costs through increased usage of our services and increased advertising on our websites, our business, results of operations and financial condition could be adversely affected.
If internet search engines do not prominently feature our websites on the search engine results page, traffic to our websites would decrease and, if we are unable to maintain or increase traffic to our marketplaces, our business and operating results could be adversely affected. Our ability to generate revenues from our marketplace business depends, in part, on our ability to attract users to our websites. Google, Bing, DuckDuckGo and other internet search engines drive traffic to our websites, including CoStar.com, the LoopNet Network, the Apartments.com Network, our Homes.com and OnTheMarket residential marketplaces, the Land.com Network, Ten-X.com and BizBuySell. For example, when a user enters in a search query for an apartment building name or address into an internet search engine, the internet search engine’s ranking of our Apartments.com or Homes.com webpages will determine how prominently such webpages are displayed on the search engine results page. Our ability to maintain prominent search result rankings and positioning is not entirely within our control. Our competitors’ SEO and SEM efforts may result in webpages from their websites receiving higher rankings than the webpages from our websites. Internet search engines could revise their algorithms and methodologies in ways that would adversely affect our search result rankings. Internet search engine providers could form partnerships or enter into other business relationships with our competitors resulting in competitors’ sites receiving higher search result rankings. Internet search engines are increasingly placing alternative search features (such as featured snippets, local map results and other immersive experiences) on the search engine results page above or more prominently than search engine results. If our search result rankings are not prominently displayed, traffic to our websites may decline which could slow the growth of our user base. Our websites have experienced fluctuations in search result rankings in the past and we anticipate similar fluctuations will occur in the future. If we experience a material reduction in the number of users directed to our websites through internet search engines or otherwise fail to maintain or increase traffic to our marketplaces, our ability to acquire additional subscribers or advertisers and deliver leads to and retain existing subscribers and advertisers could be adversely affected. As a result, our business, results of operations and financial condition could be adversely affected. Increases in our operating expenses could negatively impact our operating results if we are unable to generate more revenues through increased sales of subscriptions to our marketplace products. Additionally, the methods, including Google Analytics, that we use to measure unique visitors to our portals may misstate the actual number of unique persons who visit our network of mobile applications and websites for a given month or may differ from the methods used by competitors, which may impact the comparability of unique visitors between companies. Additionally, the methods, including Google Analytics, that we use to measure unique visitors to our portals may misstate the actual number of unique persons who visit our network of mobile applications and websites for a given month or may differ from the methods used by competitors, which may impact the comparability of unique visitors between companies.

If real estate professionals or other advertisers reduce or cancel their advertising spending with us and we are unable to attract new advertisers, our operating results would be harmed. Our marketplace businesses, including the LoopNet Network, the Apartments.com Network, our Homes.com and OnTheMarket residential marketplaces, CoStar Showcase and the Land.com Network, depend on advertising revenues generated primarily through sales to persons in the real estate industry, including broker, agents, property managers and owners, real estate agents, and other advertisers. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:
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
Further, with respect to the Apartments.com Network and LoopNet Networks, our ability to attract and retain advertisers also depends on the current apartment rental market and apartment vacancy rates and commercial rental market and vacancy rates, respectively. If vacancy rates are too high or too low, advertisers may not need to utilize our marketplace services.
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

We are also likely to incur severance costs and other integration costs post-acquisition. Costs in connection with acquisitions and integrations may be higher than expected and could adversely affect our financial condition, results of operations or prospects of the combined business. In addition, acquisitions involve numerous risks, including risks that we will not be able to realize or capitalize on synergies created through combinations; manage the integration of personnel and products or services; manage the integration of acquired infrastructure and controls; control potential increases in operating costs; manage geographically remote operations; maintain management’s attention on other business concerns and avoid potential disruptions in ongoing operations during an acquisition process or integration efforts; successfully enter markets and sectors in which we have either limited or no direct experience, including foreign markets whose practices, regulations or laws may pose increased risk; and retain key employees, clients or vendors and other business partners of the acquired companies. We may not successfully integrate acquired businesses or assets and may not achieve anticipated benefits of an acquisition, including expected synergies. For example, we may be unable to fully integrate BureauxLocaux, Business Immo and OnTheMarket with CoStar Group when and as expected.
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
External factors, such as compliance with laws and regulations and shifting market preferences, may also impact the successful integration of an acquired business. An acquired business could strain our system of internal controls and diminish its effectiveness. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt and substantial amortization expenses of other intangible assets. We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions, making it impossible or more costly to complete future acquisitions. If we are able to obtain financing, the terms may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time-consuming and costly to obtain or may be denied, as in the case of RentPath. If regulatory approval is obtained, the terms of any such approval may impose limitations on our ongoing operations or require us to divest assets or lines of business. If regulatory approval is denied, we may incur significant, additional costs payable to an acquisition target as a result of failure to close the transaction. For example, we incurred a termination fee of $52 million in connection with termination of the RentPath purchase agreement. Significant break-up fees incurred in the future may adversely affect our results of operations and financial condition.
As a result of our acquisitions, we had approximately $2.7 billion of goodwill and intangibles as of December 31, 2023. Future acquisitions may increase this amount. If we are required to recognize goodwill and intangibles impairment charges in the future, this would negatively affect our financial results in the periods of such charges, which may reduce our profitability.
Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business and financial condition. Our business relies on IT Systems and involves the generation, collection, storage, processing and transmission of Confidential Information, including personal information and proprietary business information, by us and by third-party providers we rely on. We own and manage IT Systems but also rely on third-party managed IT Systems and a broad array of third-party products and services to support our business operations. An increasing number of organizations, including large merchants, businesses, technology companies and financial institutions, as well as government institutions, have disclosed security incidents, disruptions to, and breaches of their or third-party providers’ IT Systems, some of which have involved sophisticated and highly targeted attacks, including on websites, mobile applications and infrastructure, following a trend of cyberattacks increasing in frequency and magnitude on a global basis.
Our IT Systems, or those of third parties on which we rely, may be disrupted or damaged and our Confidential Information may be compromised, corrupted, lost or stolen. The tools and techniques (including artificial intelligence) used to obtain unauthorized, improper or illegal access to a target’s systems, data or customers’ data, disable or degrade services, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated. It may be difficult to detect, investigate or remediate such cyber attacks quickly and such attacks often are not recognized or detected until after they have been launched against a target. We expect that unauthorized parties will continue to attempt to gain access to or disrupt our IT systems or facilities through various means, including hacking into IT Systems or facilities or those of our customers or vendors, malware (including ransomware) or attempting to fraudulently induce (for example, through spear phishing attacks or social engineering) our employees, customers, vendors or other users of IT Systems into disclosing access credentials or other sensitive information, which may in turn be used to access our IT Systems.
Numerous and evolving cybersecurity threats, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as advanced cyberattacks, phishing, social engineering schemes, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware, could compromise the confidentiality, availability and integrity of Confidential Information and our IT systems. Our efforts to prevent, detect and respond to data security incidents, may not be effective due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Further, the security measures and procedures our customers, vendors and other users of our systems have in place to protect IT Systems and Confidential Information may not be successful or sufficient to counter all data breaches, cyberattacks or system failures. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information.

Our IT Systems may be vulnerable to cyberattacks or security breaches, and third parties may be able to access our, our customers’ or our employees’ Confidential Information, including personal or proprietary information, that is stored on or accessible through those systems. We have experienced and expect to continue to experience in the future, cyberattacks as well as breaches of our security measures due to human error, malfeasance, system errors or vulnerabilities or other irregularities. In the past, one of our vendors providing IT infrastructure management software was compromised by cyberattacks. We are regularly exposed to vulnerabilities in widely deployed third-party software that we use in the ordinary course of business, such as the Log4J vulnerability. While these vulnerabilities did not have a material adverse effect on our operations, they and similar incidents require us to devote time and resources to monitoring and remediation on a regular basis.

In the past three years, we have not experienced a material cybersecurity incident, but any actual or perceived cybersecurity incidents or breaches of our security could result in any or all of the following, among other things, any of which could adversely affect our business and results of operations:
•Interrupt our operations;
•Result in our systems or services being unavailable;
•Result in improper disclosures of data;
•Result in improper payments;
•Materially harm our reputation and brands;
•Result in significant regulatory scrutiny, enforcement actions, legal proceedings and claims (including class action lawsuits) and other legal and financial exposure;
•Cause us to incur significant remediation, system restoration, incident response and compliance costs;
•Lead to loss of customer confidence in, or decreased use of, our products and services;
•Divert the attention of management from the operation of our business; and
•Result in significant contractual penalties or other payments as a result of third-party losses or claims.
In addition, any cyberattacks or data security breaches affecting companies that we acquire our customers or vendors (including data center and cloud computing providers) could have similar negative effects on our business. Further, we may not be able to recover any or all damages suffered as a result of such security breach or other security incident from such third-party providers. Notwithstanding our efforts, there can be no assurance that vulnerabilities in widely deployed software will not materially harm our business. Any breach of our security measures or the loss, inadvertent disclosure or unapproved dissemination of Confidential Information about us or our customers, including the potential loss or disclosure of such information or data, could result in litigation, regulatory enforcement and potential liability for us, damage our brand and reputation or otherwise materially harm our business, financial condition or competitive position.
The coverage under our insurance policies for cybersecurity and related issues may not be adequate to reimburse us for losses caused by cyberattacks or other security incidents or be available on economically reasonable terms or at all.
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
In addition, the software, internal applications and systems underlying our services are complex and may not be error-free. We may encounter technical problems when we attempt to enhance our software, internal applications and systems. Our users rely on our services to conduct their own businesses. Disruptions in, technical problems with, or reductions in ability to access our services for any reason could damage our users’ businesses, harm our reputation, result in additional costs or reduce demand for our information, analytics and online marketplace services, any of which could harm our business, results of operations and financial condition.
Amazon Web Services ("AWS") and Akamai Connected Cloud ("ACC") are distributed computing infrastructure platforms for business operations, commonly referred to as “cloud” computing services. We currently run a majority of our computing on AWS and ACC and have built our software and computer systems to use computing, storage capabilities, bandwidth, and other services provided by AWS and ACC. Given this, any significant disruption of or interference with AWS or ACC, whether temporary, regular, or prolonged, would negatively impact our operations and our business.
We also maintain communications, network and computer hardware used to operate some of our mobile applications and websites at facilities in Virginia and California. We do not own or control the operation of certain of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, security breaches, computer viruses, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, earthquakes and similar events. These risks may be increased with respect to operations housed at facilities we do not own or control. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur.
A failure of our systems at any site could result in reduced functionality for our users, and a total failure of our systems could cause our mobile applications or websites to be inaccessible. Problems faced or caused by our information technology service providers, including content distribution network providers, private network providers, internet service providers and third-party web-hosting providers, or with the systems by which they allocate capacity among their customers (as applicable), could adversely affect the experience of our users. Any financial difficulties, such as bankruptcy reorganization, faced by these third-party service providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party service providers are unable to keep up with our growing needs for capacity, our business could be harmed. In addition, if distribution channels for our mobile applications experience disruptions, such disruptions could adversely affect the ability of users and potential users to access or update our mobile applications, which could harm our business.
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
The significant costs associated with undertaking a large infrastructure project to build out our campus in Richmond, Virginia, have impacted and will continue to impact our financial condition and results of operations. In December 2021, we announced our plans to expand our research and technology center in Richmond, Virginia. These plans have required and will continue to require significant capital expenditures over the next several years and our business plans may change. Future changes in growth or fluctuations in cash flow may also negatively impact our ability to finance this project. Additionally, actual capital expenditures could vary materially from our projected capital expenditures, which could negatively impact our business, operating results and financial condition. If we are provided with any grants, tax credits, abatements or other incentives related to this expansion effort and do not meet requirements associated with those incentives, we may not be able to benefit from those incentives, which could cause the cost of the project to be significantly more than anticipated or significantly increase our taxes above what we currently expect. To date, we have financed construction with cash on hand and plan to finance the remainder of construction in the same way. Use of cash on hand to finance construction has and will continue to reduce the amount of cash available for other corporate uses and could also reduce our ability to meet our scheduled debt service obligations or to meet the covenants required to borrow additional funds under our 2020 Credit Agreement. Any of the foregoing may adversely affect our financial position and results of operations.
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
Our business and results of operations may be, and our financial condition may be, impacted by the lasting effects of the COVID-19 pandemic on the global economy, the real estate industry, and our customers and such impact could be materially adverse and continue for an unknown period of time. The COVID-19 pandemic created significant economic volatility, uncertainty and disruption around the world, including in the real estate industry.

The demand for office space decreased during and following the COVID-19 pandemic as businesses implemented hybrid or all work-from-home arrangements in response to employee desire for more flexibility, which may lead to a downturn in the commercial real estate market. A depressed commercial real estate market would have a negative impact on our core customer base, which could impact our customers’ ability to subscribe and pay for our services and reduce demand for our services. Reduced demand and increased cancellations could cause our revenues or our revenue growth rates to decline and reduce our profitability. The extent and duration of any future weakening of the economy or future downturns in the commercial real estate market as a lasting result of the COVID-19 pandemic is unknown, and there can be no assurance that any of the governmental or private sector initiatives designed to strengthen the economy will be successful or available to us and our customers and, if successful, when the benefits will be seen.
We are subject to a number of risks related to acceptance of credit cards and debit cards and facilitation of other customer payments.
We depend on processing vendors to process a significant number of credit and debit card transactions and ACH payments, for payments made to us directly for our services, by renters to landlords using our online leasing services, or by real estate agents to purchase our Homes.com services. If we or any one or more of these service providers fail to maintain adequate systems to authorize and process credit card transactions, one or more of the major credit card companies could disallow our continued use of their payment products. If we are unable to maintain our chargeback rate or refund rates at acceptable levels, our processing vendors may increase our transaction fees or terminate their relationships with us. We could lose customers if we are not able to continue to use payment products of the major credit card companies. Further, if we or any one or more of these service providers fail to maintain adequate systems for authorization and processing of credit, debit, ACH or similar payments or if any such service provider were to terminate or modify its relationship with us unexpectedly, our ability to process those customer transactions would be adversely affected, which could decrease sales, discourage customers away from our marketplace services, result in potential legal liability, and harm our business and reputation. In addition, if the systems for the authorization and processing of credit card transactions fail to work properly and, as a result, we do not charge our customers’ credit cards on a timely basis or at all, our business, revenue, results of operations and financial condition could be harmed.
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
We may not be able to successfully halt the operation of websites that aggregate our data, as well as data from other companies, or "copycat" websites that may misappropriate our data. We have expended significant resources to develop proprietary content and any misappropriation of our data could reduce that value of that content or our return on investment related to that content, which could harm our competitive position and results of operations. Third parties may misappropriate our data through website scraping, robots or other means and aggregate and display this data on their websites. Artificial intelligence is becoming increasingly powerful and sophisticated, and third parties may utilize artificial intelligence to misappropriate our data more quickly and at a larger scale than in the past. In addition, “copycat” websites may misappropriate data on our website and attempt to imitate our brands or the functionality of our website. We may not be able to detect all such websites in a timely manner and, even if we could, technological and legal measures available to us may be insufficient to stop their operations and the misappropriation of our data. Any measures that we may take to enforce our rights could require us to expend significant financial or other resources.
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
We may not be able to maintain or establish relationships with third-party listing providers, which could limit the information we have to power our products and services and impair our ability to attract or retain customers. Our ability to attract agents and consumers to our Homes.com Network, its websites and mobile applications and other residential real estate tools depends, to some degree, on us providing timely access to comprehensive and accurate real estate listings and information. We get listings data primarily from MLSs in the markets we serve. We also source listings data from public records, other third-party listing providers, and other sources. Many of our agreements with real estate listing providers may be terminated with limited notice or cause. Many of our competitors and other real estate websites have similar access to MLSs and listing data and may be able to source certain real estate information faster or more efficiently than we can. Because MLS participation is voluntary, brokers and homeowners may decline to post their listings data to their local MLS or may seek to change or limit the way that data is distributed. Another industry participant or group could create a new listings data service, which could impact the relative quality or quantity of information of our listing providers. The loss of existing relationships with MLSs and other listing providers, whether due to termination of agreements, loss of MLS memberships, or otherwise, changes to our rights to use or timely access listing data or an inability to continue to add new listing providers or changes to the way real estate information is shared, may negatively impact our listing data quality. This could markedly decrease the quantity and quality of the sale and rental data we provide, reduce customer confidence in our products and services and cause customers to go elsewhere for real estate listings and information, which could severely harm our business, results of operations and financial condition.
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
Risks related to our international operations
International operations expose us to additional business risks, which may reduce our profitability. Our international operations and expansion subject us to additional business risks, including: currency exchange rate fluctuations; difficulty in adapting to the differing business practices and laws in foreign countries, including differing laws regarding privacy and data protection; difficulty in managing foreign operations; limited protection for intellectual property rights in some countries; difficulty in collecting accounts receivable and longer collection periods; costs of enforcing contractual obligations; impact of recessions in economies outside the U.S.; geopolitical instability, terrorism and war; and potentially adverse tax consequences. In addition, international expansion imposes additional burdens on our executive and administrative personnel, systems development, research and sales departments and general managerial resources. If we are not able to manage our international operations successfully, we may incur higher expenses and our profitability may be reduced. Finally, the investment required for additional international expansion sometimes exceeds the profit generated from such expansion, which reduces our profitability and may adversely affect our financial position.
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
Risks related to our indebtedness
We have a significant amount of indebtedness, which could decrease our flexibility and adversely affect our business, financial condition and results of operations. As of December 31, 2023, we had $1 billion of Senior Notes outstanding and an additional approximately $750 million available to be drawn under the 2020 Credit Agreement. Borrowings under the 2020 Credit Agreement bear interest at varying rates and expose us to interest rate risk. There can be no assurance that our future cash flows will be sufficient to make payments of interest or principal on the Senior Notes or any amounts due and payable under the 2020 Credit Agreement. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all, and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Furthermore, we may incur substantial additional indebtedness, including secured indebtedness, and if we incur additional indebtedness or other liabilities, the related risks that we face could intensify.
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
In May 2023, we amended the 2020 Credit Agreement to replace LIBOR as the reference rate with Term SOFR for U.S. dollar-denominated borrowings, SONIA rates for Sterling-denominated borrowings and EURIBOR for Euro-denominated borrowings. It is unclear, however, whether SOFR, SONIA or EURIBOR will retain market acceptance as a LIBOR replacement tool, and we may need to renegotiate our 2020 Credit Agreement if other LIBOR alternatives are established and become more widely adopted. Each of SOFR, SONIA and EURIBOR differ from LIBOR, both in the actual rate and how it is calculated. It is not possible to predict what effect the change to SOFR, SONIA and EURIBOR may have on our interest rates.
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
Risks related to regulatory compliance and legal matters
Our actual or perceived failure to comply with privacy laws and standards could adversely affect our business, financial condition and results of operations. We depend on IT Systems. We own and manage some IT Systems but also rely on third-party service providers and vendors for a range of products and services, including cloud products/services, that are critical to internal and/or external customer-facing operations. In the course of our business, we and certain of our third-party providers collect, use, transmit and disclose Confidential Information, including personal data about our employees, current and potential customers and employees of third parties we work with.

As a result, we are subject to a variety of state, national and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information, including, but not limited to, the GDPR and CCPA. These laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. For example, the GDPR creates data protection requirements in the EU and UK and imposes substantial fines for breaches of the data protection rules. The GDPR increased our responsibility and liability in relation to personal data that we process. The CCPA, among other things, provides the rights to California residents related to their personal information, places limitations on data uses and creates new audit requirements for higher risk data. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Other state privacy laws apply to operations, and similar laws have been proposed, and likely will continue to be proposed, in other states and at the federal level, and if passed, may have potentially conflicting requirements that would make compliance challenging.

In addition to risks we face under applicable privacy laws, we are subject to evolving consumer protection and marketing laws and increased litigation and government enforcement by the Federal Trade Commission and state Attorneys General. These agencies are aggressively interpreting and enforcing federal and state consumer protection laws in relation to very broad sales and marketing and advertising contexts. There are also federal laws covering our activities that are a source of potential liability for our business, including the CAN-SPAM Act, the TCPA, and the FCRA. In particular, any claims that we have violated the TCPA could be costly to litigate and could expose us to substantial statutory damages or settlement costs.
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
Changes in tax laws, regulations or fiscal and tax policies or the manner of their interpretation or enforcement could adversely impact our financial performance. New tax laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business. In addition, from time to time, U.S. and foreign tax authorities, including state and local governments, consider legislation that could increase our effective tax rate. Further, the Organization for Economic Co-operation and Development has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. Although we do not expect Pillar 2 to have a material impact on our effective tax rate or our consolidated results of operations, financial position, and cash flows at this time, certain implementation details have yet to be developed, and the enactment of certain of these changes has not yet taken effect in all jurisdictions in which we operate. As a result, these changes may have adverse consequences for us, may increase our compliance costs and may increase the amount of tax we are required to pay in certain jurisdictions.

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

Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
Our cybersecurity risk management program is guided by the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements at all times, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Additionally, we engage a third-party vendor regularly to benchmark our information security program’s maturity against the NIST CSF.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include, but are not limited to the following:
a.Internal and external asset identification, assessment, monitoring and classification procedures to evaluate cybersecurity risks and inform mitigation efforts.
b.A security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our cyber processes, and (3) our cyber threat and incident response;
c.The use of external service providers, where appropriate, to assess defenses, analyze threat intelligence, or otherwise assist with aspects of our security controls;
d.Cybersecurity awareness training of our employees, software development teams, incident response personnel, and senior management;
e.A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and regular tabletop exercises to assess our response readiness; and
f.A third-party risk management process for key service providers, suppliers, and vendors who access critical systems and data based on risk profile.
We have not identified material risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Risk Factors – “Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business and financial condition.” and “Technical problems or disruptions that affect either our customers’ ability to access our services, or the software, internal applications, database and network systems underlying our services, could damage our reputation and lead to reduced demand for our information, analytics and online marketplace services, lower revenues and increased costs.”

Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
Our Audit Committee receives reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any significant cybersecurity incidents. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity.
Our management team is informed and monitors the prevention, detection, mitigation and remediation of cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes industry-recognized certifications, such as CISSP, CISM, and CISA, decades of experience as part of our IT team, and previous cybersecurity leadership positions at various Fortune 500 companies and U.S. Defense contractors.

Our management team is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
Item 2.    Properties
Our headquarters is located at 1331 L Street, NW, in downtown Washington, DC, where we occupy approximately 169,000 square feet of office space, with a lease that expires on May 31, 2025 (with two five-year renewal options). Our headquarters is used primarily by our North America operating segment. Our principal facility in the U.K. is located in London, where we occupy 42,000 square feet of office space. Our lease for this facility has a term ending August 31, 2025. This facility is used by our International operating segment, including our recent acquisition, OnTheMarket.
Our staff in Richmond, Virginia occupy an owned building located at 501 S 5th Street, where we occupy approximately 310,000 square feet, an owned building located at 901 Semmes Avenue, where we own and occupy approximately 117,000 square feet; and leased space at 951 E Byrd St., where we occupy approximately 97,000 square feet. These locations house research, product development and sales functions. All of our owned properties are held under fee simple ownership and are not materially encumbered.
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
Item 4.    Mine Safety Disclosures
Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CSGP.” As of January 31, 2024, there were 1,654 holders of record of our common stock.
Dividend Policy. We have never declared or paid any dividends on our common stock. We do not anticipate paying any dividends on our common stock during the foreseeable future, but intend to retain any earnings for future growth of our business.
Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the year ended December 31, 2023.
Issuer Purchases of Equity Securities. The following table is a summary of our repurchases of common stock for the quarter ended December 31, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

2023	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31	12,677	$76.89	—	—
November 1 through 30	14,445	73.48	—	—
December 1 through 31	8,252	88.25	—	—
Total	35,374	$78.15	—	—
___________________
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
The comparison covers the period beginning December 31, 2018 and ending on December 31, 2023, and assumes the reinvestment of any dividends. Note that this performance is historical and is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
CoStar Group, Inc.
S&P 500 Index
S&P 500 Internet Services & Infrastructure Index
DOLLARS
400
300
200
100
0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

Company / Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
CoStar Group, Inc.	$100.00	$177.36	$273.99	$234.27	$229.09	$259.06
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P 500 Internet Services & Infrastructure Index	100.00	134.46	156.09	178.95	137.79	160.76

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
Overview
Our principal information, analytics and online marketplace services are described in the following paragraphs by type of service:
CoStar
CoStar is our subscription-based integrated platform for commercial real estate intelligence, which includes information about office, industrial, retail, multifamily, hospitality and student housing properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news and market status and provides lease analytical, risk management, and hospitality benchmarking capabilities. CoStar's revenue growth rate for the year ended December 31, 2023 slowed compared to the year ended December 31, 2022. We expect CoStar's revenue growth rate for the year ending December 31, 2024 to be consistent with the revenue growth rate for the year ended December 31, 2023 primarily due to converting legacy STR customers to our new CoStar based benchmarking product offsetting lower inflation-based price adjustments.
Information Services
We provide real estate and lease management technology solutions, including lease administration, lease accounting and abstraction services, through our CoStar Real Estate Manager service offerings, as well as portfolio and debt analysis, management and reporting capabilities through our CoStar Risk Analytics service offerings. We also provide benchmarking and analytics for the hospitality industry both on a subscription basis and an ad hoc basis. We earn revenue on ad hoc transactions as reports or data are delivered to customers. We provide information services internationally, through our Business Immo, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. Information Services revenue growth rate for the year ended December 31, 2023 slowed compared to the year ended December 31, 2022. We expect Information Services' revenue growth rate for the year ending December 31, 2024 to slow compared to the revenue growth rate for the year ended December 31, 2023 as a result of transitioning legacy STR customers to our new CoStar based benchmarking product.
Multifamily
Apartments.com is the flagship brand of our apartment marketing network of subscription-based advertising services and provides property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. This network also earns transaction-based revenue primarily from providing online tenant applications, including background and credit checks, and rental payment processing. Multifamily's revenue growth rate for the year ended December 31, 2023 accelerated compared to the year ended December 31, 2022 as a result of higher sales volumes driven by increases in pricing on renewals and an increase in the number of properties listed on our network. We expect Multifamily's revenue growth rate for the year ending December 31, 2024 to moderate compared to the revenue growth rate for the year ended December 31, 2023 due to lower inflation-based price adjustments.
LoopNet
Our LoopNet network of commercial real estate websites offer subscription-based, online marketplace services that enable commercial property owners, landlords and real estate agents working on their behalf to advertise properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants use the LoopNet network of online marketplace services to search for available property listings that meet their criteria. LoopNet's revenue growth rate for the year ended December 31, 2023 accelerated compared to the year ended December 31, 2022, due to an increase in the average price per listing. We expect LoopNet's revenue growth rate for the year ending December 31, 2024 to slow compared to the revenue growth rate for the year ended December 31, 2023 as a result of disruptions related to transitioning sales and service activities to a dedicated LoopNet field sales team.
Residential
Our Homes.com Network and the acquisition of OnTheMarket have enabled us to expand our offerings to the residential for sale market. Homes.com is a homes for sale listings site that combines our proprietary research with listing information to allow homebuyers an informative and collaborative experience finding homes for sale or lease. Homes.com provides residential real estate professionals subscription-based access to applications that manage residential real estate agent workflow and receives transaction-based revenue for marketing campaigns delivered on third-party platforms. In February 2024, we began selling subscription memberships to promote the home listing as well as the agent in the sort order. OnTheMarket is a property portal in the U.K., which primarily offers subscriptions-based advertising services to agents. Residential's revenues for the year ended December 31, 2023 decreased compared to the year ended December 31, 2022, due to the discontinuation of certain non-strategic products and services. We expect Residential's revenues for the year ending December 31, 2024 to increase compared to the year ended December 31, 2023 due to the OnTheMarket Acquisition and the launch of our new Homes.com product.
Other Marketplaces
Our other marketplaces include Ten-X, an online auction platform for commercial real estate and our BizBuySell and Land.com networks. The BizBuySell network provides online marketplaces for businesses and franchises for sale, and THE Land.com network provides online marketplaces for rural land for sale. Other marketplaces' revenues for the year ended December 31, 2023 decreased compared to the year ended December 31, 2022, due to lower Ten-X transaction revenue, partially offset by growth in other products. We expect other marketplaces' revenues for the year ending December 31, 2024 to be consistent with the revenues for the year ended December 31, 2023.
Subscription-based Services
The majority of our revenue is generated from service offerings that are distributed to our clients under subscription-based agreements that typically renew automatically and have a term of at least one year. We recognize subscription revenues on a straight-line basis over the life of the contract.
For the years ended December 31, 2023, 2022 and 2021, our annualized net new bookings of subscription-based services on all contracts were approximately $286 million, $305 million and $217 million, respectively. Net new bookings is calculated based on the annualized amount of change in the Company's sales bookings resulting from new subscription-based contracts, changes to existing subscription-based contracts and cancellations of subscription-based contracts for the period reported. Net new bookings is calculated on all subscription-based contracts without regard to contract term. Net new bookings is considered an operating metric that is an indicator of future subscription revenue growth and is also used as a metric of sales force productivity by us and investors. However, information regarding net new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. Revenue from our subscription-based contracts were approximately 95%, 93% and 93% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. The increase in the percentage of our revenue from subscription-based contracts from 2022 to 2023 was primarily due to the growth in our subscription-based services.
For the trailing 12 months ended December 31, 2023, 2022 and 2021, our contract renewal rates for subscription-based services for contracts with a term of at least one year were approximately 90%, 90% and 92%, respectively; and, therefore, our cancellation rates for those services for the same periods were approximately 10%, 10% and 8%, respectively. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, we believe that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing 12-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our clients, reductions in customer spending or decreases in our customer base. Revenue from our subscription-based contracts with a term of at least one year were approximately 82%, 80% and 77% of total revenue for the trailing 12 months ended December 31, 2023, 2022 and 2021, respectively. The increase in the percentage of our revenue from subscription-based contracts for contracts with a term of at least one year from 2022 to 2023 was due to increases in sales of longer term advertising products. The decrease in the percentage of our revenue from subscription-based contracts with a term of at least one year from 2023 to 2022 was primarily due to the acquisitions of companies that contained a higher percentage of transaction-based revenue than our legacy businesses, as well as increases in sales of shorter term advertising products.
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
Our key priorities for the year ending December 31, 2024 currently include:
•Continuing to develop and invest in our residential marketplaces. For Homes.com we are creating additional content for neighborhoods, parks, schools and condos. In February 2024, we launched our new Homes.com subscription memberships to promote the home listing as well as the agent in the sort order on the website. We intend to create an expanded dedicated sales force, to supplement the efforts of our sales team already in place. We plan to increase our residential marketing investment, including the launch of a brand campaign.

For OnTheMarket, we plan to integrate OnTheMarket into the Company’s operations including additional investment in marketing, content creation and enhancing OnTheMarket’s website to improve performance and facilitate better search engine optimization.
•Continuing to enhance our facilities. We are expanding our research and technology center in Richmond, Virginia. We broke ground on the expansion in November 2022 and expect construction to be substantially completed in the first half of 2026. The expansion includes construction of two new buildings spanning 750,000 square feet and will bring our campus footprint to over 1 million square feet when completed. We plan to increase our research, technology, operations, software development, marketing and sales teams in this location.

In February 2024, we closed on the purchase of a building in Arlington, Virginia and we plan to build out a space for our employees. The lease on our current Washington, DC headquarters ends in 2025.
We expect our investment in these priorities will increase our research, selling and marketing and facilities expenses, including potential impairments of assets associated with the acquired building. Each of these will reduce our net income and may reduce our cash on hand for the year ending December 31, 2024 compared to the year ended December 31, 2023. We intend to continue to assess the need for additional investments in our business in order to develop and distribute new services and functionality within our current platform or expand the reach of, or otherwise improve, our current service offerings. Any future product development or expansion of services, combination and coordination of services or elimination of services or corporate expansion, development or restructuring efforts could reduce our profitability and increase our capital expenditures. Any new investments, changes to our service offerings or other unforeseen events could cause us to experience reduced revenues or generate losses and negative cash flow from operations in the future. Any development efforts must comply with our credit facility, which contains restrictive covenants that restrict our operations and use of our cash flow and may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.
For further discussion of our Company, strategy and products, see our business overview set forth in "Item 1. Business" in this Report.
Impacts of Current Economic Conditions
In response to the concerns over inflation risk, the U.S. Federal Reserve raised interest rates over the past two years. It is currently unclear how the commercial real estate industry will ultimately be impacted by the current economic conditions. Rising interest rates or a period of elevated interest rates may reduce demand for all types of real estate. If the demand for office space or other real estate decreases significantly, there could be a downturn in the commercial real estate market that may materially adversely affect many of our clients. A depressed commercial real estate market would have a negative impact on our core customer base, which could impact our customers’ ability to subscribe and pay for our services and reduce demand for our services. Reduced demand and increased cancellations could cause our revenues or our revenue growth rates to decline and reduce our profitability.
Non-GAAP Financial Measures
We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we may disclose include EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share. EBITDA is our net income before interest income or expense, net, other income or expense, net, loss on debt extinguishment, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the SEC. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs and settlements and impairments incurred outside our ordinary course of business. Adjusted EBITDA margin represents adjusted EBITDA divided by revenues for the period. Non-GAAP net income is determined by adjusting our net income for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, settlement and impairment costs incurred outside our ordinary course of business and loss on debt extinguishment, as well as amortization of acquired intangible assets and other related costs, and then subtracting an assumed provision for income taxes. Non-GAAP net income per diluted share is a non-GAAP financial measure that represents non-GAAP net income divided by the number of diluted shares outstanding for the period used in the calculation of GAAP net income per diluted share.
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
•The amount of restructuring costs incurred may be useful for investors to consider because they generally represent costs incurred in connection with a change in a contract or a change in the makeup of our properties or personnel. Because we do not carry out restructuring activities on a predictable cycle, we do not consider the amount of restructuring related costs to be a representative component of the day-to-day operating performance of our business.
The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring and related costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income. In addition to these exclusions from net income, we subtract an assumed provision for income taxes to calculate non-GAAP net income. In both 2023 and 2022, we assumed a 26% tax rate, which approximated our historical long-term statutory corporate tax rate, excluding the impact of discrete items.
Management compensates for the above-described limitations of using non-GAAP measures by using a non-GAAP measure only to supplement our GAAP results and to provide additional information that is useful to investors to understand the factors and trends affecting our business.
See Note 14 of the Notes to Consolidated Financial Statements included in Part IV of this Report for the reconciliation of our net income to our EBITDA.

Consolidated Results of Operations
The following table provides our selected consolidated results of operations for the indicated periods (in millions and as a percentage of total revenue):

	Year Ended December 31,
	2023		2022		2021
Revenues	$2,455.0	100%	$2,182.4	100%	$1,944.1	100%
Cost of revenues	491.5	20	414.0	19	357.2	18
Gross profit	1,963.5	80	1,768.4	81	1,586.9	82
Operating expenses:
Selling and marketing (excluding customer base amortization)	989.9	40	684.2	31	622.0	32
Software development	267.6	11	220.9	10	201.0	10
General and administrative	381.5	16	338.7	16	256.8	13
Customer base amortization	42.2	2	73.6	3	74.8	4
Total operating expenses(1)	1,681.2	68	1,317.4	60	1,154.6	59
Income from operations(1)	282.3	11	451.0	21	432.3	22
Interest income (expense), net	213.6	9	32.1	1	(31.6)	(2)
Other income, net	5.4	—	3.4	—	3.3	—
Income before income taxes(1)	501.3	20	486.5	22	404.0	21
Income tax expense	126.6	5	117.0	5	111.4	6
Net income(1)	$374.7	15%	$369.5	17%	$292.6	15%
__________________________
(1) Amounts may not foot due to rounding.
The following table provides our revenues by type of service (in millions and as a percentage of total revenue):

	Year Ended December 31,
	2023		2022		2021
CoStar	$925.2	38%	$837.0	38%	$722.8	37%
Information services	170.9	7	157.4	7	141.7	7
Multifamily	914.2	37	745.4	34	678.7	35
LoopNet	264.8	11	230.9	11	207.5	11
Residential	46.1	2	73.7	3	74.6	4
Other marketplaces	133.8	5	138.0	6	118.8	6
Total revenues(1)(2)	$2,455.0	100%	$2,182.4	100%	$1,944.1	100%
__________________________
(1) For further discussion of our Company, strategy and products, see our business overview set forth in "Item 1. Business" in this Report.
(2) Totals may not foot due to rounding.

Comparison of Year Ended December 31, 2023 and Year Ended December 31, 2022
The following table provides a comparison of our selected consolidated results of operations for the years ended December 31, 2023 and 2022 (in millions):

	2023	2022	Increase (Decrease)	Increase (Decrease)
Revenues:
CoStar	$925.2	$837.0	$88.2	10.5%
Information services	170.9	157.4	13.5	8.6
Multifamily	914.2	745.4	168.8	22.6
LoopNet	264.8	230.9	33.9	14.7
Residential	46.1	73.7	(27.6)	(37.4)
Other marketplaces	133.8	138.0	(4.2)	(3.0)
Total revenues	2,455.0	2,182.4	272.6	12.5
Cost of revenues	491.5	414.0	77.5	18.7
Gross profit	1,963.5	1,768.4	195.1	11.0
Operating expenses:
Selling and marketing (excluding customer base amortization)	989.9	684.2	305.7	44.7
Software development	267.6	220.9	46.7	21.1
General and administrative	381.5	338.7	42.8	12.6
Customer base amortization	42.2	73.6	(31.4)	(42.7)
Total operating expenses	1,681.2	1,317.4	363.8	27.6
Income from operations	282.3	451.0	(168.7)	(37.4)
Interest income, net	213.6	32.1	181.5	565.4
Other income, net	5.4	3.4	2.0	58.8
Income before income taxes	501.3	486.5	14.8	3.0
Income tax expense	126.6	117.0	9.6	8.2
Net income	$374.7	$369.5	$5.2	1.4%
Revenues. Revenues increased $273 million, or 12.5%, to $2.5 billion. The increase in our revenues included:
•an increase in Multifamily revenues of $169 million, or 22.6%, due to higher sales volume driven by an increase in the number of properties listed on our network and increases in pricing on renewals,
•an increase in CoStar revenues of $88 million, or 10.5%, due to higher sales volume driven by the impact of annual price increases and customer upgrades on contract renewals, as well as an increase in subscribers,
•an increase in LoopNet revenues of $34 million, or 14.7%, due to an increase in the average price for listings,
•an increase in Information services revenues of $14 million, or 8.6%, primarily attributable to an increase in revenues for STR of $7 million, CoStar Real Estate Manager of $5 million and $2 million of revenue related to the Business Immo Acquisition,
•a decrease in Residential revenues of $28 million, or 37.4%, due to the discontinuation of certain products and services that were inconsistent with our long-term business strategy partially offset by $2 million of revenue related to the OnTheMarket Acquisition and
•a decrease in Other marketplaces revenues of $4 million, or 3.0%, due to lower property volumes auctioned on Ten-X partially offset by increases in revenue of Land.com.
Gross Profit and Cost of Revenues. Gross profit increased $195 million, or 11.0%, to $2.0 billion in 2023, and the gross profit percentage decreased from 81% to 80%. The increase in gross profit was due to higher revenues partially offset by an increase in the cost of revenues. Cost of revenues increased $78 million, or 18.7% to $492 million and, as a percentage of revenues, increased from 19% to 20%. The increase in cost of revenues included:

•an increase in personnel costs of $61 million related to rising headcount to support our residential research efforts, and increases in salaries, bonus, stock-based compensation and benefits costs for our existing employees,
•an increase of $25 million in technology costs to host our database and products and
•an decrease of $11 million in expenses related to advertising purchased on behalf of customers.
Selling and Marketing Expenses. Selling and marketing expenses increased $306 million, or 44.7%, to $990 million and, as a percentage of revenues, increased from 31% to 40%. The increase included:
•an increase in marketing expenses of $244 million for advertising our brands,
•an increase in personnel and events costs of $63 million related to rising headcount in our sales force and increases in salaries, bonus, stock-based compensation and benefits costs for our existing employees and
Software Development Expenses. Software development expenses increased $47 million, or 21.1% to $268 million and, as a percentage of revenues, increased from 10% to 11%. The increase primarily included higher personnel costs of $42 million related to rising headcount to support our residential efforts and increases in salaries, bonus, stock-based compensation and benefits costs for our existing employees.
General and Administrative Expenses. General and administrative expenses increased $43 million, or 12.6%, to $382 million and, as a percentage of revenues, was consistent at 16%. The increase included:
•an increase of $17 million in credit loss expense primarily due to our expectations that the downturn in the commercial real estate market will increase delinquent trade receivables,
•an increase of $19 million in professional service costs due to diligence efforts associated with potential acquisitions and legal fees to defend our intellectual property rights and
•an increase of $11 million in personnel costs related to increases in salaries, bonus, stock-based compensation and benefits costs for our existing employees and rising headcount.
Customer Base Amortization Expense. Customer base amortization expense decreased $31 million, or 42.7%, to $42 million and, as a percentage of revenues, decreased from 3% to 2%. The decrease was primarily attributable to acceleration of amortization of $16 million related to eliminating certain usage fees for agent access to the Homesnap product recorded in 2022, as well as a reduction in amortization expense related to customer base assets acquired in the acquisitions of LoopNet, ForRent and Ten-X, which have been amortizing on an accelerated basis since the respective acquisitions.
Interest Income, Net. Interest income, net increased $182 million, or 565.4%, to $214 million due to an increase in interest earned on our cash equivalents.
Other Income, Net. Other income, net was insignificant for both the years ended December 31, 2023, and 2022.
Income Tax Expense. Income tax expense increased $10 million, or 8.2%, to $127 million and the effective tax rate increased 1% to 25% of income before income taxes. The increase in income tax expense was primarily attributable to additional income before income taxes and a benefit recognized in 2022 for state tax credits.
For a comparison of our results of operations for the fiscal year ended December 31, 2022 to the year ended December 31, 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on the Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 22, 2023.
Comparison of Business Segment Results for Year Ended December 31, 2023 and Year Ended December 31, 2022
We manage our business geographically in two operating segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific and Latin America. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is our net income before interest income or expense, net, other income or expense, net, loss on debt extinguishment, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of our business.
Segment Revenues. North America revenues increased $260 million, or 12.3%, to $2.4 billion and included:

•an increase in CoStar revenues of $86 million, or 10.7%, due to higher sales volume driven by the impact of annual price increases and customer upgrades on contract renewals, as well as an increase in subscribers,
•an increase in Information services revenues of $7 million, or 5.9%, primarily attributable to an increase in revenues for CoStar Real Estate Manager of $5 million and STR of $3 million,
•an increase in Multifamily revenues of $169 million, or 22.7%, due to higher sales volume driven by increases in pricing on renewals and an increase in the number of properties listed on our network,
•an increase in LoopNet revenues of $32 million, or 14.2%, due to an increase in the average price for listings,
•a decrease in Residential revenues of $30 million, or 40.4%, due to the discontinuation of certain products and services that were inconsistent with our long-term business strategy and
•a decrease in Other marketplaces revenues of $4 million, or 3.0%, due to the lower property volumes auctioned on Ten-X partially offset by increases in revenue of Land.com..
International revenues increased $13 million, or 16.9%, to $89 million and primarily included:
•an increase in Information services revenues of $6 million, or 18.8%, primarily attributable to an increase in revenues for STR of $4 million and $2 million of revenue related to the Business Immo Acquisition,
•an increase in CoStar revenues of $2 million, or 6.5%, due to higher sales volume driven by the impact of annual price increases and customer upgrades on contract renewals, as well as an increase in subscribers,
•an increase in LoopNet revenues of $2 million, or 30.6%, due to an increase in the average price for listings and
•$2 million of revenue related to the OnTheMarket Acquisition.
Segment EBITDA. North America EBITDA decreased to $403 million for the year ended December 31, 2023, from $577 million for the year ended December 31, 2022. The decrease in North America EBITDA was primarily due to increases in personnel costs, marketing costs, technology hosting costs, professional service fees, sales events costs, credit loss expense and occupancy costs partially offset by increases in revenues described above. International EBITDA decreased to a loss of $13 million for the year ended December 31, 2023 from $5 million for the year ended December 31, 2022. The decrease was due to increased personnel costs, partially offset by, an increase in revenue.
For a comparison of our business segment results of operations for the fiscal year ended December 31, 2022 to the year ended December 31, 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 22, 2023.
Liquidity and Capital Resources
We believe the balance of cash and cash equivalents, which was $5.2 billion as of December 31, 2023, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Our material cash requirements include the following contractual and other obligations.
Debt. As of December 31, 2023, we had outstanding an aggregate principal amount of $1.0 billion of Senior Notes due July 15, 2030. Future interest payments associated with the Senior Notes are $196.0 million, with $28.0 million payable within 12 months.
Leases. We have lease arrangements for office facilities, data centers and certain vehicles. As of December 31, 2023, we had fixed lease payment obligations of $110 million, with $39 million payable within 12 months.
Purchase Obligations. Our purchase obligations are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction and have an original term greater than one year. The services acquired under these agreements primarily relate to web hosting, sponsorship agreements, third-party data or listings and software subscriptions. As of December 31, 2023, we had purchase obligations of $264 million, with $81 million payable within 12 months.

Construction Commitments. We are expanding our Richmond, Virginia campus, which is expected to result in material cash requirements in 2024 and beyond. We broke ground on the expansion in November 2022 and expect construction to be substantially completed in the first half of 2026. We negotiated various tax incentives with the Commonwealth of Virginia and the City of Richmond including the allowance to use market-based income apportionment for income taxes and partial reimbursements of property tax assessments related to the value of the campus expansion. These incentives are conditional upon achieving job creation and capital expenditure targets from 2022 to 2029. Failure to meet these targets could result in a reduction of the value of the tax incentives and repayment of previous tax reductions. The value of the incentives is dependent on our taxable income.
We expect the total cost of construction, net of the estimated value of the tax incentives from 2023 to 2032, to be in the range of $450 – $600 million. We have engaged a project manager, architects and a general contractor on terms that generally require payments as services are provided or construction is performed. As of December 31, 2023, we have paid $128 million and we have committed to spend an additional $437 million as further work is performed under these contracts. We plan to amend these contracts to include additional commitments as construction progresses. Total cash expenditures for 2024 are expected to be approximately $385 million. We expect to fund the expansion with cash on hand.
In January 2024, the Company entered into a conditional purchase and sale agreement for an office building in Arlington, Virginia. The Company closed on the transaction in February 2024 along with an agreement to purchase the land underlying the building. These transactions totaled $340.0 million, inclusive of property taxes, titling insurance and other transaction costs and were paid with cash on hand.
Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies, and we expect to continue to make acquisitions.
Cash and cash equivalents increased to $5.2 billion as of December 31, 2023, compared to cash and cash equivalents of $5.0 billion as of December 31, 2022. The increase in cash and cash equivalents for the year ended December 31, 2023 was primarily due to cash flow from operations of $489.5 million, partially offset by spending on capital assets
Net cash provided by operating activities for the year ended December 31, 2023 was $489.5 million compared to $478.7 million for the year ended December 31, 2022. The $10.8 million increase was primarily due to higher net income, excluding certain non-cash expenses.
Net cash used in investing activities for the year ended December 31, 2023 was $238.6 million compared to $69.1 million for the year ended December 31, 2022. The change was primarily due to an increase in cash paid for acquisitions of $93.3 million, increased spending for the Richmond campus of $82.3 million, and a decrease in proceeds from sale of property and equipment and other assets of $30.1 million.
Net cash used in financing activities for the year ended December 31, 2023 was $3.7 million compared to net cash provided by financing activities of $734.0 million for the year ended December 31, 2022. The change was primarily due to $745.7 million of net proceeds from our September 2022 equity offering.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We consider policies relating to the following matters to be critical accounting policies:
•Intangible assets and goodwill;
•Income taxes;
•Revenue recognition; and
•Business combinations.

With respect to our accounting policy for intangible assets and goodwill, we further supplement in Note 2 of the Notes to the Consolidated Financial Statements included in Part IV of this Report with the following:
We assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments made by management relate to the expected useful lives of intangible assets and our ability to recover the carrying value of such assets. The accuracy of these judgments may be adversely affected by several factors, including the factors listed below:
•Significant underperformance relative to historical or projected future operating results;
•Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•Significant negative industry or economic trends; or
•Significant decline in our market capitalization relative to net book value for a sustained period.
When we determine that the carrying value of intangible assets may not be recovered based upon the existence of one or more of the above indicators, we test for impairment.
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
As of October 1, 2023, we assessed the relevant qualitative factors for our North America reporting unit and concluded that it was not more likely than not that the fair value of this reporting unit was less than its respective carrying amounts. We elected to bypass performing the qualitative screen and performed the first step quantitative analysis of the goodwill impairment test for our International reporting unit in 2023, which indicated that the fair value of this unit exceeded its carrying value. There have been no events or changes in circumstances as a result of our qualitative impairment analysis on October 1, 2023, that would indicate that the carrying value of each reporting unit may not be recoverable.
For an in-depth discussion of each of our significant accounting policies, including our critical accounting policies and further information regarding estimates and assumptions involved in their application, see Note 2 of the Notes to the Consolidated Financial Statements included in Part IV of this Report.
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
Fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For both the years ended December 31, 2023 and December 31, 2022, revenues denominated in foreign currencies were approximately 4%, of total revenue. For the years ended December 31, 2023 and December 31, 2022, our revenues would have decreased by approximately $10 million and $8 million, respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the years ended December 31, 2023 and December 31, 2022, our revenues would have increased by approximately 4% and $8 million, respectively, if the U.S. dollar exchange rate used weakened by 10%. Fluctuations in the exchange rates of revenues denominated in any other foreign currencies would have had an immaterial impact on our consolidated results. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of December 31, 2023, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $17.6 million.
We do not believe we have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2023. As of December 31, 2023, we had of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA-rated Government and Treasury Money Market Funds.
We are subject to interest rate market risk in connection with our revolving credit facility. On July 1, 2020, we entered into the 2020 Credit Agreement, which provides for variable rate borrowings of up to $750 million. On July 1, 2020, we issued $1.0 billion aggregate principal amount of Senior Notes. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all of our borrowings except for our credit facility are fixed rate, and no amounts were outstanding under our credit facility as of December 31, 2023. See Note 11 of the Notes to the Consolidated Financial Statements included in this Report for additional information regarding our 2020 Credit Agreement.
We had approximately $2.7 billion of goodwill and intangible assets as of December 31, 2023. As of December 31, 2023, we believe our intangible assets will be recoverable; however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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
As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 and were operating at a reasonable assurance level.
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
The Company’s internal control over financial reporting is supported by written policies and procedures, which (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of

Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.
Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company's financial statements included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting, a copy of which is included in this Report.
In December 2023, we completed the OnTheMarket Acquisition. As permitted by the SEC, we have elected to exclude the internal controls of this acquisition, which has not been integrated into our existing processes and controls, from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. The excluded financial position of OnTheMarket represented less than 1% of our total assets as of December 31, 2023, and less than 1% of our revenues and total operating costs for the year then ended. We will include the internal controls of OnTheMarket in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024.
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
The remaining information required by this Item is incorporated by reference to our Proxy Statement for our 2024 annual meeting of stockholders under the captions “Director Nominees,” “Executive Officers,” Corporate Governance Highlights,” “Board Committees,” “Insider trading arrangements and policies,” and, if applicable, “Delinquent Section 16(a) Reports.”
Item 11.    Executive Compensation
The information required by this Item is incorporated by reference to our Proxy Statement for our 2024 annual meeting of stockholders under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to our Proxy Statement for our 2024 annual meeting of stockholders under the captions “Equity Compensation Plan Information” and “Stock Ownership Information.”
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to our Proxy Statement for our 2024 annual meeting of stockholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters.”
Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to our Proxy Statement for our 2024 annual meeting of stockholders under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

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

*10.12
Form of 2007 Plan Restricted Stock Grant Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 22, 2007).

*10.13
Form of 2007 Plan Restricted Stock Unit Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K filed February 20, 2014).

*10.14
Form of 2007 Plan Incentive Stock Option Grant Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed February 24, 2009).

*10.15
Form of 2007 Plan Incentive Stock Option Grant Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed February 24, 2009).

*10.16
Form of 2007 Plan Nonqualified Stock Option Grant Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed February 24, 2009).

*10.17
Form of 2007 Plan Nonqualified Stock Option Grant Agreement between the Registrant and certain of its directors (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed February 24, 2009).

*10.18
Form of 2007 Plan Nonqualified Stock Option Grant Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed February 24, 2009).

*10.19
Form of 2007 Plan French Sub-Plan Restricted Stock Agreement between the Registrant and certain of its employees (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed February 29, 2008).

*10.20	CoStar Group, Inc. 2016 Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).
*10.21
Second Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-258220) filed with the SEC on July 28, 2021).

*10.22	Canadian Addendum to CoStar Group ESPP (filed herewith).
*10.23	CoStar Group, Inc. Management Stock Purchase Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed February 23, 2018).
*10.24	Summary of Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 24, 2013).
*10.25
Employment Agreement for Andrew C. Florance (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-47953) filed with the SEC on April 27, 1998).

*10.26
First Amendment to Andrew C. Florance Employment Agreement, effective January 1, 2009 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed February 24, 2009).

10.27
Form of Indemnification Agreement between the Registrant and each of its officers and directors (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2004).

10.28
Deed of Office Lease by and between GLL L-Street 1331, LLC and CoStar Realty Information, Inc., dated February 18, 2011, and made effective as of June 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on form 10-Q filed on April 29, 2011).

10.29
Second Amended and Restated Credit Agreement, dated as of July 1, 2020, by and among CoStar Group, Inc., as borrower, CoStar Realty Information, Inc., as co-borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2020)

10.30
First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 8, 2023, among CoStar Group, Inc., as borrower, CoStar Realty Information, Inc., as co-borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 26, 2023)

21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97	CoStar Group, Inc. Clawback Policy, effective September 13, 2023 (filed herewith).
101.INS
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).
* Management Contract or Compensatory Plan or Arrangement.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTAR GROUP, INC.

	By:	/s/ Andrew C. Florance
February 21, 2024		Andrew C. Florance
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

Signature	Capacity	Date

/s/ Michael R. Klein	Chairman of the Board	February 21, 2024
Michael R. Klein

/s/ Andrew C. Florance	Chief Executive Officer and	February 21, 2024
Andrew C. Florance	President and a Director
(Principal Executive Officer)

/s/ Scott T. Wheeler	Chief Financial Officer	February 21, 2024
Scott T. Wheeler	(Principal Financial and Accounting Officer)

/s/ Angelique G. Brunner	Director	February 21, 2024
Angelique G. Brunner

/s/ Michael J. Glosserman	Director	February 21, 2024
Michael J. Glosserman

/s/ John W. Hill	Director	February 21, 2024
John W. Hill

/s/ Laura Cox Kaplan	Director	February 21, 2024
Laura Cox Kaplan

/s/ Christopher J. Nassetta	Director	February 21, 2024
Christopher J. Nassetta

/s/ Louise S. Sams	Director	February 21, 2024
Louise S. Sams

/s/ Robert W. Musslewhite	Director	February 21, 2024
Robert W. Musslewhite

COSTAR GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CoStar Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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
As described in Note 2 to the consolidated financial statements, the Company derives revenues primarily by (i) providing access to its proprietary database of commercial real estate information and (ii) providing online marketplaces for professional property management companies, property owners, real estate agents and brokers and landlords, in each case, typically through a fixed fee for its subscription-based services. Revenues from subscription-based contracts are approximately 95% of total revenues for the current year and are recognized on a straight-line basis over the term of the agreement. The Company’s revenue recognition process involves several applications responsible for the initiation, processing, and recording of transactions. These applications interface with the Company’s enterprise resource planning system through automated and manual journal entries to accurately reflect revenue.

The process to calculate, aggregate, and record revenue relies on multiple internally developed and external software programs and systems and involves interfacing significant volumes of data across the systems. Auditing the Company's accounting for revenue from subscription-based contracts was challenging and complex due to the high volume of individually-low-monetary-value transactions, dependency on the effective design and operation of multiple applications, some of which are specifically designed for the Company's business, and the use of multiple data sources in the revenue recognition process. Given the complexity of the information technology (IT) environment, the required involvement of professionals with expertise in IT to identify, test, and evaluate the revenue data flows, systems, and automated controls, we considered the audit of the Company’s subscription revenue-generating transactions to be a critical audit matter.

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
February 21, 2024

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CoStar Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited CoStar Group, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CoStar Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CoStar Group, Inc. as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes of CoStar Group, Inc. and our report dated February 21, 2024 expressed an unqualified opinion thereon.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OnTheMarket Plc., which is included in the 2023 consolidated financial statements of the Company and constituted less than 1% and 1% of total and net assets, respectively, as of December 31, 2023, and less than 1% and less than 1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of OnTheMarket Plc.
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

/s/ Ernst & Young LLP

Tysons, Virginia
February 21, 2024

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2023	2022	2021

Revenues	$2,455.0	$2,182.4	$1,944.1
Cost of revenues	491.5	414.0	357.2
Gross profit	1,963.5	1,768.4	1,586.9

Operating expenses:
Selling and marketing (excluding customer base amortization)	989.9	684.2	622.0
Software development	267.6	220.9	201.0
General and administrative	381.5	338.7	256.8
Customer base amortization	42.2	73.6	74.8
	1,681.2	1,317.4	1,154.6
Income from operations	282.3	451.0	432.3
Interest income (expense), net	213.6	32.1	(31.6)
Other income, net	5.4	3.4	3.3
Income before income taxes	501.3	486.5	404.0
Income tax expense	126.6	117.0	111.4
Net income	$374.7	$369.5	$292.6

Net income per share — basic	$0.92	$0.93	$0.75
Net income per share — diluted	$0.92	$0.93	$0.74

Weighted-average outstanding shares — basic	405.3	396.3	392.2
Weighted-average outstanding shares — diluted	406.9	397.8	394.2
See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$374.7	$369.5	$292.6
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	11.5	(23.3)	(4.9)
Total other comprehensive income (loss)	11.5	(23.3)	(4.9)
Total comprehensive income	$386.2	$346.2	$287.7
See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$5,215.9	$4,968.0
Accounts receivable	213.2	166.1
Less: Allowance for credit losses	(23.2)	(12.2)
Accounts receivable, net	190.0	153.9
Prepaid expenses and other current assets	70.2	64.0
Total current assets	5,476.1	5,185.9
Deferred income taxes, net	4.3	9.7
Property and equipment, net	472.2	321.3
Lease right-of-use assets	79.8	80.4
Goodwill	2,386.2	2,314.8
Intangible assets, net	313.7	329.3
Deferred commission costs, net	167.7	142.5
Deposits and other assets	17.7	16.6
Income tax receivable	2.0	2.0
Total assets	$8,919.7	$8,402.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23.1	$28.6
Accrued wages and commissions	117.8	105.0
Accrued expenses	163.0	89.1
Income taxes payable	7.7	10.4
Lease liabilities	40.0	36.0
Deferred revenue	104.2	103.6
Total current liabilities	455.8	372.7

Long-term debt, net	990.5	989.2
Deferred income taxes, net	36.7	76.2
Income taxes payable	18.2	14.0
Lease and other long-term liabilities	79.9	80.4
Total liabilities	1,581.1	1,532.5

Stockholders’ equity:
Preferred stock, $0.01 par value; 2 million shares authorized; zero outstanding	—	—
Common stock, $0.01 par value; 1.2 billion shares authorized; 408.1 million and 406.7 million issued and outstanding as of December 31, 2023 and 2022, respectively	4.1	4.1
Additional paid-in capital	5,147.8	5,065.4
Accumulated other comprehensive loss	(17.6)	(29.1)
Retained earnings	2,204.3	1,829.6
Total stockholders’ equity	7,338.6	6,870.0
Total liabilities and stockholders’ equity	$8,919.7	$8,402.5
 See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	394.3	$3.9	$4,204.7	$(0.9)	$1,167.5	$5,375.2
Net income	—	—	—	—	292.6	292.6
Other comprehensive loss	—	—	—	(4.9)	—	(4.9)
Exercise of stock options	0.2	—	6.3	—	—	6.3
Restricted stock issued	0.9	—	—	—	—	—
Restricted stock grants surrendered	(0.6)	—	(33.3)	—	—	(33.3)
Stock-based compensation expense	—	—	62.6	—	—	62.6
Employee stock purchase plan	0.2	—	13.0	—	—	13.0
Balance at December 31, 2021	395.0	3.9	4,253.3	(5.8)	1,460.1	5,711.5
Net income	—	—	—	—	369.5	369.5
Other comprehensive loss	—	—	—	(23.3)	—	(23.3)
Restricted stock issued	1.5	0.1	—	—	—	0.1
Restricted stock grants surrendered	(0.7)	—	(23.1)	—	—	(23.1)
Stock-based compensation expense	—	—	74.6	—	—	74.6
Employee stock purchase plan	0.2	—	15.0	—	—	15.0
Stock issued for equity offerings, net of transaction costs	10.7	0.1	745.6	—	—	745.7
Balance at December 31, 2022	406.7	4.1	5,065.4	(29.1)	1,829.6	6,870.0
Net income	—	—	—	—	374.7	374.7
Other comprehensive income	—	—	—	11.5	—	11.5
Exercise of stock options	0.4	—	7.5	—	—	7.5
Restricted stock issued	1.4	—	—	—	—	—
Restricted stock grants surrendered	(0.7)	—	(23.2)	—	—	(23.2)
Stock-based compensation expense	—	—	83.6	—	—	83.6
Management stock purchase plan	0.1	—	(3.2)	—	—	(3.2)
Employee stock purchase plan	0.2	—	17.7	—	—	17.7
Balance at December 31, 2023	408.1	$4.1	$5,147.8	$(17.6)	$2,204.3	$7,338.6

See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$374.7	$369.5	$292.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107.5	137.9	139.6
Amortization of deferred commissions costs	95.2	76.1	63.4
Amortization of Senior Notes discount and issuance costs	2.4	2.4	2.3
Non-cash lease expense	30.0	38.5	28.5
Stock-based compensation expense	85.0	75.2	63.7
Deferred income taxes, net	(37.2)	(31.2)	24.2
Credit loss expense	35.0	18.3	10.9
Other operating activities, net	(3.2)	(2.4)	(0.7)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(66.6)	(46.4)	(29.6)
Prepaid expenses and other current assets	(16.2)	(17.9)	(14.9)
Deferred commissions	(120.2)	(116.8)	(72.0)
Accounts payable and other liabilities	33.9	23.2	(30.2)
Lease liabilities	(39.2)	(37.4)	(30.9)
Income taxes payable, net	10.7	(19.3)	5.9
Deferred revenue	(1.3)	6.8	17.4
Other assets	(1.0)	2.2	(0.5)
Net cash provided by operating activities	489.5	478.7	469.7

Investing activities:
Proceeds from sale and settlement of investments	3.8	0.9	—
Proceeds from sale of property and equipment and other assets	—	30.1	0.6
Purchase and construction of Richmond assets	(117.5)	(35.2)	(123.7)
Purchases of property and equipment and other assets	(25.3)	(58.6)	(65.2)
Cash paid for acquisitions, net of cash acquired	(99.6)	(6.3)	(193.0)
Net cash used in investing activities	(238.6)	(69.1)	(381.3)

Financing activities:
Payments of long-term debt assumed in acquisition	—	(2.2)	—
Repurchase of restricted stock to satisfy tax withholding obligations	(26.4)	(23.0)	(33.3)
Proceeds from equity offering, net of transaction costs	—	745.7	—
Proceeds from exercise of stock options and employee stock purchase plan	23.4	13.5	18.0
Other financing activities	(0.7)	—	(0.4)
Net cash (used in) provided by financing activities	(3.7)	734.0	(15.7)

Effect of foreign currency exchange rates on cash and cash equivalents	0.7	(2.7)	(1.5)
Net increase in cash and cash equivalents	247.9	1,140.9	71.2
Cash and cash equivalents at beginning of year	4,968.0	3,827.1	3,755.9
Cash and cash equivalents at end of year	$5,215.9	$4,968.0	$3,827.1

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow disclosures:
Interest paid	$30.7	$29.9	$31.5
Income taxes paid	$163.2	$169.2	$82.1

Supplemental non-cash investing and financing activities:
Consideration owed for acquisitions	$7.6	$—	$0.1
Accrued capital expenditures and non-cash landlord incentives	$28.9	$14.7	$2.1
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company acquired Homes.com, BureauxLocaux, Business Immo, and OnTheMarket in May 2021, October 2021, April 2022 and December 2023, respectively. Through our Homes.com Acquisition and OnTheMarket Acquisition, we also offer online platforms that manage workflow and marketing for residential real estate agents and brokers and provide portals for homebuyers to view residential property listings. See Note 5 for further discussion of these acquisitions.
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
Revenue Recognition
The Company derives revenues primarily by (i) providing access to its proprietary database of commercial real estate information and (ii) providing online marketplaces for professional property management companies, property owners, real estate agents and brokers and landlords, in each case, typically through a fixed monthly fee for its subscription-based services. Other subscription-based services include (i) real estate and lease management solutions to commercial customers, real estate investors and lenders, (ii) access to applications to manage workflow and advertising and marketing services for residential real estate agents through its Homes.com Network and the acquisition of OnTheMarket, (iii) benchmarking and analytics for the hospitality industry and (iv) market research, portfolio and debt analysis, management and reporting capabilities.
Subscription contract rates are generally based on the number of sites, number of users, organization size, the client’s business focus, geography, the number of properties reported on or analyzed, the number and types of services to which a client subscribes, the number of properties a client advertises and the prominence and placement of a client's advertised properties in the search results. The Company’s subscription-based license agreements typically renew automatically, and a majority have a term of at least one year. Revenue from our subscription-based contracts was approximately 95%, 93% and 93% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively.
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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cost of Revenues
Cost of revenues principally consists of salaries, benefits, bonuses, stock-based compensation expenses and other indirect costs for the Company's researchers who collect and analyze the real estate data that is the basis for the Company's information, analytics and online marketplaces and for employees that support these products. Additionally, cost of revenues includes the cost of data from third-party data sources, product hosting costs, and costs related to advertising purchased on behalf of customers, credit card and other transaction fees relating to processing customer transactions, which are expensed as incurred, and the amortization of acquired trade names, technology and certain other intangible assets.
Foreign Currency Translation
The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other income, net in the consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized net foreign currency gains of $3.0 million, $1.4 million, and a loss of $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, which are included in other income, net on the consolidated statements of operations.
Accumulated Other Comprehensive Loss

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of accumulated other comprehensive loss, net of tax, were as follows (in millions):

	As of December 31,
	2023	2022
Foreign currency translation loss	$(17.6)	$(29.1)
Total accumulated other comprehensive loss	$(17.6)	$(29.1)
There were no amounts reclassified out of accumulated other comprehensive loss to the consolidated statements of operations for both the years ended December 31, 2023 and 2022.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs include digital marketing, television, radio, print and other media advertising. Advertising costs were $549.6 million, $305.7 million and $312.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determining the grant date fair value of all stock-based awards, the Company considers whether it is in possession of any material, non-public information that upon its release would have a material effect on its share price, and if so, whether the observable share price or expected volatility assumptions used in determining the fair value of the awards should be adjusted.
Stock-based compensation expense for stock options, restricted stock awards and restricted stock units issued under equity incentive plans, stock purchases under the ESPP, DSUs and Matching RSUs awarded under the MSPP included in the Company’s consolidated statements of operations were as follows (in millions):

	Year Ended December 31,
	2023	2022		2021
Cost of revenues	$14.3	$12.6		$11.2
Selling and marketing (excluding customer base amortization)	9.1	7.8	7.8	6.3
Software development	17.5	13.0		12.5
General and administrative	44.1	41.8		33.7
Total stock-based compensation expense	$85.0	$75.2		$63.7

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $5.2 billion and $5.0 billion as of December 31, 2023 and 2022, respectively. The Company had no restricted cash as of December 31, 2023 and 2022.
Concentration of Credit Risk and Financial Instruments
The Company’s customer base creates a lack of dependence on any individual customer that mitigates the risk of nonpayment of the Company’s accounts receivable. No single customer accounted for more than 5% of the Company’s revenues for each of the years ended December 31, 2023, 2022 and 2021. The carrying amount of the accounts receivable approximates the net realizable value.
The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation-insured limits. The Company manages its credit risk associated with cash concentrations by diversifying cash holdings across AAA rated Government and Treasury Money Market Funds and multiple high quality financial institutions, and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Historically, the Company has not experienced any losses due to such cash concentrations.
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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Leases
The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at the commencement of the arrangement, at which time the Company also measures and recognizes an ROU asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. For the purposes of recognizing ROU assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient to not recognize a ROU asset or lease liability for short-term leases, which are leases with a term of 12 months or less. The lease term is defined as the noncancelable portion of the lease term, plus any periods covered by an option to extend the lease if it is reasonably certain that the option will be exercised.
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
Lease costs related to the Company's operating leases are generally recognized as a single ratable lease cost over the lease term. ROU assets resulting from finance leases are accounted for as property and equipment, net.
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

Buildings	Twenty to thirty-nine years
Land	Indefinite
Aircrafts	Ten to twenty years
Furniture and office equipment	Five to ten years
Vehicles	Four to five years
Computer hardware and software	Three to five years
Leasehold improvements	Shorter of lease terms or useful life

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Qualifying internal-use software costs incurred during the application development stage, which consist primarily of internal product development costs, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company removes fully depreciated property and equipment from the cost and accumulated depreciation amounts disclosed in the period they become fully depreciated.
In January 2021, the Company purchased an office building located in Richmond, Virginia, together with the land and assumed an existing lease for a purchase price of $131 million, inclusive of property taxes, title insurance and other transaction costs. The purchase of the Richmond building was accounted for as an asset acquisition, including an intangible asset for the assumed lease. The assumed lease terminated in the year ending December 31 2023. The net impact from the lease arrangement is recorded in other income, net on the consolidated statements of operations and was not material. The Company has broken ground on an expansion of its campus in Richmond, Virginia and acquired a small office building near the campus to facilitate employee staging while the expansion is being constructed. The capitalized spending associated with these efforts is recorded in the purchase and construction of Richmond assets line of the consolidated statements of cash flows.
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
During 2022, the Company ceased using leased properties in California and Maryland as part of efforts to centralize its workforce, which resulted in an impairment charge of $9 million for lease ROU assets and property and equipment related to abandoned leases. The impairment was recorded in the general and administrative expense line of the consolidated statements of operations. The leases related to the North America segment.
Acquired technology and data, customer base assets, trade names and other intangible assets are related to the Company’s acquisitions. Acquired technology and data is amortized on a straight-line basis over periods ranging from 2 years to 7 years. Acquired intangible assets characterized as customer base assets consist of acquired customer contracts and the related customer relationships and are amortized over periods ranging from 3 years to 13 years. Acquired customer bases are amortized on an accelerated or straight-line basis depending on the expected economic benefit of the intangible asset. Acquired trade names and other intangible assets are amortized on a straight-line basis over periods ranging from 3 years to 15 years. The Company removes fully amortized intangible assets from the cost and accumulated amortization amounts disclosed.
Goodwill represents the future economic benefits arising from a business combination and is calculated as the excess of the purchase consideration paid in a business combination over the fair value of the net identifiable assets acquired. Goodwill is not amortized, but instead is assigned to each of the Company's reporting units and tested for impairment at least annually, on October 1, or more frequently if an event or other circumstance indicates that the fair value of a reporting unit may be below its carrying amount. The Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or elect to bypass the qualitative assessment. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or the Company elects to bypass the qualitative assessment, the Company then performs a quantitative assessment by determining the fair value of each reporting unit. The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates including the discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company's forecasts, business plans, economic projections and anticipated future cash flows. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.
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
Business Combinations
The Company includes the results of operations of the businesses that it acquires from the date of acquisition. The Company generally allocates the purchase consideration to the tangible assets acquired and liabilities assumed and intangible assets acquired based on their estimated fair values on the date of the acquisition. The purchase price is generally determined based on the fair value of the assets transferred, liabilities assumed and equity interests issued, after considering any transactions that are separate from the business combination. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The Company applies significant assumptions, estimates and judgments in determining the fair value of assets acquired and liabilities assumed on the acquisition date, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology and acquired trade names, useful lives, royalty rates and discount rates. Estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any adjustments to provisional amounts that are identified during the measurement period, not to exceed one year from the date of acquisition, are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
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
Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the consolidated statements of operations.
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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to debt, contracts, hedging relationships and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied to all contracts that are accounted for under a Topic, Subtopic or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. Originally, the guidance was effective for fiscal years beginning after January 1, 2021, including interim periods within those fiscal years. However, in response to the deferral of the cessation date for certain overnight LIBOR measures, the FASB issued ASU 2022-06 on December 21, 2022, which extends the sunset date of Topic 848 to December 31, 2024. The Company's 2020 Credit Agreement provides for a $750 million revolving credit facility and a letter of credit sublimit of $20 million, with interest rates previously benchmarked to LIBOR. The Company adopted this accounting pronouncement with the execution of the First Amendment to the 2020 Credit Agreement in May 2023. This guidance provides an optional practical expedient that allows a qualifying modification to be accounted for as a debt modification rather than be analyzed under existing guidance to determine if the modification should be accounted for as a debt extinguishment. In adopting this accounting standard, we have elected to apply this optional expedient. Adopting this accounting standard did not have a material impact on the Company's consolidated financial statements and related disclosures.
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
In November 2023, the FASB issued ASU No. 2023-07 (Topic 280), Improvements to Reportable Segment Disclosures. The ASU primarily will require enhanced disclosures about significant segment expenses. Additionally, it requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09 (Topic 740), Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as an expansion of other income tax disclosures. The ASU is effective on a prospective basis for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
The Company provides information, analytics and online marketplaces to the commercial real estate industry, hospitality industry, residential industry and related professionals. Revenues by operating segment and type of service consist of the following (in millions):

	Year Ended December 31,
	2023			2022			2021
	North America	International	Total	North America	International	Total	North America	International	Total
CoStar	$886.0	$39.2	$925.2	$800.2	$36.8	$837.0	$686.9	$35.9	$722.8
Information services	132.4	38.5	170.9	125.0	32.4	157.4	113.8	27.9	141.7
Multifamily	914.2	—	914.2	745.4	—	745.4	678.7	—	678.7
LoopNet	255.4	9.4	264.8	223.7	7.2	230.9	204.8	2.7	207.5
Residential	43.9	2.2	46.1	73.7	—	73.7	74.6	—	74.6
Other Marketplaces	133.8	—	133.8	138.0	—	138.0	118.8	—	118.8
Total revenues	$2,365.7	$89.3	$2,455.0	$2,106.0	$76.4	$2,182.4	$1,877.6	$66.5	$1,944.1
Deferred Revenue
Deferred revenue as of December 31, 2023 and 2022 was as follows (in millions):

		December 31,
Balance	Balance Sheet Caption	2023	2022
Current portion	Deferred revenue	$104.2	$103.6
Non-current portion	Lease and other long-term liabilities	0.1	0.2
Total deferred revenue		$104.3	$103.8
Changes in deferred revenue for the period were as follows (in millions):

Balance at December 31, 2022(1)	$103.8
Revenue recognized in the current period from the amounts in the beginning balance	(103.8)
New deferrals, net of amounts recognized in the current period	103.4
Effects of foreign currency	0.9
Balance at December 31, 2023(2)	$104.3
__________________________
(1) This balance includes $1.8 million of net new deferrals recognized in connection with business acquisitions made in 2022. See Note 5 for further discussion of acquisitions.
(2) This balance includes $1.0 million of net new deferrals recognized in connection with business acquisitions made in 2023. See Note 5 for further discussion of acquisitions.
Contract Assets
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Contract assets as of December 31, 2023 and 2022 were as follows (in millions):

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31,
Balance	Balance Sheet Caption	2023	2022
Current portion	Prepaid expenses and other current assets	$5.8	$4.0
Non-current portion	Deposits and other assets	8.0	8.4
Total contract assets		$13.8	$12.4
Revenue recognized from contract assets for the years ended December 31, 2023 and 2022 were $1.4 million and $3.2 million, respectively.
Commissions
Commissions expense is included in selling and marketing expense in the Company's consolidated statements of operations. The Company determined that no deferred commissions were impaired as of both December 31, 2023 and 2022. Commissions expense activity for the years ended December 31, 2023, 2022 and 2021, was as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Commissions incurred	$173.5	$162.1	$117.3
Commissions capitalized in the current period	(120.2)	(116.8)	(72.0)
Amortization of deferred commissions costs	95.2	76.1	63.4
Total commissions expense	$148.5	$121.4	$108.7
See Note 2 for the Company's policy on accounting for commissions.
Unsatisfied Performance Obligations
Remaining contract consideration for which revenue had not been recognized due to unsatisfied performance obligations was $409.6 million as of December 31, 2023, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.ALLOWANCE FOR CREDIT LOSSES
The following tables detail the activity related to the allowance for credit losses for trade receivables by portfolio segment (in millions):

	Year Ended December 31, 2023
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2022	$4.5	$1.1	$4.3	$1.4	$0.9	$12.2
Current-period provision (release) for expected credit losses	22.1	1.4	4.9	6.0	0.6	35.0
Write-offs charged against the allowance, net of recoveries and other	(16.9)	—	(1.9)	(4.7)	(0.5)	(24.0)
Ending balance at December 31, 2023	$9.7	$2.5	$7.3	$2.7	$1.0	$23.2
-

	Year Ended December 31, 2022
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2021	$5.4	$1.8	$3.4	$2.0	$0.8	$13.4
Current-period provision (release) for expected credit losses	9.2	(0.6)	5.8	3.8	0.1	18.3
Write-offs charged against the allowance, net of recoveries and other	(10.1)	(0.1)	(4.9)	(4.4)	—	(19.5)
Ending balance at December 31, 2022	$4.5	$1.1	$4.3	$1.4	$0.9	$12.2

	Year Ended December 31, 2021
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2020	$5.6	$2.7	$4.4	$1.7	$0.8	$15.2
Current-period provision for expected credit losses	5.6	(0.4)	3.1	2.6	—	10.9
Write-offs charged against the allowance, net of recoveries and other	(5.8)	(0.5)	(4.1)	(2.3)	—	(12.7)
Ending balance at December 31, 2021	$5.4	$1.8	$3.4	$2.0	$0.8	$13.4
Credit loss expense is included in general and administrative expenses on the consolidated statements of operations. Credit loss expense related to contract assets was not material for the years ended December 31, 2023, 2022 and 2021. The majority of the Residential portfolio segment revenue is e-commerce based and does not result in accounts receivable.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    ACQUISITIONS
OnTheMarket
On December 12, 2023, CoStar UK acquired OnTheMarket, the operator of onthemarket.com, a U.K. residential property portal. At the time of closing, CoStar UK acquired all of the then issued ordinary share capital of OnTheMarket for cash consideration of 110 pence per share or £94.0 million ($117.9 million). OnTheMarket had certain share option contracts that had not been exercised at the time of closing for which CoStar UK has established a liability for £2.0 million ($2.6 million). This resulted in total consideration of £96.0 million ($120.4 million). Certain shares outstanding at the time of the closing resulted from contracts held by employees of OnTheMarket or its subsidiaries that required OnTheMarket to withhold income and employment taxes of £4.0 million ($5.1 million) which represented consideration payable at December 31, 2023 and were remitted in January 2024.
The following table summarized the amounts recorded for acquired assets and assumed liabilities recorded at their fair value as of the closing date of the acquisition (in millions):

Preliminary: December 12, 2023
Cash and cash equivalents	$18.2
Accounts receivable	2.3
Goodwill	62.8
Intangible assets	55.2
Accrued expenses	(12.7)
Accrued wages and commissions	(2.0)
Deferred income taxes, net	(3.0)
Other assets and liabilities	(0.4)
Fair value of identifiable net assets acquired	$120.4
The net assets of OnTheMarket were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations and appropriate discount rates. The purchase price allocation is preliminary, subject primarily to the Company's assessment of certain tax matters, contingencies and intangibles valuation. The estimated fair value of the customer base assets incorporated significant assumptions that had a material impact on the estimated fair value, such as discount rates, projected revenue growth rates, customer attrition rates and profit margins.
The following table summarizes the fair values (in millions) of the identifiable intangible assets acquired in the OnTheMarket Acquisition included in the Company's International operating segment, their related estimated useful lives (in years) and their respective amortization methods:

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Customer base	$42.0	8	Accelerated
Trade name	10.2	15	Straight-line
Technology	3.0	2	Straight-line
Total intangible assets	$55.2

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the OnTheMarket Acquisition includes, but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with international operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $62.8 million of goodwill recorded as part of the acquisition is associated with the Company's International operating segment, of which none is expected to be deductible for income tax purposes. Transaction costs associated with the OnTheMarket Acquisition were $11.0 million.
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
Homes.com
In May 2021, the Company closed the Homes.com Acquisition, in which the Company acquired all of the issued and outstanding equity interests in Homes Group for a purchase price of $150.0 million in cash, subject to customary working capital and other post-closing adjustments which resulted in total consideration of $152.2 million. Homes Group operates Homes.com, a residential marketplace hosted on the website Homes.com and mobile apps that provided real estate advertising and marketing services. In November 2022 CoStar Group integrated the operations of Homes.com and Homesnap.
The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair values as of the acquisition date (in millions):

Final: May 24, 2021
Cash and cash equivalents	$—
Accounts receivable	1.8
Lease right-of-use assets	0.4
Goodwill	91.9
Intangible assets	53.4
Deferred income taxes, net	7.9
Lease liabilities	(0.4)
Deferred revenue	(1.5)
Other assets and liabilities	(1.3)
Fair value of identifiable net assets acquired	$152.2
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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the fair values (in millions) of the identifiable intangible assets acquired in the Homes.com Acquisition included in the Company's North America operating segment, their related estimated useful lives (in years) and their respective amortization methods:

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Customer base	$32.0	8	Accelerated
Trade name	21.0	15	Straight-line
Technology	0.4	2	Straight-line
Total intangible assets	$53.4
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
Pro Forma Financial Information (unaudited)
The unaudited pro forma financial information presented below reflects the consolidated results of operations of the Company assuming the OnTheMarket Acquisition had taken place on January 1, 2022 and was as follows (in millions, except per share data):

	Year Ended December 31,
	2023	2022
Revenue	$2,494.0	$2,224.3
Net income	$371.9	$361.9
Net income per share - basic	$0.91	$0.91
Net income per share - diluted	$0.91	$0.91
The impact of the OnTheMarket Acquisition on the Company's revenue and net income in the consolidated statements of operations from December 12, 2023 through December 31, 2023 was not material.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma financial information presented below reflects the consolidated results of operations of the Company assuming the Homes.com Acquisition had taken place on January 1, 2020 and was as follows (in millions, except per share data):

Year Ended December 31,
2021
Revenue	$1,962.1
Net income	$286.7
Net income per share - basic	$0.74
Net income per share - diluted	$0.73
The unaudited pro forma financial information for all periods presented includes amortization charges from acquired intangible assets, retention compensation, as referenced above, and the related tax effects, along with certain other accounting effects, but excludes the impacts of any expected operational synergies. The unaudited pro forma financial information, as presented above, is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had not taken on place on the dates listed above.
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
The Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $5.1 billion and $4.8 billion as of December 31, 2023 and 2022, respectively. The Company had no Level 2 or Level 3 financial assets measured at fair value.
The Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, accrued expenses and Senior Notes. The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of December 31, 2023 and 2022. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $0.9 billion and $0.8 billion as of December 31, 2023 and 2022, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    LEASES
The Company has operating and finance leases for its office facilities, data centers, and vehicles. The Company's leases have remaining terms up to eight years. The leases contain various renewal and termination options. The period that is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. The period that is subject to an option to terminate the lease is included if it is reasonably certain that the option will not be exercised.
Lease costs related to the Company's operating and finance leases included in the consolidated statements of operations were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating lease costs:
Cost of revenues	$10.0	$8.4	$10.1
Software development	6.3	7.2	6.9
Selling and marketing (excluding customer base amortization)	15.4	12.6	11.9
General and administrative	4.0	5.4	5.9
Total operating lease costs	35.7	33.6	34.8
Finance lease costs:
Amortization of ROU assets	0.8	—	—
Interest on lease liabilities	0.2	—	—
Total finance lease costs	1.0	—	—
Total lease costs	$36.7	$33.6	$34.8
Finance lease costs primarily relate to vehicles used by the Company's research teams, and the amortization of the ROU assets are recorded to cost of revenue in the consolidated statements of operations. The impact of lease costs related to short-term leases was not material for the years ended December 31, 2023, 2022 and 2021.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to operating leases was as follows ($ in millions):

		Year Ended December 31,
Balance	Balance Sheet Location	2023	2022
Operating lease liabilities		$109.9	$118.3
Less: imputed interest		(7.0)	(6.2)
Present value of lease liabilities		102.9	112.1
Less: current portion of lease liabilities	Lease liabilities	36.9	36.0
Long-term lease liabilities	Lease and other long-term liabilities	$66.0	$76.1

Weighted-average remaining lease term in years		3.9	3.6
Weighted-average discount rate		3.6%	3.1%
ROU Assets	Lease right-of-use assets	$79.8	$80.4

Finance lease liabilities		$14.6	$—
Less: imputed interest		(1.6)	—
Present value of lease liabilities		13.0	—
Less: current portion of lease liabilities	Lease liabilities	3.1	—
Long-term lease liabilities	Lease and other long-term liabilities	$9.9	$—

Weighted-average remaining lease term in years		3.8	0
Weighted-average discount rate		7.8%	—%
ROU Assets	Property and equipment, net	$10.8	$—
Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$44.9	$41.6	$37.3
Operating cash flows used in finance leases	$0.2	$—	$—
Financing cash flows used in finance leases	$0.7	$—	$—

ROU assets obtained in exchange for lease new obligations:
Operating leases	$29.1	$20.0	$34.2
Finance leases	$13.6	$—	$—

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.    PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in millions):

	December 31,
	2023	2022
Leasehold improvements	$87.8	$108.9
Furniture, office equipment and vehicles	73.4	52.6
Computer hardware and software	56.3	43.8
Aircrafts	44.2	44.2
Land	52.2	52.2
Buildings	263.8	105.1
Property and equipment, gross	577.7	406.8
Accumulated depreciation and amortization	(105.5)	(85.5)
Property and equipment, net	$472.2	$321.3
Costs capitalized in connection with the expansion of our Richmond, Virginia campus were included in Buildings in the above table as of December 31, 2023. Depreciation expense for property and equipment was approximately $33.8 million, $29.1 million and $29.0 million, for the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023 and 2022, the Company removed $14.1 million and $27.6 million, respectively, of property and equipment that was fully depreciated from property and equipment, gross and accumulated depreciation and amortization, which had no net impact on the Company's financial results.
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
9.    GOODWILL
The changes in the carrying amount of goodwill by operating segment consist of the following (in millions):

	North America	International	Total
Goodwill, December 31, 2021	$2,145.8	$175.2	$2,321.0
Acquisitions, including measurement period adjustments(1)	3.4	7.1	10.5
Effect of foreign currency translation	—	(16.7)	(16.7)
Goodwill, December 31, 2022	2,149.2	165.6	2,314.8
Acquisitions, including measurement period adjustments	—	62.8	62.8
Effect of foreign currency translation	—	8.6	8.6
Goodwill, December 31, 2023	$2,149.2	$237.0	$2,386.2
__________________________
(1) North America goodwill recorded during the year ended December 31, 2022 relates to a measurement period adjustment for income taxes for Homes.com of $3.4 million. International goodwill recorded in connection with the Business Immo Acquisition was $7.1 million.
(2) International goodwill generated during the year ended December 31, 2023 from the OnTheMarket Acquisition was $62.8 million.
Goodwill generated from acquisitions completed in 2023 and 2022 was not deductible for tax purposes.
No impairments of the Company's goodwill were recognized during each of the years ended December 31, 2023, 2022 and 2021.
10.    INTANGIBLE ASSETS
Intangible assets consist of the following (in millions, except amortization period data):

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,		Weighted- Average Amortization Period (in years)
	2023	2022
Acquired technology and data	$36.3	$40.4	5
Accumulated amortization	(21.0)	(20.7)
Acquired technology and data, net	15.3	19.7

Acquired customer base	509.5	464.2	10
Accumulated amortization	(330.7)	(287.0)
Acquired customer base, net	178.8	177.2

Acquired trade names and other intangible assets	258.9	247.4	13
Accumulated amortization	(139.3)	(115.0)
Acquired trade names and other intangible assets, net	119.6	132.4

Intangible assets, net	$313.7	$329.3
Amortization expense for intangible assets was approximately $73.7 million, $102.6 million and $103.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company removed $7.4 million, $87.7 million, and $171.0 million, respectively, of intangible assets that were fully amortized from the acquired intangible assets and accumulated amortization, which had no net impact on the Company's financial results.
In the aggregate, the Company expects the future amortization expense for intangible assets existing as of December 31, 2023 to be approximately $70.8 million, $54.8 million, $43.3 million, $34.7 million and $30.8 million for the years ending December 31, 2024, 2025, 2026, 2027 and 2028, respectively.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No impairments of the Company's intangible assets were recognized during each of the years ended December 31, 2023, 2022 and 2021. The Company decided to eliminate usage fees related to agent access to a Homesnap product charged to a specific customer class. This resulted in an acceleration of $16.3 million of amortization expense in 2022 for acquired customer base for this customer class.
11.    LONG-TERM DEBT
The table below presents the components of outstanding debt (in millions):

	December 31,
	2023	2022
2.800% Senior Notes due July 15, 2030	$1,000.0	$1,000.0
2020 Credit Agreement, due July 1, 2025	—	—
Total face amount of long-term debt	1,000.0	1,000.0
Senior Notes unamortized discount and issuance costs	(9.5)	(10.8)
Long-term debt, net	$990.5	$989.2
Senior Notes
On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act, and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Senior Notes), and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries and the indenture governing the Senior Notes contains covenants, events of default and other customary provisions with which the Company was in compliance as of December 31, 2023.
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
The 2020 Credit Agreement includes covenants, including ones that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) merge or consolidate with another person, and (v) sell, assign, lease or otherwise dispose of all or substantially all of our assets. In May 2023, the Company amended the 2020 Credit Agreement to replace LIBOR as the reference rate with Term SOFR for U.S. dollar-denominated borrowings, SONIA rates for Sterling-denominated borrowings and EURIBOR for Euro-denominated borrowings.
As of December 31, 2023, the Company is in a Covenant Suspension Period. During any Covenant Suspension Period, the Company will not be subject to certain of these covenants such as restrictions on the ability to incur indebtedness. The 2020 Credit Agreement also requires the Company to maintain a Total Leverage Ratio (as defined in the 2020 Credit Agreement) not exceeding 4.50 to 1.00. The Company was in compliance with the covenants in the 2020 Credit Agreement as of December 31, 2023.
As of December 31, 2023, the Company had no amounts drawn under this facility.
The Company had $1.6 million and $2.7 million of deferred debt issuance costs as of December 31, 2023 and 2022, respectively, in connection with the 2020 Credit Agreement. These amounts are included in deposits and other assets on the Company's consolidated balance sheets.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2023, 2022 and 2021, the Company recognized interest expense as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Interest on outstanding borrowings	$28.0	$28.0	$28.0
Amortization of Senior Notes discount and issuance costs	2.4	2.3	2.3
Interest capitalized for construction in process	(1.6)	—	—
Commitment fees and other	2.6	2.0	2.0
Total interest expense	$31.4	$32.3	$32.3

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.    INCOME TAXES
The components of the provision for income taxes attributable to operations consist of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$126.3	$116.3	$61.3
State	36.6	31.2	24.6
Foreign	0.9	0.7	1.3
Total current	163.8	148.2	87.2
Deferred:
Federal	(31.7)	(20.4)	22.9
State	(2.9)	(9.6)	8.5
Foreign	(2.6)	(1.2)	(7.2)
Total deferred	(37.2)	(31.2)	24.2
Total provision for income taxes	$126.6	$117.0	$111.4
The components of deferred tax assets and liabilities consist of the following (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Allowance for credit losses	$5.8	$3.4
Accrued compensation	11.9	4.6
Stock compensation	15.3	20.4
Net operating losses	34.7	26.8
Accrued reserve and other	5.8	6.7
Lease liabilities	21.8	26.4
Capitalized research and development costs	92.4	45.4
Research and development credits	4.5	6.1
Total deferred tax assets, prior to valuation allowance	192.2	139.8

Valuation allowance	(9.0)	(5.2)
Total deferred tax assets, net of valuation allowance	183.2	134.6

Deferred tax liabilities:
Deferred commission costs, net	(42.3)	(36.1)
Lease right-of-use assets	(16.0)	(18.2)
Prepaid expenses	(4.1)	(3.2)
Property and equipment, net	(25.1)	(25.8)
Intangible assets, net	(128.1)	(117.8)
Total deferred tax liabilities	(215.6)	(201.1)

Net deferred tax liabilities	$(32.4)	$(66.5)
For both the years ended December 31, 2023 and 2022, the Company has not recognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries that were deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.
As of both December 31, 2023 and 2022, a valuation allowance has been established for certain deferred tax assets due to the uncertainty of realization. The valuation allowance as of both December 31, 2023 and 2022 includes an allowance for acquired net operating losses and foreign deferred tax assets.

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
The Company’s change in valuation allowance was an increase of approximately $3.8 million for the year ended December 31, 2023 and a decrease of approximately $0.5 million for the year ended December 31, 2022. The increase for the year ended December 31, 2023 was primarily due to an increase in foreign net operating loss deferred tax assets for which a full valuation allowance has been established. The decrease for the year ended December 31, 2022 was primarily due to an international restructuring.
The Company had U.S. income before income taxes of approximately $526.7 million, $493.2 million and $408.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company had foreign losses before income taxes of approximately $25.4 million, $6.7 million and $4.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Expected federal income tax provision at statutory rate	$105.3	$102.1	$84.8
State income taxes, net of federal benefit	27.4	21.5	21.0
Increase (decrease) in valuation allowance	1.9	(0.5)	(5.0)
Research credits	(20.2)	(17.5)	(13.1)
Excess tax benefit	(5.9)	(1.8)	(10.9)
Tax reserves	4.2	1.5	(12.8)
Nondeductible compensation	8.8	11.4	10.4
International restructuring	0.1	(3.9)	34.9
Other adjustments	5.0	4.2	2.1
Income tax expense	$126.6	$117.0	$111.4
The Company has net operating loss carryforwards for international income tax purposes of approximately $77.3 million that do not expire. The Company has federal net operating loss carryforwards of approximately $71.3 million that begin to expire in 2033, state net operating loss carryforwards with a tax value of approximately $0.4 million that begin to expire in 2033 and state income tax credit carryforwards with a tax value of approximately $8.0 million primarily relating to state research and development credits and the D.C. qualified high technology company tax credit that begin to expire in 2024. The Company realized a cash benefit relating to the use of its tax loss carryforwards of approximately $5.9 million, $12.6 million and $14.1 million in December 31, 2023, 2022 and 2021, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Unrecognized tax benefit as of December 31, 2020	$28.9
Increase for current year tax positions	3.1
Decrease for prior year tax positions	(5.4)
Decrease for settlements with taxing authorities	(9.9)
Expiration of the statute of limitation for assessment of taxes	(1.9)
Unrecognized tax benefit as of December 31, 2021	14.8
Increase for current year tax positions	3.4
Increase for prior year tax positions	0.3
Expiration of the statute of limitation for assessment of taxes	(2.3)
Unrecognized tax benefit as of December 31, 2022	16.2
Increase for current year tax positions	4.4
Increase for prior year tax positions	1.7
Expiration of the statute of limitation for assessment of taxes	(2.4)
Unrecognized tax benefit as of December 31, 2023	$19.9
Approximately $19.9 million and $16.2 million of the unrecognized tax benefits as of December 31, 2023 and 2022, respectively, would favorably affect the annual effective tax rate if recognized in future periods. The increase for current year tax positions of $4.4 million and increase for prior year tax positions of $1.7 million for the year ended December 31, 2023 were primarily attributable to research credits and state apportionment reserves. The decrease for expiration of the statute of limitation of $2.4 million for the year ended December 31, 2023 was attributable to research credits. The Company recognized $0.7 million, recognized $0.1 million and reversed $0.4 million for interest and penalties in its consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively. The Company had liabilities of $1.4 million, $0.7 million, and $0.6 million for interest and penalties in its consolidated balance sheets as of December 31, 2023, 2022 and 2021, respectively. The Company does not anticipate the amount of the unrecognized tax benefits will change significantly over the next 12 months.
The Company is subject to taxation in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company’s federal income tax returns for tax years 2015 and 2020 through 2022 remain open to examination. Most of the Company’s state income tax returns for tax years 2020 through 2022 remain open to examination. For states that have a four-year statute of limitations, the state income tax returns for tax years 2019 through 2022 remain open to examination. The Company’s U.K. income tax return for tax year 2022 remains open to examination. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations.
13.    COMMITMENTS AND CONTINGENCIES
The following summarizes the Company's significant contractual obligations, including related payments due by period, as of December 31, 2023 (in millions):

Year Ending December 31,	Operating lease obligations	Finance lease obligations	Long-term debt principal payments	Long-term debt principal interest payments
2024	$39.0	$3.9	$—	$28.0
2025	25.4	3.9	—	28.0
2026	15.1	3.9	—	28.0
2027	13.1	2.9	—	28.0
2028	10.7	—	—	28.0
Thereafter	6.6	—	1,000.0	56.0
Total	$109.9	$14.6	$1,000.0	$196.0
The Company leases office facilities under various non-cancelable operating leases, as well as, data centers, and vehicles under finance lease arrangements. The leases contain various renewal options.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 7 for further discussion of the Company's lease commitments.
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
Summarized EBITDA information by operating segment consists of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
North America	$403.0	$577.3	$557.1
International	(13.2)	5.4	7.9
Total EBITDA	$389.8	$582.7	$565.0
The reconciliation of net income to EBITDA consists of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Net income	$374.7	$369.5	$292.6
Amortization of acquired intangible assets in cost of revenues	31.5	29.0	28.8
Amortization of acquired intangible assets in operating expenses	42.2	73.6	74.8
Depreciation and other amortization	33.8	29.1	29.1
Interest (income) expense, net	(213.6)	(32.1)	31.6
Other (income), net	(5.4)	(3.4)	(3.3)
Income tax expense	126.6	117.0	111.4
EBITDA	$389.8	$582.7	$565.0
37

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized information by operating segment consists of the following (in millions):

	December 31,
	2023	2022
Property and equipment, net
North America	$465.7	$320.3
International	6.5	1.0
Total property and equipment, net	$472.2	$321.3

Goodwill
North America	$2,149.2	$2,149.2
International	237.0	165.6
Total goodwill	$2,386.2	$2,314.8

Assets
North America	$8,505.5	$8,146.3
International	414.2	256.2
Total assets	$8,919.7	$8,402.5

Liabilities
North America	$1,499.7	$1,486.3
International	81.4	46.2
Total liabilities	$1,581.1	$1,532.5

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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.    NET INCOME PER SHARE
The following table sets forth the calculation of basic and diluted net income per share (in millions, except per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$374.7	$369.5	$292.6
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	405.3	396.3	392.2
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	1.6	1.5	2.0
Denominator for diluted net income per share — weighted-average outstanding shares	406.9	397.8	394.2

Net income per share — basic	$0.92	$0.93	$0.75
Net income per share — diluted	$0.92	$0.93	$0.74

The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in millions):

	Year Ended December 31,
	2023	2022	2021
Performance-based restricted stock awards	0.2	0.4	0.4
Anti-dilutive securities	0.7	1.0	0.4
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
The 2016 Plan provides for the grant of stock options, restricted stock, restricted stock units and stock appreciation rights to officers, employees and directors of the Company and its subsidiaries. Stock options granted under the 2016 Plan may be non-qualified or may qualify as incentive stock options. Except in limited circumstances related to a merger or other acquisition, the exercise price for an option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period for each grant of options, restricted stock, restricted stock units and stock appreciation rights under the 2016 Plan is determined by the Board of Directors or a committee thereof and is generally three to four years, subject to minimum vesting periods for restricted stock and restricted stock units of at least one year. In some cases, vesting of awards under the 2016 Plan may be based on performance conditions. The Company initially reserved approximately 22.7 million shares of common stock for issuance under the 2016 Plan, which included shares of common stock that were authorized and remained available for issuance under the 2007 Plan as of June 9, 2016. Any shares of common stock subject to (a) outstanding awards under the 2007 Plan as of June 9, 2016 or (b) outstanding awards under the 2016 Plan after June 9, 2016, that cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised or settled in vested and nonforfeitable shares) will become authorized and unissued under the 2016 Plan. Pursuant to the terms of the 2016 Plan, all amounts reserved or issued under the plan were adjusted to reflect the Company’s ten-for-one common stock split. Unless terminated sooner, the 2016 Plan will terminate in June 2026, but will continue to govern

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unexercised and unexpired awards issued under the 2016 Plan prior to that date. Approximately 13.4 million shares were available for future grant under the 2016 Plan as of December 31, 2023.
At December 31, 2023, there was approximately $115.3 million of unrecognized compensation cost related to stock incentive plans, net of estimated forfeitures, which the Company expects to recognize over a weighted-average-period of 2.4 years. The income tax benefit realized from stock-based compensation was $6.8 million, immaterial  and $2.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
See Notes 2 and 12 for further discussion of stock-based compensation expense and income taxes, respectively.
Stock Options
Option activity was as follows:

	Number of Shares	Range of Exercise Price	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	2,023,100	$10.22 - $66.65	$34.18	6.99	$117.8
Granted	159,000	$91.98	$91.98
Exercised	(206,000)	$20.49 - $39.82	$30.78
Outstanding at December 31, 2021	1,976,100	$10.22 - $91.98	$39.18	6.24	$80.8
Granted	202,100	$67.29	$67.29
Exercised	—
Canceled or expired	—
Outstanding at December 31, 2022	2,178,200	$10.22 - $91.98	$41.79	5.60	$79.6
Granted	140,800	$76.78	$76.78
Exercised	(419,340)	$10.22 - $34.21	$17.77
Canceled or expired	—
Outstanding at December 31, 2023	1,899,660	$20.49 - $91.98	$49.69	5.53	$72.4

Exercisable at December 31, 2021	1,473,420	$10.22 - $66.65	$29.55	5.59	$72.9
Exercisable at December 31, 2022	1,766,070	$10.22 - $91.98	$34.40	4.96	$76.5
Exercisable at December 31, 2023	1,571,105	$20.49 - $91.98	$44.32	4.93	$68.1
The aggregate intrinsic value of outstanding options is calculated as the difference between (i) the closing price of the common stock at the end of the period and (ii) the exercise price of the underlying awards, multiplied by the number of outstanding options as of the end of the period that had an exercise price less than the closing price on that date. The aggregate intrinsic value of options exercised, determined as of the exercise date, was approximately $24.3 million and $11.0 million for the years ended December 31, 2023 and 2021, respectively. No options were exercised in the year ended December 31, 2022.
The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions in the following table:

	Year Ended December 31,
	2023	2022	2021
Dividend yield	0%	0%	0%
Expected volatility	35%	31%	30%
Risk-free interest rate	3.96%	1.89%	0.56%
Expected life (in years)	5	5	5
Weighted-average grant date fair value	$28.87	$20.43	$25.09

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
The following table summarizes information regarding options outstanding at December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$20.49 - $27.35	346,000	3.16	$20.49	346,000	$20.49
$27.36 - $37.02	354,090	4.16	$34.21	354,090	$34.21
$37.03 - $53.24	385,670	5.10	$39.82	385,670	$39.82
$53.25 - $66.97	312,000	6.10	$66.65	312,000	$66.65
$66.98 - $91.98	501,900	8.09	$77.77	173,345	$82.39
	1,899,660	5.53	$49.69	1,571,105	$44.32
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
The vesting of restricted common stock is subject to continuing employment requirements. Certain performance-based restricted common stock awards are also subject to a market condition such that the actual number of shares that vest at the end of the respective three-year period is determined based on the Company’s achievement of performance goals and an established Company specific TSR factor relative to the S&P 500 Index over the same three-year performance period. At the end of the three-year performance period, if the performance condition is achieved at or above the pre-established threshold, the number of shares earned is further adjusted by a TSR payout percentage, which ranges between 80% and 120%, based on the Company’s TSR performance relative to that of S&P 500 Index over the respective three-year period.
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

	Year Ended December 31,
	2023	2022	2021
Dividend yield	0%	0%	0%
Expected volatility	37%	34%	42%
Risk-free interest rate	4.31%	1.71%	0.20%
Expected life (in years)	3	3	3
Weighted-average grant date fair value	$81.58	$71.19	$99.73

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected dividend yield is determined based on the Company's past cash dividend history and anticipated future cash dividend payments. The Company has never declared nor paid any dividends on its common stock and does not anticipate paying any dividends on its common stock during the foreseeable future, but intends to retain any earnings for future growth of its business. Expected volatility is calculated based on historical volatility of the daily closing price of the common stock of the companies within the S&P 500 Index over a period consistent with the expected life of the awards. The risk-free interest rate is based on the U.S. Treasury rate with terms similar to the expected life of the awards. The expected life is consistent with the performance measurement period of the awards.
As of December 31, 2023, the Company determined that it was probable that at least the minimum performance goals associated with restricted stock awards with performance and market conditions granted during 2023, 2022 and 2021 would be met by their forfeiture dates. The Company recorded a total of approximately $13.6 million, $11.9 million and $8.0 million of stock-based compensation expense related to restricted stock awards with performance and market conditions for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company expects to record an aggregate stock-based compensation expense of approximately $14.0 million for restricted stock awards with performance and market conditions over the periods 2024, 2025 and 2026.
The following table presents unvested restricted stock awards activity for the year ended December 31, 2023:

	Restricted Stock Awards — without Market Condition		Restricted Stock Awards — with Market Condition
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock awards at December 31, 2022	2,061,894	$67.15	620,880	$80.55
Granted	1,096,446	$73.27	283,440	$81.58
Vested	(787,883)	$66.51	(90,408)	$72.69
Canceled	(230,546)	$68.58	(132,792)	$72.69
Unvested restricted stock awards at December 31, 2023	2,139,911	$70.38	681,120	$83.56
Restricted Stock Units
The following table presents unvested restricted stock units activity for the year ended December 31, 2023:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock units at December 31, 2022	21,560	$65.24
Granted	10,465	$70.74
Vested	(8,129)	$65.77
Canceled	(977)	$68.34
Unvested restricted stock units at December 31, 2023	22,919	$67.43
Management Stock Purchase Plan
The Board of Directors adopted the Company’s Management Stock Purchase Plan in December 2017 with the intent of providing selected key employees of the Company and its subsidiaries, including the Company's executive officers, the opportunity to defer a portion of their cash incentive compensation and to align management and stockholder interests through awards of DSUs under the MSPP and awards of Matching RSUs issued under the 2016 Plan. Under this plan participants are permitted to elect to defer up to 100% of their annual incentive bonus or commissions earned during the year by submitting an irrevocable election in accordance with Section 409A of the Internal Revenue Code, as amended. On the date the incentive bonus or commission would otherwise be paid in cash (typically during the following calendar year), the Company awards the participant DSUs representing the number of shares of common stock with an aggregate fair market value on that date equal to the amount of compensation elected to be deferred under the MSPP. On the same date the DSUs are awarded, the participant

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receives a grant of Matching RSUs covering the number of shares of common stock equal up to 100% of the DSUs granted. The expense related to the DSUs is recognized on a straight-line basis during the period that the related incentive bonus or commission is earned. The Company granted 82,374 and 75,479 DSUs during the years 2023 and 2022, respectively. The expense related to the Matching RSUs is recognized over the four-year vesting period following the grant date.
The following tables presents the Matching RSU activity for the year ended December 31, 2023:

	Number of Matching RSU Shares	Weighted-Average Grant Date Fair Value per Share
Unvested MSPP restricted stock units at December 31, 2022	180,431	$60.52
Granted	82,374	$67.36
Vested	(52,710)	$46.91
Canceled	(13,128)	$66.67
Unvested MSPP restricted stock units at December 31, 2023	196,967	$66.61
Employee 401(k) Plan
The Company maintains a 401(k) Plan as a defined contribution retirement plan for all eligible employees. The 401(k) Plan provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the IRS. In addition to the traditional 401(k), effective January 1, 2015, eligible employees have the option of making an after-tax contribution to a Roth 401(k) plan or a combination of both. In each of 2023, 2022 and 2021, the Company matched 100% of employee contributions up to a maximum of 4% of total compensation. Amounts contributed to the 401(k) Plan by the Company to match employee contributions for the years ended December 31, 2023, 2022 and 2021 were approximately $25.5 million, $21.5 million and $17.6 million, respectively. The Company had no administrative expenses in connection with the 401(k) Plan for each of the years ended December 31, 2023, 2022 and 2021.
Employee Pension Plan
The Company maintains a GPP Plan for all eligible employees in the Company’s U.K. offices. The GPP Plan is a defined contribution plan. Employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by Her Majesty's Revenue and Customs. In each of 2023, 2022 and 2021, the Company's matching contribution was based on the percentage contributed by the employee, up to a maximum of 6% of total compensation. Amounts contributed to the GPP Plan by the Company to match employee contributions for the years ended December 31, 2023, 2022 and 2021, were approximately $1.2 million, $1.0 million and $0.9 million, respectively.
Registered Retirement Savings Plan
As of January 1, 2015, the Company introduced a RRSP for all eligible employees in the Company’s Canadian offices. In each of the years ended December 31, 2023, 2022 and 2021, the Company matched 100% of employee contributions up to a maximum of 4% of total compensation. Amounts contributed to the RRSP by the Company to match employee contributions were approximately $0.2 million for the year ended December 31, 2023, and $0.1 million for both of the years ended December 31, 2022 and 2021.
Employee Stock Purchase Plan
As of August 1, 2006, the Company introduced an ESPP, pursuant to which eligible employees participating in the plan authorize the Company to withhold specified amounts from the employees’ compensation and use the withheld amounts to purchase shares of the Company's common stock at 90% of the market price. Participating employees are able to purchase common stock under this plan during each offering period. An offering period begins the second Saturday before each of the Company’s regular pay dates and ends on each of the Company’s regular pay dates. On June 2, 2021, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares available for purchase under the ESPP by 1 million shares. The Company registered the issuance of these additional shares under the ESPP pursuant to the registration statement filed on July 28, 2021. There were 782,328 and 1,010,267 shares available for purchase under the ESPP as of December 31, 2023 and 2022, respectively, and approximately 227,939 and 223,596 shares of the Company’s common stock were purchased under the ESPP during 2023 and 2022, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    SUBSEQUENT EVENTS
In January 2024, the Company entered into a conditional purchase and sale agreement for an office building in Arlington, Virginia. The Company closed on the transaction in February 2024 along with an agreement to purchase the land underlying the building. These transactions totaled $340.0 million, inclusive of property taxes, titling insurance and other transaction costs and were paid with cash on hand.