Form 10-Q
period 2024-03-31
COSTAR GROUP, INC.
filed 2024-04-24
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 22, 2024, there were 408,342,326 shares of the registrant’s common stock outstanding.

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

2023 Form 10-K	CoStar Group's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 21, 2024
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Business Immo	The legal entity BIH, a French société par actions simplifiée, the owner and operator of Business Immo, a leading commercial real estate news service provider in France
Business Immo Acquisition	CoStar UK's acquisition of the issued share capital of Business Immo on April 5, 2022
CECL	Current expected credit losses
CODM	Chief Operating Decision Maker
CoStar Group (also the “Company,” “we,” “us” or “our”)	The legal entity, CoStar Group, Inc., a Delaware corporation, one or more of its consolidated subsidiaries or operating segments, or the entirety of CoStar Group, Inc. and its consolidated subsidiaries
CoStar Group Share	A share of the common stock of the Company, par value $0.01 per share
CoStar UK	The legal entity, CoStar UK Limited, a wholly owned subsidiary of CoStar Group
Covenant Suspension Period	A period of time defined in the 2020 Credit Agreement in which we maintain a corporate investment grade rating from any two of Standard & Poor’s Rating Services, Fitch Ratings, Inc. or Moody’s Investors Services, Inc. and no event of default is continuing
CRI	CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of CoStar Group, Inc.
DSUs	Deferred Stock Units
EBITDA	Net income before interest income or expense, net; other income or expense, net; loss on debt extinguishment; income taxes; depreciation and amortization
ESG	Environmental, Social and Governance
ESPP	Employee Stock Purchase Plan
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the U.S.
GILTI	Global intangible low taxed income inclusion
Homes Group	The legal entity Homes Group, LLC
Homes.com	A homes for-sale listings site
Homes.com Acquisition	CRI's acquisition of Homes.com completed on May 24, 2021 pursuant to a securities purchase agreement dated April 14, 2021 between Landmark, Homes Group, LLC and CRI
Homes.com Network	Homes.com, the flagship brand of our North American network of online platforms that manage workflow and marketing for residential real estate agents and brokers and provide portals for homebuyers to view residential property listings
Land.com Network	Our network of sites featuring rural lands for sale including: LandsofAmerica, LandAndFarm and LandWatch
Landmark	Landmark Media Enterprise, LLC
LIBOR	London Interbank Offered Rate

Abbreviation or Acronym	Definition
Matching RSUs	Awards of matching restricted stock units awarded under the Company's Management Stock Purchase Plan
Matterport	Matterport, Inc., a Delaware corporation and provider of a technology platform that uses spatial data to transform physical buildings and spaces into dimensionally accurate, digital images
Matterport Common Stock	Each share of Matterport Class A common stock, par value $0.0001 per share
Merger Sub I	Matrix Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company
Merger Sub II	Matrix Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of the Company
Merger Exchange Ratio	A ratio determined based on the average of the volume-weighted average prices at which the CoStar Group Shares trade on Nasdaq Global Select Market for the 20 consecutive Trading Days (as defined in the Merger Agreement) ending on (and including) the Trading Day that is three Trading Days prior to the date of the First Effective Time (the “Average CoStar Group Share Price”) and shall be subject to a symmetrical collar, applied as follows: (i) if the Average CoStar Group Share Price is greater than or equal to $94.62 (the “Ceiling Price”), then the Merger Exchange Ratio shall be set at 0.02906; (ii) if the Average CoStar Group Share Price is less than or equal to $77.42 (the “Floor Price”), then the Merger Exchange Ratio shall be set at 0.03552; or (iii) if the Average CoStar Group Share Price is greater than the Floor Price and less than the Ceiling Price, then the Merger Exchange Ratio shall be equal to the quotient of (x) $2.75 divided by (y) the Average CoStar Group Share Price.
MLS	Multiple listing services
MSPP	Management Stock Purchase Plan
OnTheMarket	The legal entity OnTheMarket Ltd. (formerly OnTheMarket Plc), the operator of onthemarket.com, a leading U.K. residential property portal.
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

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$656.4	$584.4
Cost of revenues	141.2	119.2
Gross profit	515.2	465.2

Operating expenses:
Selling and marketing (excluding customer base amortization)	366.1	226.3
Software development	82.4	66.6
General and administrative	98.5	89.5
Customer base amortization	11.0	10.6
	558.0	393.0
(Loss) income from operations	(42.8)	72.2
Interest income, net	56.2	43.5
Other (expense) income, net	(1.9)	0.6
Income before income taxes	11.5	116.3
Income tax expense	4.8	29.2
Net income	$6.7	$87.1

Net income per share - basic	$0.02	$0.22
Net income per share - diluted	$0.02	$0.21

Weighted-average outstanding shares - basic	405.6	404.5
Weighted-average outstanding shares - diluted	407.3	406.2

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$6.7	$87.1
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(4.3)	4.1
Total other comprehensive (loss) income, net of tax	(4.3)	4.1
Total comprehensive income	2.4	91.2

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,951.6	$5,215.9
Accounts receivable	218.7	213.2
Less: Allowance for credit losses	(21.3)	(23.2)
Accounts receivable, net	197.4	190.0
Prepaid expenses and other current assets	67.2	70.2
Total current assets	5,216.2	5,476.1

Deferred income taxes, net	4.3	4.3
Property and equipment, net	791.1	472.2
Lease right-of-use assets	74.8	79.8
Goodwill	2,383.7	2,386.2
Intangible assets, net	365.0	313.7
Deferred commission costs, net	179.0	167.7
Deposits and other assets	18.4	17.7
Income tax receivable	2.0	2.0
Total assets	$9,034.5	$8,919.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113.6	$23.1
Accrued wages and commissions	90.7	117.8
Accrued expenses and other current liabilities	195.5	163.0
Income taxes payable	12.9	7.7
Lease liabilities	44.0	40.0
Deferred revenue	117.1	104.2
Total current liabilities	573.8	455.8

Long-term debt, net	990.8	990.5
Deferred income taxes, net	33.8	36.7
Income taxes payable	18.4	18.2
Lease and other long-term liabilities	75.1	79.9
Total liabilities	1,691.9	1,581.1

Total stockholders' equity	7,342.6	7,338.6
Total liabilities and stockholders' equity	$9,034.5	$8,919.7

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	408.1	$4.1	$5,147.8	$(17.6)	$2,204.3	$7,338.6
Net income	—	—	—	—	6.7	6.7
Other comprehensive (loss) income	—	—	—	(4.3)	—	(4.3)
Restricted stock grants	1.4	—	—	—	—	—
Restricted stock grants surrendered	(0.4)	—	(24.5)	—	—	(24.5)
Employee stock purchase plan	0.1	—	5.2	—	—	5.2
Management stock purchase plan	—	—	(1.5)	—	—	(1.5)
Stock-based compensation expense	—	—	22.4	—	—	22.4
Balance at March 31, 2024	409.2	$4.1	$5,149.4	$(21.9)	$2,211.0	$7,342.6

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	406.7	$4.1	$5,065.5	$(29.1)	$1,829.6	$6,870.1
Net income	—	—	—	—	87.1	87.1
Other comprehensive (loss) income	—	—	—	4.1	—	4.1
Exercise of stock options	—	—	0.5	—	—	0.5
Restricted stock grants	1.3	—	—	—	—	—
Restricted stock grants surrendered	(0.5)	—	(18.6)	—	—	(18.6)
Employee stock purchase plan	0.1	—	5.8	—	—	5.8
Management stock purchase plan	0.1	—	(3.0)	—	—	(3.0)
Stock-based compensation expense	—	—	19.6	—	—	19.6
Balance at March 31, 2023	407.7	$4.1	$5,069.8	$(25.0)	$1,916.7	$6,965.6

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$6.7	$87.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.3	25.6
Amortization of deferred commissions costs	27.2	21.9
Amortization of Senior Notes discount and issuance costs	0.6	0.6
Non-cash lease expense	8.3	6.8
Stock-based compensation expense	22.8	20.0
Deferred income taxes, net	(2.8)	(2.9)
Credit loss expense	7.9	4.7
Other operating activities, net	0.1	0.3

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15.6)	(32.2)
Prepaid expenses and other current assets	2.2	(5.7)
Deferred commissions	(38.7)	(32.3)
Accounts payable and other liabilities	77.2	(13.7)
Lease liabilities	(8.1)	(10.0)
Income taxes payable, net	5.4	39.6
Deferred revenue	13.1	13.8
Other assets	—	(0.4)
Net cash provided by operating activities	139.6	123.2

Investing activities:
Purchases of property, equipment and other assets for new campuses	(376.7)	(15.7)
Purchases of property and equipment and other assets	(3.6)	(3.9)
Net cash used in investing activities	(380.3)	(19.6)

Financing activities:
Repurchase of restricted stock to satisfy tax withholding obligations	(26.0)	(21.6)
Proceeds from exercise of stock options and employee stock purchase plan	4.6	5.7
Other financing activities	(1.1)	—
Net cash used in financing activities	(22.5)	(15.9)

Effect of foreign currency exchange rates on cash and cash equivalents	(1.1)	—
Net (decrease) increase in cash and cash equivalents	(264.3)	87.7
Cash and cash equivalents at the beginning of period	5,215.9	4,968.0
Cash and cash equivalents at the end of period	$4,951.6	$5,055.7

Supplemental cash flow disclosures:
Interest paid	$14.8	$15.0
Income taxes paid	$2.2	$1.8

Supplemental non-cash investing and financing activities:
Accrued capital expenditures and non-cash landlord incentives	$21.1	$6.1
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
The Company acquired OnTheMarket in December 2023. Through the previous Homes.com Acquisition, and the OnTheMarket Acquisition, the Company also offers online platforms that manage workflow and marketing for residential real estate agents and brokers and provide portals for homebuyers to view residential property listings. See Note 5 for further discussion of the OnTheMarket Acquisition.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at March 31, 2024 and December 31, 2023, the results of its operations for the three months ended March 31, 2024 and 2023, its comprehensive income for the three months ended March 31, 2024 and 2023, its changes in stockholders' equity for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Report. Therefore, these financial statements should be read in conjunction with the Company’s 2023 Form 10-K.
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
Revenue Recognition
The Company derives revenues primarily by (i) providing access to its proprietary database of commercial real estate information, including benchmarking and analytics for the hospitality industry, and (ii) providing online marketplaces for professional property management companies, property owners, real estate agents and brokers and landlords, in each case, typically through a fixed monthly fee for its subscription-based services. Other subscription-based services include (i) real estate and lease management solutions to commercial customers, real estate investors and lenders, (ii) access to applications to

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
manage workflow and advertising and marketing services for residential real estate agents and (iii) market research, portfolio and debt analysis, management and reporting capabilities.
Subscription contract rates are generally based on the number of sites, number of users, organization size, the client’s business focus, geography, the number of properties reported on or analyzed, the number and types of services to which a client subscribes, the number of properties a client advertises, the number of transactions and average transaction size a broker or agent has closed and the prominence and placement of a client's advertised properties in the search results. The Company’s subscription-based license or membership agreements typically renew automatically, and a majority have a term of at least one year. Revenues from our subscription-based contracts were approximately 96% and 95% of total revenues for the three months ended March 31, 2024 and 2023, respectively.
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
Certain sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions incurred for obtaining new contracts are deferred and then amortized as selling and marketing expenses on a straight-line basis over a period of benefit that the Company has determined to be two years for our residential products and three years for all other products. The amortization periods were determined based on several factors, including the nature of the technology and proprietary data underlying the services being purchased, customer contract renewal rates and industry competition. Sales commissions that do not represent incremental costs of obtaining a contract, or that would otherwise be amortized over a period of one year or less, are not subject to capitalization.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Foreign Currency Translation
The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other (expense) income, net in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized a net foreign currency loss of $0.1 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. This foreign currency activity is included in other (expense) income, net on the condensed consolidated statement of operations.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, were as follows (in millions):

	March 31, 2024	December 31, 2023
Foreign currency translation loss	$(21.9)	$(17.6)
Total accumulated other comprehensive loss	$(21.9)	$(17.6)
There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table sets forth the calculation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended March 31,
Numerator:	2024	2023

Net income	$6.7	$87.1
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	405.6	404.5
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	1.7	1.7
Denominator for diluted net income per share — weighted-average outstanding shares	407.3	406.2

Net income per share — basic	$0.02	$0.22
Net income per share — diluted	$0.02	$0.21
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
The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in millions):

	Three Months Ended March 31,
	2024	2023
Performance-based restricted stock awards	0.8	0.7
Anti-dilutive securities	1.6	1.7
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock-based compensation expense for stock options, restricted stock awards and restricted stock units issued under equity incentive plans, stock purchases under the ESPP, DSUs and Matching RSUs awarded under the MSPP included in the Company’s condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$3.7	$3.4
Selling and marketing (excluding customer base amortization)	2.5	2.2
Software development	5.3	4.0
General and administrative	11.3	10.4
Total stock-based compensation expense	$22.8	$20.0
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no restricted cash as of March 31, 2024 and December 31, 2023.
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
•Information Services Portfolio Segment - The Information Services portfolio segment consists of four classes of trade receivables: CoStar Real Estate Manager; Information Services, North America; Hospitality, North America and Hospitality, International.
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
Goodwill is tested for impairment at least annually, on October 1, or more frequently if an event or other circumstance indicates that the fair value of a reporting unit may be below its carrying amount. The Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or elect to bypass the qualitative assessment. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or the Company elects to bypass the qualitative assessment, the Company then performs a quantitative assessment by determining the fair value of each reporting unit. The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates, including the discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company’s forecasts, business plans, economic projections and anticipated future cash flows. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.
Leasing Operations and Other Income, Expense
In February 2024, the Company closed on the purchase of an office tower and the land on which it rests in Arlington, Virginia and intends to build out space to house the employees currently in our Washington, DC headquarters and support anticipated growth and expansion of its operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The office tower measures approximately 550,000 rentable square feet. At March 31, 2024, the Company occupied a negligible percentage of the property with the remainder leased or available to be leased to third parties.
The Company records the net income from building operations and leases, including building depreciation and operating expenses for space occupied by third parties, as other (expense) income, net in the condensed consolidated statements of operations as leasing is not core to the Company's operations. Building depreciation and operating expenses for space occupied by the Company is allocated between cost of revenues, selling and marketing (excluding customer base amortization), software development and general and administrative expenses in the condensed consolidated statement of operations based on headcount.
Lease income includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease. When a renewal option is included within the lease, the Company assesses whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Further, lease income includes tenant reimbursement amounts from the recovery of all or a portion of the operating expenses and real estate taxes of the respective assets. Tenant reimbursements, which vary each period, are non-lease components that are not the predominant activity within the contract. The Company has elected the practical expedient that allows it to combine certain lease and non-lease components of operating leases. Non-lease components are recognized together with fixed base rent in "lease income," as variable lease income in the same periods as the related expenses are incurred. Variable lease income was not material for the three months ended March 31, 2024. Components of other (expense) income, net for the three months ended March 31, 2024 were as follows (in millions):

Three Months Ended March 31, 2024
Lease income	$3.2
Property operating expenses	1.5
Depreciation and amortization expense	3.6
Other (expense) income, net	$(1.9)
The acquisition of this building was accounted for as an asset acquisition. The Company accounts for asset acquisitions at cost, including transaction costs. The Company estimates the fair values of acquired tangible assets (consisting of land, buildings and improvements and other assets, as applicable), identified intangible assets and liabilities (consisting of in-place leases and above- and below-market leases, as applicable), and other liabilities, as applicable, based on our evaluation of information and estimates available at the date of acquisition. Based on these estimates, the Company allocate the purchase price, including all transaction costs related to the acquisition, to the identified assets acquired and liabilities assumed based on their relative fair value.
The fair value of the building and building improvements consists of the physical structure containing rentable area, as well as amenities such as parking structures and was valued as if vacant, using the cost approach, which uses replacement cost data obtained from industry recognized guides less depreciation as an input to estimate the fair value, with consideration given to its age, functionality, use classification, construction quality, replacement cost new, and accumulated depreciation (effective age vs. economic life). The Company also considered the value of the building using an income approach. The income approach uses market leasing assumptions to estimate the fair value of the property as if vacant assuming lease-up at prevailing market rental rates over a market-based lease-up period, including deductions for lost-rent during lease-up and leasing costs. The cost and income approaches are reconciled to arrive at an estimated building fair value. The Company assessed the fair value of land based on market comparisons.
The fair values of identified intangible assets and liabilities were determined based on the following:
•The value allocable to the above- or below-market component of an acquired in-place lease is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired lease) of the difference between: (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using market rates current at the time of the acquisition for the remaining term of the lease. Amounts allocated to above-market leases are recorded as above-market leases in intangible assets, net in the condensed consolidated balance sheets. These intangibles are amortized on a straight line

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
basis as a component of lease revenue to other (expense) income, net in our condensed, consolidated statements of operations over the remaining terms of the respective leases.
•Factors considered in determining the value allocable to in-place leases during hypothetical lease-up periods related to space that is leased at the time of acquisition include: (i) lost rent and operating cost recoveries during the hypothetical lease-up period and (ii) theoretical leasing commissions required to execute similar leases. These intangible assets are recorded as in-place leases in intangible assets, net in our condensed consolidated balance sheets and are amortized to other (expense) income, net in our condensed consolidated statements of operations over the remaining term of the existing lease.
The total cost of the land and building was $343.0 million and was allocated to the following components (in millions):

Component	Balance Sheet Caption	Amount
Land	Property and equipment, net	$17.2
Building	Property and equipment, net	224.5
Land and building improvements	Property and equipment, net	27.5
Above-market leases	Intangible assets, net	41.7
In-place leases	Intangible assets, net	32.1
		$343.0
The cash paid for this asset acquisition was included in the caption purchases of property, equipment and other assets for new campuses in the condensed consolidated statement of cash flows.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07 (Topic 280), Improvements to Reportable Segment Disclosures. The ASU primarily requires enhanced disclosures about significant segment expenses. Additionally, it requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3.REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
The Company provides information, analytics and online marketplaces to the commercial real estate industry, hospitality industry, residential industry and related professionals. Revenues by operating segment and type of service consist of the following (in millions):

	Three Months Ended March 31,
	2024			2023
	North America	International	Total	North America	International	Total
CoStar	$235.7	$14.6	$250.3	$215.8	$9.2	$225.0
Information Services	27.4	5.6	33.0	32.1	9.5	41.6
Multifamily	254.8	—	254.8	210.7	—	210.7
LoopNet	66.4	2.7	69.1	61.2	2.1	63.3
Residential	8.4	10.2	18.6	13.2	—	13.2
Other Marketplaces	30.6	—	30.6	30.6	—	30.6
Total revenues	$623.3	$33.1	$656.4	$563.6	$20.8	$584.4
Deferred Revenue
Deferred revenue as of March 31, 2024 and December 31, 2023 was as follows (in millions):

Balance	Balance Sheet Caption	March 31, 2024	December 31, 2023
Current portion	Deferred revenue	$117.1	$104.2
Non-current portion	Lease and other long-term liabilities	0.1	0.1
Total deferred revenue		$117.2	$104.3
Changes in deferred revenue for the period were as follows (in millions):

Balance at December 31, 2023(1)	$104.3
Revenues recognized in the current period from the amounts in the beginning balance	(65.1)
New deferrals, net of amounts recognized in the current period	78.2
Effects of foreign currency	(0.2)
Balance at March 31, 2024	$117.2
__________________________
(1) This balance includes $1.0 million of net new deferrals recognized in connection with business acquisitions made in 2023
Contract Assets
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Contract assets as of March 31, 2024 and December 31, 2023 were as follows (in millions):

Balance	Balance Sheet Caption	March 31, 2024	December 31, 2023
Current portion	Prepaid expenses and other current assets	$5.8	$5.8
Non-current portion	Deposits and other assets	7.9	8.0
Total contract assets		$13.7	$13.8

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Revenues were reduced by $0.1 million from contract assets for the three months ended March 31, 2024 and revenues recognized from contract assets for the three months ended March 31, 2023 were $0.5 million.
Unsatisfied Performance Obligations
Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $394 million at March 31, 2024, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.
Commissions
Commissions expense is included in selling and marketing expense in the Company's condensed consolidated statements of operations. Commissions expense activity for the three months ended March 31, 2024 and 2023 was as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Commissions incurred	$51.8	$45.6
Commissions capitalized in the current period	(38.7)	(32.3)
Amortization of deferred commissions costs	27.2	21.9
Total commissions expense	$40.4	$35.2
The Company determined that no deferred commissions were impaired as of March 31, 2024 and 2023.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4.ALLOWANCE FOR CREDIT LOSSES
The following tables detail the activity related to the allowance for credit losses for trade receivables by portfolio segment (in millions):

	Three Months Ended March 31, 2024
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2023	$9.7	$2.5	$7.3	$2.7	$1.0	$23.2
Current-period provision for expected credit losses	3.1	0.2	3.1	1.4	0.1	7.9
Write-offs charged against the allowance, net of recoveries and other	(4.9)	(0.7)	(2.5)	(1.7)	—	(9.8)
Ending balance at March 31, 2024	$7.9	$2.0	$7.9	$2.4	$1.1	$21.3

	Three Months Ended March 31, 2023
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2022	$4.5	$1.1	$4.3	$1.4	$0.9	$12.2
Current-period provision for expected credit losses	2.0	—	1.7	1.0	—	4.7
Write-offs charged against the allowance, net of recoveries and other	(1.3)	(0.4)	—	(0.3)	—	(2.0)
Ending balance at March 31, 2023	$5.2	$0.7	$6.0	$2.1	$0.9	$14.9
Credit loss expense is included in general and administrative expenses on the condensed consolidated statements of operations. Credit loss expense related to contract assets was not material for the three months ended March 31, 2024 and 2023. Residential accounts receivable and the related allowance for credit losses are not material.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.ACQUISITIONS
OnTheMarket
On December 12, 2023, CoStar UK acquired OnTheMarket, the operator of onthemarket.com, a U.K. residential property portal. At the time of closing, CoStar UK acquired all of the then-issued ordinary share capital of OnTheMarket for cash consideration of 110 pence per share or £94.0 million ($117.9 million). OnTheMarket had certain share option contracts that had not been exercised at the time of closing for which CoStar UK has established a liability for £2.0 million ($2.6 million). This resulted in total consideration of £96.0 million ($120.4 million). Certain shares outstanding at the time of the closing resulted from contracts held by employees of OnTheMarket or its subsidiaries that required OnTheMarket to withhold income and employment taxes of £4.0 million ($5.1 million) which represented consideration payable at December 31, 2023 and were remitted in January 2024.
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
As of March 31, 2024 and December 31, 2023, the Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $4.8 billion and $5.1 billion, respectively. The Company had no Level 2 or Level 3 financial assets measured at fair value.
The Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, accrued expenses and Senior Notes. The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of both March 31, 2024 and December 31, 2023. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $0.9 billion as of both March 31, 2024 and December 31, 2023.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Lease costs related to the Company's operating and finance leases included in the condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended March 31,
Operating lease costs:	2024	2023

Cost of revenues	$2.6	$2.0
Selling and marketing (excluding customer base amortization)	3.9	3.6
Software development	1.7	1.5
General and administrative	1.4	1.1
Total operating lease costs	$9.6	$8.2
Finance lease costs:
Amortization of ROU assets	$1.9	$—
Interest on lease liabilities	0.3	—
Total finance lease costs	2.2	—
Total lease costs	$11.8	$8.2
Finance lease costs primarily relate to vehicles used by the Company's research teams, and the amortization of the ROU assets are recorded to cost of revenue in the consolidated statements of operations. The impact of lease costs related to short-term leases was not material for the three months ended March 31, 2024 and 2023.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental balance sheet information related to operating leases was as follows (in millions):

Balance	Balance Sheet Location	March 31, 2024	December 31, 2023
Operating lease liabilities		$105.0	$109.9
Less: imputed interest		(7.0)	(7.0)
Present value of lease liabilities		98.0	102.9
Less: current portion of lease liabilities	Lease liabilities	39.8	36.9
Long-term lease liabilities	Lease and other long-term liabilities	$58.2	$66.0

Weighted-average remaining lease term in years		3.8	3.9
Weighted-average discount rate		3.7%	3.6%
ROU Assets	Lease right-of-use assets	$74.8	$79.8

Finance lease liabilities		$18.5	$14.6
Less: imputed interest		(2.0)	(1.6)
Present value of lease liabilities		16.5	13.0
Less: current portion of lease liabilities	Lease liabilities	4.2	3.1
Long-term lease liabilities	Lease and other long-term liabilities	$12.3	$9.9

Weighted-average remaining lease term in years		3.8	3.8
Weighted-average discount rate		6.7%	7.8%
ROU Assets	Property and equipment, net	$16.3	$10.8
Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$9.7	$11.5
Operating cash flows used in finance leases	$0.3	$—
Financing cash flows used in finance leases	$1.3	$—

ROU assets obtained in exchange for lease obligations:
Operating leases	$3.6	$2.7
Finance leases	$4.6	$—

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8.GOODWILL
The changes in the carrying amount of goodwill by operating segment consist of the following (in millions):

	North America	International	Total
Goodwill, December 31, 2022	$2,149.2	$165.6	$2,314.8
Acquisitions, including measurement period adjustments(1)	—	62.8	62.8
Effect of foreign currency translation	—	8.6	8.6
Goodwill, December 31, 2023	2,149.2	237.0	2,386.2
Effect of foreign currency translation	—	(2.5)	(2.5)
Goodwill, March 31, 2024	$2,149.2	$234.5	$2,383.7
__________________________
(1) International goodwill generated during the year ended December 31, 2023 from the OnTheMarket Acquisition was $62.8 million.
No impairments of the Company's goodwill were recognized during the three months ended March 31, 2024 and 2023.
9.    INTANGIBLE ASSETS
Intangible assets consist of the following (in millions, except amortization period data):

	March 31, 2024	December 31, 2023	Weighted- Average Amortization Period (in years)
Acquired technology and data	$36.2	$36.3	5
Accumulated amortization	(22.9)	(21.0)
Acquired technology and data, net	13.3	15.3

Acquired customer base	439.5	509.5	10
Accumulated amortization	(271.5)	(330.7)
Acquired customer base, net	168.0	178.8

Acquired trade names and other intangible assets	251.6	258.9	13
Accumulated amortization	(138.5)	(139.3)
Acquired trade names and other intangible assets, net	113.1	119.6

Acquired above-market leases	41.7	—	4
Accumulated amortization	(1.9)	—
Acquired above-market leases, net	39.8	—

Acquired in-place leases	32.1	—	6
Accumulated amortization	(1.3)	—
Acquired in-place leases, net	30.8	—

Intangible assets, net	$365.0	$313.7
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No impairments of the Company's intangible assets were recognized during the three

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
months ended March 31, 2024 and 2023. During the three months ended March 31, 2024, the Company removed $77.1 million of intangible assets that were fully amortized from the acquired intangible assets and accumulated amortization, which had no net impact on the Company's financial results.
10.LONG-TERM DEBT
The table below presents the components of outstanding debt (in millions):

	March 31, 2024	December 31, 2023
2.800% Senior Notes due July 15, 2030	$1,000.0	$1,000.0
2020 Credit Agreement, due July 1, 2025	—	—
Total face amount of long-term debt	1,000.0	1,000.0
Senior Notes unamortized discount and issuance costs	(9.2)	(9.5)
Long-term debt, net	$990.8	$990.5
Senior Notes
On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act, and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes), and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries, and the indenture governing the Senior Notes contains covenants, events of default and other customary provisions with which the Company was in compliance as of March 31, 2024.
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

As of March 31, 2024, the Company was in a Covenant Suspension Period. During any Covenant Suspension Period, the Company will not be subject to certain of these covenants such as restrictions on the ability to incur indebtedness. The 2020 Credit Agreement also requires the Company to maintain a Total Leverage Ratio (as defined in the 2020 Credit Agreement) not exceeding 4.50 to 1.00. The Company was in compliance with the covenants in the 2020 Credit Agreement as of March 31, 2024.
As of March 31, 2024, the Company had no amounts drawn under this facility.
The Company had $1.4 million and $1.6 million of deferred debt issuance costs as of March 31, 2024 and December 31, 2023, respectively, in connection with the 2020 Credit Agreement. These amounts are included in deposits and other assets on the Company's condensed consolidated balance sheets.
The Company recognized interest expense as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Interest on outstanding borrowings	$7.0	$7.0
Amortization of Senior Notes discount and issuance costs	0.6	0.6
Interest capitalized for construction in process	(1.1)	—
Commitment fees and other	0.8	1.0
Total interest expense	$7.3	$8.6
11.INCOME TAXES
The income tax provision reflects an effective tax rate of approximately 42% and 25% for the three months ended March 31, 2024 and 2023, respectively. The increase in the effective tax rate for the three months ended March 31, 2024 was primarily due to lower U.S. income and larger U.K. losses with no tax benefit for the three months ended March 31, 2024.
12.COMMITMENTS AND CONTINGENCIES
The following summarizes the Company's significant contractual obligations, including related payments due by period, as of March 31, 2024 (in millions):

Year Ending December 31,	Operating lease obligations	Finance lease obligations	Long-term debt principal payments	Long-term interest payments
Remainder of 2024	$32.8	$3.9	$—	$14.0
2025	26.6	5.2	—	28.0
2026	15.3	5.2	—	28.0
2027	13.1	4.1	—	28.0
2028	10.6	0.1	—	28.0
Thereafter	6.6	—	1,000.0	56.0
Total	$105.0	$18.5	$1,000.0	$182.0

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company leases office facilities under various non-cancelable operating leases, as well as data centers, and vehicles under finance lease arrangements. The leases contain various renewal options.
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
13.SEGMENT REPORTING
Segment Information
The Company manages its business geographically in two operating segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific and Latin America. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of the Company’s operating segments. EBITDA is used by management internally to measure operating and management performance and to evaluate the performance of the business. However, this measure should be considered in addition to, not as a substitute for or superior to, (loss) income from operations or other measures of financial performance prepared in accordance with GAAP.
Summarized EBITDA information by operating segment consists of the following (in millions):

	Three Months Ended March 31,
	2024	2023
North America	$3.2	$96.6
International	(15.9)	1.2
Total EBITDA	$(12.7)	$97.8
The reconciliation of net income to EBITDA consists of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Net income	$6.7	$87.1
Amortization of acquired intangible assets in cost of revenues	8.8	7.1
Amortization of acquired intangible assets in operating expenses	11.0	10.6
Depreciation and other amortization	10.3	7.9
Interest income, net	(56.2)	(43.5)
Other expense (income), net(1)	1.9	(0.6)
Income tax expense	4.8	29.2
EBITDA	$(12.7)	$97.8
__________________________
(1) Includes $3.6 million of amortization and depreciation expense associated with lessor income.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Summarized information by operating segment consists of the following (in millions):

	March 31, 2024	December 31, 2023
Property and equipment, net:
North America	$782.5	$465.7
International	8.6	6.5
Total property and equipment, net	$791.1	$472.2

Goodwill:
North America	$2,149.3	$2,149.2
International	234.4	237.0
Total goodwill	$2,383.7	$2,386.2

Assets:
North America	$8,602.1	$8,505.5
International	432.4	414.2
Total assets	$9,034.5	$8,919.7

Liabilities:
North America	$1,618.8	$1,499.7
International	73.1	81.4
Total liabilities	$1,691.9	$1,581.1
14.    SUBSEQUENT EVENTS
On April 21, 2024, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Matterport, Merger Sub I, and Merger Sub II, pursuant to which, among other things, and subject to its terms, (i) Merger Sub I will merge with and into Matterport (the “First Merger”), with Matterport surviving the First Merger as a wholly owned subsidiary of the Company (the “Surviving Corporation”) and (ii) in the event that the Threshold Percentage (as defined in the Merger Agreement) is at least 40%, immediately following the First Merger and as part of a single integrated transaction, the Surviving Corporation will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of the Company.
Subject to the terms and conditions of the Merger Agreement, each share of Matterport Common Stock issued and outstanding immediately prior to the effective time of the First Merger (the “First Effective Time”) (other than any cancelled shares or Dissenting Shares (as defined in the Merger Agreement)) will be converted into (i) a number of CoStar Group Shares equal to the Merger Exchange Ratio (such consideration, the “Per Share Stock Consideration”) and (ii) $2.75 in cash per share, without interest (the “Per Share Cash Consideration”). Holders of Matterport Common Stock will receive cash in lieu of fractional CoStar Group Shares (the “Fractional Share Consideration” and, together with the Per Share Stock Consideration and the Per Share Cash Consideration, collectively, the “Merger Consideration”).
Consummation of the Mergers is subject to certain customary conditions, including, among others, the required approval of the Matterport stockholders, expiration or termination of the applicable waiting periods under the HSR Act and the Antitrust Laws (each as defined in the Merger Agreement) of certain other jurisdictions, the absence of any law, injunction, order or award restraining, enjoining or otherwise prohibiting or making illegal the consummation of the Mergers, the CoStar Shares to be issued in the Mergers being approved for listing on Nasdaq Global Select Market, and the registration statement registering the Merger Consideration becoming effective. Each party’s obligation to consummate the Mergers is subject to certain other conditions, including the accuracy of the representations and warranties of the other party, compliance in all material respects by the other party with its obligations under the Merger Agreement, and the absence of a material adverse effect related to the other party. Consummation of the Mergers is not subject to approval by the stockholders of the Company or to any financing condition.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Merger Agreement requires the Company to pay a $85 million fee to Matterport in the event the Merger Agreement is terminated under specified circumstances including, among others, certain antitrust approvals are not obtained, or a governmental order related to antitrust or competition matters prohibits the consummation of the transaction. The Company intends to fund the cash consideration with cash on hand and expects the transaction to close in 2024. The cash consideration is estimated to be $940 million and the stock consideration would require the issuance of approximately 11.2 million shares of CoStar Group’s common stock using the share price of the Company at April 19, 2024, not considering Fractional Share Consideration. In addition, any award of restricted stock units relating to Matterport grants that is outstanding at the time of the First Merger will be converted into a corresponding award of CoStar Group Shares based on the Merger Consideration.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated under the heading “Cautionary Statement Concerning Forward-Looking Statements” at the end of this Item 2, “Risk Factors” in Item 1A of Part I of our 2023 Form 10-K and "Risk Factors" in Item 1A of Part II of this Report, as well as those described from time to time in our filings with the SEC.
All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. The following discussion should be read in conjunction with our 2023 Form 10-K, our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other filings with the SEC and the condensed consolidated financial statements and related notes included in this Report.
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
Services
Our portfolio of information, analytics and online marketplaces is branded and marketed to our customers and marketplace end users under the primary brands of CoStar®, LoopNet®, Apartments.com®, Homes.com®,Ten-X®, BizBuySell®, Land.com®, and OnTheMarket. Our services are accessible via the internet and through our mobile applications. Our services are primarily derived from a database of building-specific information and offer customers specialized tools for accessing, analyzing and using our information. Over time, we have enhanced and expanded, and we expect to continue to enhance and expand, our existing information, analytics and online marketplace services. We have developed and we expect to continue to develop additional services leveraging our database to meet the needs of our existing customers as well as potential new categories of customers.

Our principal information, analytics and online marketplace services are described in the following paragraphs by type of services:
CoStar
CoStar is our subscription-based integrated platform for commercial real estate intelligence, which includes information about office, industrial, retail, multifamily, hospitality and student housing properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news and market status and provides benchmarking for the hospitality industry, lease analytical capabilities and risk management capabilities. CoStar's revenue growth rate for the three months ended March 31, 2024 decelerated compared to the revenue growth rate for the three months ended March 31, 2023 due to lower inflation-based price increases in 2023 relative to 2022. We expect CoStar's revenue growth rate for the year ending December 31, 2024 to be consistent with the revenue growth rate for the year ended December 31, 2023, primarily due to converting legacy STR customers to our new CoStar based benchmarking product offsetting lower inflation-based price adjustments.
Information Services
We provide real estate and lease management technology solutions, including lease administration, lease accounting and abstraction services, through our CoStar Real Estate Manager service offerings, as well as portfolio and debt analysis, management and reporting capabilities through our CoStar Risk Analytics service offerings. We also provide data and reports on an ad hoc basis to customers in the hospitality industry. We earn revenue on ad hoc transactions as reports or data are delivered to customers. We provide information services internationally, through our Business Immo, Belbex and Thomas Daily businesses in France, Spain and Germany, respectively. Information Services' revenue growth rate for the three months ended March 31, 2024 decelerated compared to the revenue growth rate for the three months ended March 31, 2023 as a result of the Business Immo Acquisition in April of 2022. We expect the Information Services revenue growth rate for the year ending December 31, 2024 to decrease compared to the revenue growth rate for the year ended December 31, 2023 as a result of converting legacy STR customers to our new CoStar-based benchmarking product.
Multifamily
Apartments.com is the flagship brand of our apartment marketing network of subscription-based advertising services and provides property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. This network also earns transaction-based revenue primarily from providing online tenant applications, including background and credit checks and rental payment processing. Multifamily's revenue growth rate for the three months ended March 31, 2024 was consistent with the revenue growth rate for the three months ended March 31, 2023. We expect the Multifamily revenue growth rate for the year ending December 31, 2024 to moderate compared to the revenue growth rate for the year ended December 31, 2023 due to lower inflation-based price adjustments.
LoopNet
Our LoopNet network of commercial real estate websites offers subscription-based, online marketplace services that enable commercial property owners, landlords and real estate agents working on their behalf to advertise properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers and tenants use the LoopNet network of online marketplace services to search for available property listings that meet their criteria. LoopNet's revenue growth rate for the three months ended March 31, 2024 decelerated compared to the revenue growth rate for the three months ended March 31, 2023 due to lower inflation-based price increases. We expect LoopNet's revenue growth rate for the year ended December 31, 2024 to decelerate compared to the revenue growth rate for the year ended December 31, 2023 as a result of disruptions related to transitioning sales and service activities to a dedicated LoopNet field sales team.
Residential
Our Homes.com Network and the acquisition of OnTheMarket have enabled us to expand our offerings to the residential for sale market. Homes.com is a homes-for-sale listings site that combines our proprietary research with listing information to allow homebuyers an informative and collaborative experience finding homes for sale or lease. Homes.com provides residential real estate professionals subscription-based access to applications that manage residential real estate agent workflow and receives transaction-based revenue for marketing campaigns delivered on third-party platforms. In February 2024, we began selling Homes.com memberships, on a subscription basis, which promote an agent's profile and listings on our website. OnTheMarket is a property portal in the U.K., which primarily offers subscriptions-based advertising services to agents. Residential's revenues for the three months ended March 31, 2024 increased compared to the three months ended March 31,

2023 due to the OnTheMarket Acquisition and the launch of our new Homes.com product, partially offset by lost revenue due to the discontinuation of certain products and services that were inconsistent with our long-term business strategy. We expect Residential's revenues for the year ending December 31, 2024 to increase compared to the year ended December 31, 2023 due to the OnTheMarket Acquisition and the launch of our new Homes.com product.
Other Marketplaces
Our other marketplaces include Ten-X, an online auction platform for commercial real estate, our BizBuySell network of sites and our Land.com Network of sites. The BizBuySell network provides online marketplaces for businesses and franchises for sale, and our Land.com Network provides online marketplaces for rural lands for sale. Other Marketplaces' revenues for the three months ended March 31, 2024 was consistent with the three months ended March 31, 2023. We expect other marketplaces revenue for the year ending December 31, 2024 to be consistent with the year ended December 31, 2023.
Subscription-based Services
The majority of our revenue is generated from service offerings that are distributed to our clients under subscription-based agreements that typically renew automatically and have a term of at least one year. We recognize subscription revenues on a straight-line basis over the life of the contract.
For the three months ended March 31, 2024 and 2023, our annualized net new bookings of subscription-based services on all contracts were $86 million and $80 million, respectively. Net new bookings is calculated based on the annualized amount of change in our sales bookings resulting from new subscription-based contracts, changes to existing subscription-based contracts and cancellations of subscription-based contracts for the period reported. Net new bookings is calculated on all subscription-based contracts without regard to contract term. Net new bookings is considered an operating metric that is an indicator of future subscription revenue growth and is also used as a metric of sales force productivity by us and investors. However, information regarding net new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. Revenues from our subscription-based contracts were approximately 96% and 95% of total revenues for the three months ended March 31, 2024 and 2023, respectively. The increase was due to increased sales in our multifamily subscription products.
For both the trailing 12 months ended March 31, 2024 and 2023, our contract renewal rates for existing company-wide CoStar Group subscription-based services for contracts with a term of at least one year were approximately 90%, and, therefore, our cancellation rates for those services for the same periods were approximately 10%. Contract renewal rates are calculated on all subscription-based contracts with a term of at least one year. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, we believe that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing 12-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our clients, reductions in customer spending or decreases in our customer base. Revenues from our subscription-based contracts with a term of at least one year were approximately 81% and 80% of total revenues for the trailing 12 months ended March 31, 2024 and 2023, respectively. The increase was primarily due to increased sales of CoStar and multifamily subscription products.
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
Our key priorities for the remainder of 2024 currently include:
•Continuing to develop and invest in our residential marketplaces. For Homes.com we are creating additional content for neighborhoods, parks, schools and condos. In February 2024, we launched Homes.com memberships which promote an agent's profile and listings on our website. We intend to create an expanded, dedicated sales force, to supplement the efforts of our sales team already in place. We have launched a brand campaign plan to increase our residential marketing investment to raise brand awareness and drive users to our website.

For OnTheMarket, we are integrating OnTheMarket into the Company’s operations including additional investment in marketing, content creation and enhancing OnTheMarket’s website to improve performance and facilitate better search engine optimization.
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

In February 2024, we closed on the purchase of a building in Arlington, Virginia, and we plan to build out a space for our employees. The lease on our current Washington, DC headquarters ends in 2025.
We expect our investment in these priorities will increase our research, selling and marketing and facilities expenses, including potential impairments of assets associated with the acquired building, and increase in our cash spent on capital expenditures. Each of the increased expenses will reduce our net income, and the increase in these expenses and the capital expenditures are expected to reduce our cash on hand for the year ending December 31, 2024 compared to the year ended December 31, 2023. We intend to continue to assess the need for additional investments in our business to develop and distribute new services and functionality within our current platform or expand the reach of, or otherwise improve, our current service offerings. Any future product development or expansion of services, combination and coordination of services or elimination of services or corporate expansion, development or restructuring efforts could reduce our profitability and increase our capital expenditures. Any new investments, changes to our service offerings or other unforeseen events could cause us to experience reduced revenues or generate losses and negative cash flow from operations in the future. Any development efforts must comply with our credit facility, which contains restrictive covenants that restrict our operations and use of our cash flow and may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.
Impacts of Current Economic Conditions
In response to the concerns over inflation risk, the U.S. Federal Reserve raised interest rates over the recent two years. It is currently unclear how the commercial real estate industry will ultimately be impacted by the current economic conditions. Rising interest rates or a period of elevated interest rates may reduce demand for all types of real estate. If the demand for office space or other real estate decreases significantly, there could be a downturn in the commercial real estate market that may materially adversely affect many of our clients. A depressed commercial real estate market would have a negative impact on our core customer base, which could impact our customers’ ability to subscribe and pay for our services and reduce demand for our services. Reduced demand and increased cancellations could cause our revenues or our revenue growth rates to decline and reduce our profitability.
Non-GAAP Financial Measures
We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we may disclose include EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share. EBITDA is our net income before interest income or expense, net, other income or expense, net, loss on debt extinguishment, income taxes, depreciation and amortization.We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls and filings with the SEC. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs and settlements and impairments incurred outside our ordinary course of business. Adjusted EBITDA margin represents adjusted EBITDA divided by revenues for the period. Non-GAAP net income is determined by adjusting our net income for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, settlement and impairment costs incurred outside our ordinary course of business and loss on debt extinguishment, as well as amortization of acquired intangible assets and other related costs, and then subtracting an assumed provision for income taxes. Non-GAAP net income per diluted share is a non-GAAP financial measure that represents non-GAAP net income divided by the number of diluted shares outstanding for the period used in the calculation of GAAP net income per diluted share.
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
EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share may be used by management internally to measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and accompanying reconciliations, provide additional information to investors that is useful to understand the factors and trends affecting our business without the impact of certain acquisition-related items. We have spent more than 30 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to these acquisitions, our net income has included significant charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs and loss on debt extinguishment. Adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs, and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year without the impact of these items. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest income or expense, net, other income or expense, net, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, restructuring costs, loss on debt extinguishment and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts and others have regularly relied on EBITDA and may rely on adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.
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

•The amount of interest income or expense, net and other income or expense, net we generate and incur may be useful for investors to consider and may result in current cash inflows and outflows. However, we do not consider the amount of interest income or expense, net and other income or expense, net, to be a representative component of the day-to-day operating performance of our business.
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
•The amount of settlement and impairment costs incurred outside of our ordinary course of business may be useful for investors to consider because they generally represent gains or losses from the settlement of litigation matters, charges related to terminations of contracts or impairments of acquired intangible assets. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.
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
The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring and related costs and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income. In addition to these exclusions from net income, we subtract an assumed provision for income taxes to calculate non-GAAP net income. In both 2024 and 2023, we assume a 26% tax rate, which approximates our historical long-term statutory corporate tax rate, excluding the impact of discrete items.
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

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table compares our selected consolidated results of operations for the three months ended March 31, 2024 and 2023 (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$250.3	$225.0	$25.3	11%
Information Services	33.0	41.6	(8.6)	(21)
Multifamily	254.8	210.7	44.1	21
LoopNet	69.1	63.3	5.8	9
Residential	18.6	13.2	5.4	41
Other Marketplaces	30.6	30.6	—	—
Total revenues	656.4	584.4	72.0	12
Cost of revenues	141.2	119.2	22.0	18
Gross profit	515.2	465.2	50.0	11
Operating expenses:
Selling and marketing (excluding customer base amortization)	366.1	226.3	139.8	62
Software development	82.4	66.6	15.8	24
General and administrative	98.5	89.5	9.0	10
Customer base amortization	11.0	10.6	0.4	4
Total operating expenses	558.0	393.0	165.0	42
(Loss) income from operations	(42.8)	72.2	(115.0)	(159)
Interest income, net	56.2	43.5	12.7	29
Other (expense) income, net	(1.9)	0.6	(2.5)	NM
Income before income taxes	11.5	116.3	(104.8)	(90)
Income tax expense	4.8	29.2	(24.4)	(84)
Net income	$6.7	$87.1	$(80.4)	(92)
__________________________
NM - Not meaningful
Revenues. Revenues increased $72 million, or 12%, to $656 million. The increase in our revenues included:
•an increase in Multifamily revenues of $44 million, or 21%, due to higher sales volume driven by an increase in the number of properties listed on our network and increases in pricing on renewals,
•an increase in CoStar revenues of $25 million, or 11%, due to higher sales volume driven by an increase in subscribers, as well as, converting legacy STR customers to our new CoStar-based benchmarking product,
•an increase in LoopNet revenues of $6 million, or 9%, due to an increase in the average price per listing,
•an increase in Residential revenues of $5 million, or 41%, due to the OnTheMarket Acquisition and the launch of the new Homes.com membership subscriptions, partially offset by the discontinuation of certain products and services that were inconsistent with our long-term business strategy, and
•a decrease in Information Services revenues of $9 million, or 21%, primarily attributable to converting legacy STR customers to our new CoStar-based benchmarking product,

Gross Profit and Cost of Revenues. Gross profit increased $50 million, or 11%, to $515 million, and the gross profit margin decreased from 80% to 78%. The increase in gross profit was due to higher revenues, partially offset by an increase in cost of revenues. Cost of revenues increased $22 million, or 18%, to $141 million and, as a percentage of revenues, increased from 20% to 22%. The increase in cost of revenues included:
•an increase in personnel costs of $12 million related to rising headcount to support our residential research efforts, and increases in salaries and benefits costs for our existing employees and
•an increase of $6 million in equipment costs to support our research efforts.
Selling and Marketing Expenses (excluding customer base amortization). Selling and marketing expenses (excluding customer base amortization) increased $140 million, or 62%, to $366 million and, as a percentage of revenues, increased from 39% to 56%. The increase primarily included:
•an increase in marketing expenses of $125 million for advertising our brands and
•an increase in personnel costs of $12 million related to rising headcount in our sales force and in commissions expense due to increased sales volumes.
Software Development Expenses. Software development expenses increased $16 million, or 24%, to $82 million and, as a percentage of revenues, increased from 11% to 13%. The increase primarily included:
•an increase in personnel costs of $11 million related to increases in salaries, stock-based compensation and benefits costs for our existing employees and
•an increase of $3 million in software and equipment costs.
General and Administrative Expenses. General and administrative expenses increased $9 million, or 10%, to $99 million and, as a percentage of revenues, was consistent at 15%. The increase included:
•an increase in professional services of $4 million,
•an increase of $3 million in credit loss expense, primarily due to our expectations that the downturn in the commercial real estate market will increase delinquent trade receivables, and
•an increase in personnel costs of $2 million related to increases in salaries and stock-based compensation for our existing employees and rising headcount.
Customer Base Amortization Expense. Customer base amortization expense was consistent for the three months ended March 31, 2024 and 2023.
Interest Income, Net. Interest income, net increased $13 million, or 29%, to $56 million. The increase was primarily due to an increase in interest earned on our cash equivalents.
Other (Expense) Income, Net. Other (expense) income, net, was insignificant for both the three months ended March 31, 2024 and 2023.
Income Tax Expense. Income tax expense decreased $24 million, or 84%, to $5 million and the effective tax rate increased 17% to 42% of income before income taxes. The decrease in income tax expense was primarily attributable to lower income before income taxes.

Business Segment Results for Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management internally to measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, (loss) income from operations or other measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for further information regarding our segment operating results.
Segment Revenues. North America revenues increased $60 million, or 11%, to $623 million and included:
•an increase in Multifamily revenues of $44 million due to higher sales volume driven by an increase in the number of properties listed on our network and increases in pricing on renewals,
•an increase in CoStar revenues of $20 million due to higher sales volume driven by an increase in subscribers, as well as, converting legacy STR customers to our new CoStar based benchmarking product,
•an increase in LoopNet revenues of $5 million due to an increase in the average price for listings,
•a decrease in Information Services revenues of $5 million primarily attributable to converting legacy STR customers to our new CoStar based benchmarking product and
•a decrease in Residential revenues of $5 million due to the discontinuation of certain products and services that were inconsistent with our long-term business strategy, partially offset by revenue from the launch of the new Homes.com membership subscriptions.
The $12 million, or 59%, increase in International revenues was primarily attributable to the impact of the OnTheMarket Acquisition, as well as, as an increase in CoStar sales driven by an increase in subscribers.
Segment EBITDA. North America EBITDA decreased $93 million, or 97%, to $3 million. The decrease in North America EBITDA was primarily due to increases in personnel costs, marketing costs and credit loss expense, partially offset by increases in revenues described above. International EBITDA decreased $17 million to a loss of $16 million. The decrease included an increase of $24 million of operating expense from the OnTheMarket Acquisition and an increase in personnel costs associated with the expansion of our international research team.
Liquidity and Capital Resources
We believe the balance of cash and cash equivalents, which was $5.0 billion as of March 31, 2024, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Other than the construction commitments and pending acquisition discussed below, our cash requirements have not changed materially from what is described in the 2023 Form 10-K.
Construction Commitments. We are expanding our Richmond, Virginia campus, which is expected to result in a material cash requirement in 2024 and beyond. We broke ground on the expansion in November 2022 and expect construction to be substantially completed in the first half of 2026. We negotiated various tax incentives with the Commonwealth of Virginia and the City of Richmond, including the allowance to use market-based income apportionment for income taxes and partial reimbursements of property tax assessments related to the value of the campus expansion. These incentives are conditional upon achieving job creation and capital expenditure targets from 2022 to 2029. Failure to meet these targets could result in a reduction of the value of the tax incentives and repayment of previous tax reductions. The value of the incentives is dependent on our taxable income.
We expect the total cost of construction, net of the estimated value of the tax incentives from 2023 to 2032, to be in the range of $450 – $600 million. We have engaged a project manager, architects and a general contractor on terms that generally require payments as services are provided or construction is performed. As of March 31, 2024, we have paid $156 million and we have committed to spend an additional $460 million as further work is performed under these contracts. We plan to amend these contracts to include additional commitments as construction progresses. Total cash expenditures for 2024 are expected to be approximately $385 million. We expect to fund the expansion with cash on hand.

Pending Acquisition. On April 21, 2024, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Matterport, Merger Sub I, and Merger Sub II, pursuant to which, among other things, and subject to its terms, (i) Merger Sub I will merge with and into Matterport (the “First Merger”), with Matterport surviving the First Merger as a wholly owned subsidiary of the Company (the “Surviving Corporation”) and (ii) in the event that the Threshold Percentage (as defined in the Merger Agreement) is at least 40%, immediately following the First Merger and as part of a single integrated transaction, the Surviving Corporation will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of the Company.
Subject to the terms and conditions of the Merger Agreement, each share of Matterport Common Stock issued and outstanding immediately prior to the effective time of the First Merger (the “First Effective Time”) (other than any cancelled shares or Dissenting Shares (as defined in the Merger Agreement)) will be converted into (i) a number of CoStar Group Shares equal to the Merger Exchange Ratio (such consideration, the “Per Share Stock Consideration”) and (ii) $2.75 in cash per share, without interest (the “Per Share Cash Consideration”). Holders of Matterport Common Stock will receive cash in lieu of fractional CoStar Group Shares (the “Fractional Share Consideration” and, together with the Per Share Stock Consideration and the Per Share Cash Consideration, collectively, the “Merger Consideration”).
Consummation of the Mergers is subject to certain customary conditions, including, among others, the required approval of the Matterport stockholders, expiration or termination of the applicable waiting periods under the HSR Act and the Antitrust Laws (each as defined in the Merger Agreement) of certain other jurisdictions, the absence of any law, injunction, order or award restraining, enjoining or otherwise prohibiting or making illegal the consummation of the Mergers, the CoStar Shares to be issued in the Mergers being approved for listing on Nasdaq Global Select Market, and the registration statement registering the Merger Consideration becoming effective. Each party’s obligation to consummate the Mergers is subject to certain other conditions, including the accuracy of the representations and warranties of the other party, compliance in all material respects by the other party with its obligations under the Merger Agreement, and the absence of a material adverse effect related to the other party. Consummation of the Mergers is not subject to approval by the stockholders of the Company or to any financing condition.
The Company intends to fund the cash consideration with cash on hand and expects the transaction to close in 2024. The cash consideration is estimated to be $940 million, not considering Fractional Share Consideration.
Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies, and we expect to continue to make acquisitions.
Cash and cash equivalents decreased to approximately $5.0 billion as of March 31, 2024, compared to cash and cash equivalents of approximately $5.2 billion as of December 31, 2023. The decrease in cash and cash equivalents for the three months ended March 31, 2024 was primarily due to $380 million of cash used in investing activities and cash used in financing activities of $23 million primarily related to repurchases of restricted stock to satisfy tax withholding obligations, partially offset by cash provided by operating activities of $140 million.
Net cash provided by operating activities for the three months ended March 31, 2024 was $140 million compared to $123 million for the three months ended March 31, 2023. The $16 million increase in cash provided by operating activities was primarily driven by an increase in working capital of $76 million, offset by a decrease in net income.
Net cash used in investing activities for the three months ended March 31, 2024 was $380 million compared to $20 million for the three months ended March 31, 2023, primarily driven by the purchase of assets related to the purchase of an office building in Arlington, VA to relocate our DC based employees of $343 million and the expansion of our campus in Richmond, Virginia.
Net cash used in financing activities for the three months ended March 31, 2024 was $23 million compared to net cash used in financing activities of $16 million for the three months ended March 31, 2023. The increase was primarily driven by repurchases of restricted stock to satisfy tax withholding obligations.
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
•Intangible assets and goodwill;
•Income taxes;
•Revenue recognition and
•Business combinations.
For an in-depth discussion of each of our significant accounting policies, including the related critical accounting estimates and further information regarding estimates and assumptions involved in their application, see the 2023 Form 10-K and Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report. During the three months ended March 31, 2024, there were no material changes to our critical accounting estimates from those described in the 2023 Form 10-K.
Recent Accounting Pronouncements
See Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report.
Cautionary Statement Concerning Forward-Looking Statements
We have made forward-looking statements in this Report and will make forward-looking statements in our press releases, investor conference calls, Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2024 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions or expectations about our revenues, revenue growth rates, gross margin percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, non-GAAP net income per diluted share, weighted-average outstanding shares, cash flow from operating activities, operating costs, capital and other expenditures, the impact of current economic conditions on our revenues, revenue growth rates and profitability, key priorities for 2024, trends in customer behavior, legal proceedings and claims, legal costs, effective tax rate, the anticipated benefits of completed, pending or proposed acquisitions, the anticipated timing for integration of completed acquisitions, the anticipated benefits of cross-selling efforts, geographic and product expansion, planned service enhancements, expansion and development of our sales forces, planned sales and marketing activities and investments, the impact or results of sales and marketing initiatives, product integrations, elimination and de-emphasizing of services, investments in residential marketplace services and our residential marketplace strategy, net new bookings, contract renewal rates, use of proceeds from equity and debt offerings, the use of proceeds from any draws under our $750 million credit facility provided by the 2020 Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in the 2020 Credit Agreement, employee relations, management’s plans, goals and objectives for future operations, sources and adequacy of liquidity and growth and markets for our stock. Sections of this Report that contain forward-looking statements include the Condensed Consolidated Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”
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
•the effects of third-party claims, litigation, regulatory proceedings or government investigations and
•risks related to return on investment;
•risks associated with the ability to consummate the Mergers and the timing of the closing of the Mergers;
•the ability to successfully integrate operations and employees following the closing of the Mergers;
•the ability to realize anticipated benefits and synergies of the Mergers as rapidly as or to the extent anticipated by financial analysts or investors;
•the potential impact of the announcement of the Mergers or the consummation of the Mergers on business relationships, including with employees, customers, suppliers and competitors;
•the potential unfavorable outcomes of any legal proceedings that have been or may be instituted against the Company or Matterport;
•the ability to retain key personnel and
•costs, fees, expenses and charges related to the Mergers.
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
Fluctuations in the British pound, Canadian dollar and Euro may have an impact on our business, results of operations and financial position. For the three months ended March 31, 2024, approximately 5% of our revenues were denominated in foreign currencies. For the three months ended March 31, 2024, our revenues would have decreased by approximately $3.6 million, if the U.S. dollar exchange rate used strengthened by 10%. For the three months ended March 31, 2024, our revenues would have increased by approximately $3.6 million, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of March 31, 2024, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $21.9 million.
We do not believe we have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2024. As of March 31, 2024, we had approximately $5.0 billion of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA-rated Government and Treasury Money Market Funds.
We are subject to interest rate market risk in connection with our revolving credit facility. On July 1, 2020, we entered into the 2020 Credit Agreement, which provides for variable rate borrowings of up to $750 million. On July 1, 2020, we issued $1.0 billion aggregate principal amount of Senior Notes. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all of our borrowings except for our credit facility are fixed rate, and no amounts were outstanding under our credit facility as of March 31, 2024. See Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report for additional information regarding our 2020 Credit Agreement.
We had approximately $2.7 billion of goodwill and intangible assets as of March 31, 2024. As of March 31, 2024, we believe our intangible assets will be recoverable; however, changes in the economy, the industry in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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
As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 and were operating at a reasonable assurance level.
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
Item 1A.Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors disclosed in Part I, “Item 1A Risk Factors” in our 2023 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also have a material adverse effect on our business, financial condition and/or results of operations. Other than the following item there have not been any material changes to the risk factors as previously disclosed in Part I, “Item 1A Risk Factors” in our 2023 Form 10-K.
We may be unable to complete the acquisition of Matterport or otherwise realize the benefits of the pending Matterport acquisition, which could have an adverse effect on us.
On April 22, 2024, we announced that we had entered into the Merger Agreement to acquire Matterport. Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, at the closing of the acquisition, we will acquire all of the outstanding shares of Matterport in a cash and stock transaction. The closing of the acquisition is subject to certain conditions, including: (1) approval by Matterport’s stockholders; (2) expiration or termination of the applicable waiting periods under applicable antitrust laws; (3) the effectiveness of the registration statement on Form S-4 to be filed with the SEC by us in connection with the transactions contemplated by the Merger Agreement; (4) approval for listing on Nasdaq Global Select Market of the shares of our common stock to be issued in the transaction; (5) no injunction, law or order prohibiting the Mergers; (6) accuracy of each party’s representations, subject in most cases to materiality or material adverse effect qualifications; (7) compliance by each party with its covenants in all material respects; and (8) with respect to the other party, there not having occurred since the date of the Merger Agreement any event, development, change or occurrence that has had or would reasonably be expected to have had, individually or in the aggregate, a material adverse effect. The failure to satisfy these conditions could delay the completion of the acquisition or prevent it from occurring. Any delay in completing the acquisition could cause us to not realize some or all of the benefits that we expect to achieve. Further, even if we are unable to complete the acquisition, we will still have incurred substantial expenses and diverted significant management time and resources from our ongoing business. There can be no assurance that the closing conditions will be satisfied or waived or that the transaction will be completed.
Until the completion of the acquisition, we will operate independently of Matterport. It is possible that the pendency of the acquisition could result in the loss of key employees, higher than expected costs, diversion of management attention, or the disruption of our ongoing businesses, which may adversely affect the combined company’s ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition. In addition, the amount of stock consideration offered per Matterport share is based on an exchange ratio that will be fixed prior to closing, subject to a collar, based on our share price, and will not be adjusted to account for changes in Matterport’s business, assets, liabilities, prospects, outlook, financial condition or results of operations, or any other changes during the pendency of the acquisition, including any change in the market price of, analyst estimates of or projections relating to Matterport’s common stock.
We have incurred, and we will continue to incur, transaction fees, including legal, regulatory and other costs associated with closing the transaction, as well as expenses related to formulating and implementing integration plans, including systems consolidation costs and employment-related costs. We may be unable to offset transaction and integration-related costs with the realization of other efficiencies related to the integration of the business.
The success of the Matterport acquisition, if completed, will depend in part on our ability to realize the anticipated business opportunities and growth prospects from combining our business with that of Matterport. We may never realize these business opportunities and growth prospects. We do not have experience in Matterport’s business in 3D digital technology or in manufacturing cameras. Matterport’s business is also subject to risks and uncertainties. There can be no assurances we will have success in these industries. Integrating operations will require significant efforts and expenditures. If we are unable to successfully or timely acquire and integrate Matterport’s business with ours, we may be unable to realize the growth, synergies and other anticipated benefits resulting from the acquisition and our business could be adversely affected.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months in the quarter ended March 31, 2024:
ISSUER PURCHASES OF EQUITY SECURITIES

2024	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through 31	757	$83.90	—	—
February 1 through 29	70,224	83.32	—	—
March 1 through 31	209,962	87.16	—	—
Total	280,943	$86.19	—	—
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
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization dated April 21, 2024, by and among CoStar Group, Inc., Matterport, Inc., Matrix Merger Sub, Inc. and Matrix Merger Sub II LLC. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 22, 2024).

3.1	Fourth Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 7, 2021).
3.2	Fourth Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 9, 2022).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	April 24, 2024	By:	/s/ Scott T. Wheeler
Scott T. Wheeler Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)