Form 10-Q
period 2024-06-30
COSTAR GROUP, INC.
filed 2024-07-25
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 22, 2024, there were 409,816,848 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.
FORM 10-Q

Glossary of Terms
The following abbreviations or acronyms used in this Quarterly Report on Form 10-Q (this "Report") are defined below:

Abbreviation or Acronym	Definition
2020 Credit Agreement
The second amended and restated credit agreement, dated July 1, 2020, which amended and restated in its entirety the then-existing credit agreement originally entered into on April 1, 2014, as amended by the first amendment to the second amended and restated credit agreement, dated May 8, 2023 and was replaced by the 2024 Credit Agreement in May 2024

2023 Form 10-K	CoStar Group's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 21, 2024
2024 Credit Agreement	On May 24, 2024, the Company entered into a credit agreement replacing the Company’s 2020 Credit Agreement
ASU	Accounting Standards Update
Business Immo	The legal entity BIH, a French société par actions simplifiée, the owner and operator of Business Immo, a leading commercial real estate news service provider in France
CECL	Current expected credit losses
CODM	Chief Operating Decision Maker
CoStar Group (also the “Company,” “we,” “us” or “our”)	The legal entity, CoStar Group, Inc., a Delaware corporation, one or more of its consolidated subsidiaries or operating segments, or the entirety of CoStar Group, Inc. and its consolidated subsidiaries
CoStar Group Share	A share of the common stock of the Company, par value $0.01 per share
CoStar UK	The legal entity, CoStar UK Limited, a wholly owned subsidiary of CoStar Group
CRI	CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of CoStar Group, Inc.
DSUs	Deferred Stock Units
EBITDA	Net income before interest income or expense, net; other income or expense, net; loss on debt extinguishment; income taxes; depreciation; and amortization
ESG	Environmental, Social, and Governance
ESPP	Employee Stock Purchase Plan
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FTC	The Federal Trade Commission
GAAP	Generally accepted accounting principles in the U.S.
GILTI	Global intangible low taxed income inclusion
Homes.com
The flagship brand of our North American residential products and a homes for-sale listings site, which manages workflow and marketing for residential real estate agents and brokers and allows homebuyers to view residential property listings, research communities, and connect with real estate agents and brokers

Homes.com Acquisition	CRI's acquisition of Homes.com completed on May 24, 2021 pursuant to a securities purchase agreement dated April 14, 2021 between Landmark, Homes Group, LLC, and CRI
HSR Act	The Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended
Land.com Network	Our network of sites featuring rural lands for sale, including: Land.com, LandsofAmerica.com, LandAndFarm.com, and LandWatch.com
Landmark	Landmark Media Enterprise, LLC
LIBOR	London Interbank Offered Rate
Matching RSUs	Awards of matching restricted stock units awarded under the Company's Management Stock Purchase Plan
Matterport	Matterport, Inc., a Delaware corporation and provider of a technology platform that uses spatial data to transform physical buildings and spaces into dimensionally-accurate digital images

Abbreviation or Acronym	Definition
Matterport Common Stock	Each share of Matterport Class A common stock, par value $0.0001 per share
Merger Sub I	Matrix Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company
Merger Sub II	Matrix Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of the Company
Merger Exchange Ratio
A ratio determined based on the average of the volume-weighted average prices at which the CoStar Group Shares trade on Nasdaq Global Select Market for the 20 consecutive Trading Days (as defined in the Merger Agreement) ending on (and including) the Trading Day that is three Trading Days prior to the date of the First Effective Time (the “Average CoStar Group Share Price”) and shall be subject to a symmetrical collar, applied as follows: (i) if the Average CoStar Group Share Price is greater than or equal to $94.62 (the “Ceiling Price”), then the Merger Exchange Ratio shall be set at 0.02906; (ii) if the Average CoStar Group Share Price is less than or equal to $77.42 (the “Floor Price”), then the Merger Exchange Ratio shall be set at 0.03552; or (iii) if the Average CoStar Group Share Price is greater than the Floor Price and less than the Ceiling Price, then the Merger Exchange Ratio shall be equal to the quotient of (x) $2.75 divided by (y) the Average CoStar Group Share Price

MLS	Multiple Listing Services
MSPP	Management Stock Purchase Plan
OnTheMarket	The legal entity OnTheMarket Limited. (formerly OnTheMarket Plc), the operator of onthemarket.com, a leading U.K. residential property portal
OnTheMarket Acquisition
CoStar UK's acquisition of OnTheMarket completed in December 2023, pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers. The acquisition was implemented by means of a court-sanctioned scheme of arrangement under the U.K. Companies Act 2006

ROU	Right-of-use
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	2.800% notes issued by CoStar Group, Inc. due July 15, 2030
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
STR	STR, LLC, together with STR Global Ltd., is a global data and analytics company that specializes in benchmarking hotel performance and providing market insights to the industry
Ten-X	The legal entity Ten-X Holding Company, Inc. and its directly and indirectly owned subsidiaries
Term SOFR	The forward-looking SOFR term rates administered by CME Group Benchmark Administration Limited
U.K.	The United Kingdom of Great Britain and Northern Ireland
U.S.	The United States of America

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$677.8	$605.9	$1,334.2	$1,190.3
Cost of revenues	135.8	112.4	277.0	231.6
Gross profit	542.0	493.5	1,057.2	958.7

Operating expenses:
Selling and marketing (excluding customer base amortization)	358.4	250.0	724.5	476.2
Software development	79.6	63.4	162.0	130.0
General and administrative	109.9	90.6	208.4	180.1
Customer base amortization	10.2	10.4	21.2	21.0
	558.1	414.4	1,116.1	807.3
(Loss) income from operations	(16.1)	79.1	(58.9)	151.4
Interest income, net	53.5	51.9	109.7	95.4
Other (expense) income, net	(1.5)	0.6	(3.4)	1.2
Income before income taxes	35.9	131.6	47.4	248.0
Income tax expense	16.7	31.1	21.5	60.3
Net income	$19.2	$100.5	$25.9	$187.7

Net income per share - basic	$0.05	$0.25	$0.06	$0.46
Net income per share - diluted	$0.05	$0.25	$0.06	$0.46

Weighted-average outstanding shares - basic	406.0	405.4	405.8	405.0
Weighted-average outstanding shares - diluted	407.4	406.7	407.3	406.5

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$19.2	$100.5	$25.9	$187.7
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(0.2)	3.4	(4.5)	7.4
Total other comprehensive (loss) income, net of tax	(0.2)	3.4	(4.5)	7.4
Total comprehensive income	$19.0	$103.9	$21.4	$195.1

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,919.5	$5,215.9
Accounts receivable	226.2	213.2
Less: Allowance for credit losses	(22.4)	(23.2)
Accounts receivable, net	203.8	190.0
Prepaid expenses and other current assets	83.9	70.2
Total current assets	5,207.2	5,476.1

Deferred income taxes, net	4.3	4.3
Property and equipment, net	853.2	472.2
Lease right-of-use assets	69.3	79.8
Goodwill	2,383.6	2,386.2
Intangible assets, net	342.5	313.7
Deferred commission costs, net	178.9	167.7
Deposits and other assets	26.3	17.7
Income tax receivable	2.0	2.0
Total assets	$9,067.3	$8,919.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101.0	$23.1
Accrued wages and commissions	110.2	117.8
Accrued expenses and other current liabilities	186.3	163.0
Income taxes payable	0.1	7.7
Lease liabilities	41.2	40.0
Deferred revenue	122.9	104.2
Total current liabilities	561.7	455.8

Long-term debt, net	991.2	990.5
Deferred income taxes, net	30.3	36.7
Income taxes payable	18.8	18.2
Lease and other long-term liabilities	69.6	79.9
Total liabilities	1,671.6	1,581.1

Total stockholders' equity	7,395.7	7,338.6
Total liabilities and stockholders' equity	$9,067.3	$8,919.7

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	408.1	$4.1	$5,147.8	$(17.6)	$2,204.3	$7,338.6
Net income	—	—	—	—	6.7	6.7
Other comprehensive loss	—	—	—	(4.3)	—	(4.3)
Restricted stock grants	1.4	—	—	—	—	—
Restricted stock grants surrendered	(0.4)	—	(24.5)	—	—	(24.5)
Employee stock purchase plan	0.1	—	5.2	—	—	5.2
Management stock purchase plan	—	—	(1.5)	—	—	(1.5)
Stock-based compensation expense	—	—	22.4	—	—	22.4
Balance at March 31, 2024	409.2	$4.1	$5,149.4	$(21.9)	$2,211.0	$7,342.6
Net income	—	—	—	—	19.2	19.2
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Exercise of stock options	0.1	—	7.1	—	—	7.1
Restricted stock grants	0.1	—	—	—	—	—
Restricted stock grants surrendered	(0.2)	—	(0.7)	—	—	(0.7)
Employee stock purchase plan	0.1	—	6.0	—	—	6.0
Management stock purchase plan	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	—	21.9	—	—	21.9
Balance at June 30, 2024	409.3	$4.1	$5,183.5	$(22.1)	$2,230.2	$7,395.7

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	406.7	$4.1	$5,065.5	$(29.1)	$1,829.6	$6,870.1
Net income	—	—	—	—	87.1	87.1
Other comprehensive income	—	—	—	4.1	—	4.1
Exercise of stock options	—	—	0.5	—	—	0.5
Restricted stock grants	1.3	—	—	—	—	—
Restricted stock grants surrendered	(0.5)	—	(18.6)	—	—	(18.6)
Employee stock purchase plan	0.1	—	5.8	—	—	5.8
Management stock purchase plan	0.1	—	(3.0)	—	—	(3.0)
Stock-based compensation expense	—	—	19.6	—	—	19.6
Balance at March 31, 2023	407.7	$4.1	$5,069.8	$(25.0)	$1,916.7	$6,965.6
Net income	—	—	—	—	100.5	100.5
Other comprehensive income	—	—	—	3.4	—	3.4
Exercise of stock options	0.4	—	6.9	—	—	7.0
Restricted stock grants surrendered	(0.1)	—	(0.8)	—	—	(0.8)
Employee stock purchase plan	0.1	—	3.9	—	—	3.9
Stock-based compensation expense	—	—	21.5	—	—	21.5
Balance at June 30, 2023	408.0	$4.1	$5,101.3	$(21.6)	$2,017.3	$7,101.1

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$25.9	$187.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.1	51.7
Amortization of deferred commissions costs	56.3	45.3
Amortization of Senior Notes discount and issuance costs	1.7	1.2
Non-cash lease expense	16.5	14.1
Stock-based compensation expense	45.5	41.9
Deferred income taxes, net	(6.4)	(7.0)
Credit loss expense	17.0	13.9
Other operating activities, net	0.1	0.5

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(31.1)	(40.6)
Prepaid expenses and other current assets	(13.8)	(4.2)
Deferred commissions	(67.6)	(65.0)
Accounts payable and other liabilities	88.0	54.4
Lease liabilities	(18.4)	(16.6)
Income taxes payable, net	(7.0)	12.9
Deferred revenue	19.0	8.9
Other assets	(0.1)	(0.7)
Net cash provided by operating activities	197.7	298.4

Investing activities:
Purchases of property, equipment, and other assets for new campuses	(449.5)	(45.6)
Purchases of property, equipment, and other assets	(23.0)	(8.8)
Cash paid for acquisitions, net of cash acquired	(5.1)	—
Net cash used in investing activities	(477.6)	(54.4)

Financing activities:
Repurchase of restricted stock to satisfy tax withholding obligations	(26.9)	(22.5)
Proceeds from exercise of stock options and employee stock purchase plan	17.2	16.2
Payments of debt issuance costs	(3.4)	—
Principal repayments of finance lease obligations	(2.2)	—
Net cash used in financing activities	(15.3)	(6.3)

Effect of foreign currency exchange rates on cash and cash equivalents	(1.2)	(0.4)
Net (decrease) increase in cash and cash equivalents	(296.4)	237.3
Cash and cash equivalents at the beginning of period	5,215.9	4,968.0
Cash and cash equivalents at the end of period	$4,919.5	$5,205.3

Supplemental cash flow disclosures:
Interest paid	$15.7	$15.4
Income taxes paid	$54.1	$63.7

Supplemental non-cash investing and financing activities:
Accrued capital expenditures and non-cash landlord incentives	$11.3	$8.2
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.ORGANIZATION
CoStar Group (the “Company”) provides information and analytics to the commercial real estate and related business community through its comprehensive, proprietary database of commercial real estate information and related tools. The Company also provides online marketplaces for commercial real estate, apartment rentals, residential real estate, land for sale, and businesses for sale. The Company's services are typically distributed to its customers under subscription-based agreements that typically renew automatically, a majority of which have a term of at least one year. The Company operates within two operating segments, North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America.
The Company acquired OnTheMarket in December 2023. Through the previous Homes.com Acquisition and the OnTheMarket Acquisition, the Company also offers online platforms that manage workflow and marketing for residential real estate agents and brokers and provide portals for homebuyers to view residential property listings. See Note 5 for further discussion of the OnTheMarket Acquisition.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at June 30, 2024 and December 31, 2023, the results of its operations for the three and six months ended June 30, 2024 and 2023, its comprehensive income for the three and six months ended June 30, 2024 and 2023, its changes in stockholders' equity for the three and six months ended June 30, 2024 and 2023, and its cash flows for the six months ended June 30, 2024 and 2023.
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
Revenue Recognition
The Company derives revenues primarily by (i) providing access to its proprietary database of commercial real estate information, including benchmarking and analytics for the hospitality industry and (ii) providing online marketplaces for professional property management companies, property owners, real estate agents and brokers, and landlords, in each case, typically through a fixed monthly fee for its subscription-based services. Other subscription-based services include (i) real estate and lease management solutions to commercial customers, real estate investors, and lenders, (ii) access to applications to

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
manage workflow and marketing services for residential real estate agents, and (iii) market research and portfolio and debt analysis, management, and reporting capabilities.
Subscription contract rates are generally based on the number of sites, number of users, organization size, the customer’s business focus, geography, the number of properties reported on or analyzed, the number and types of services to which a customer subscribes, the number of properties a customer advertises, the number of transactions and average transaction size a broker or agent has closed, and the prominence and placement of a customer's advertised properties in the search results. The Company’s subscription-based license or membership agreements typically renew automatically and a majority have a term of at least one year. Revenues from subscription-based contracts were approximately 96% and 95% of total revenues for the three months ended June 30, 2024 and 2023, respectively, and 96% and 95% of total revenues for the six months ended June 30, 2024 and 2023, respectively.
The Company also derives revenues from transaction-based services, including: (i) an online auction platform for commercial real estate through Ten-X, (ii) providing online tenant applications, including background and credit checks and rental payment processing, and (iii) ancillary products and services that are sold on an ad hoc basis.
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
See Note 3 for further discussion of the Company's revenue.
Cost of Revenues
Cost of revenues principally consists of salaries, benefits, bonuses, stock-based compensation expenses, and other indirect costs for the Company's researchers who collect and analyze the real estate data that is the basis for the Company's information,analytic and marketplace services and for employees that support these products. Additionally, cost of revenues includes the cost of data from third-party data sources, product hosting costs, costs related to advertising purchased on behalf of customers, credit card and other transaction fees relating to processing customer transactions, which are expensed as incurred, and the amortization of acquired trade names, technology, and certain other intangible assets.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Foreign Currency
The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other (expense) income, net in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized a negligible net foreign currency loss for the three months ended June 30, 2024 and a net foreign currency loss of $0.4 million for the three months ended June 30, 2023. The Company recognized a net foreign currency loss of $0.1 million for the six months ended June 30, 2024 and a net foreign currency loss of $0.8 million for the six months ended June 30, 2023.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, were as follows (in millions):

	June 30, 2024	December 31, 2023
Foreign currency translation loss	$(22.1)	$(17.6)
Total accumulated other comprehensive loss	$(22.1)	$(17.6)
There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table sets forth the calculation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2024	2023	2024	2023

Net income	$19.2	$100.5	$25.9	$187.7
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	406.0	405.4	405.8	405.0
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	1.4	1.3	1.5	1.5
Denominator for diluted net income per share — weighted-average outstanding shares	407.4	406.7	407.3	406.5

Net income per share — basic	$0.05	$0.25	$0.06	$0.46
Net income per share — diluted	$0.05	$0.25	$0.06	$0.46
The Company’s potentially dilutive securities include outstanding stock options, unvested stock-based awards, which include restricted stock awards that vest over a specific service period, restricted stock awards with a performance and market condition, restricted stock units, and Matching RSUs awarded under the MSPP. Shares underlying unvested restricted stock awards that vest based on a performance and a market condition that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Diluted net income per share considers the impact of potentially dilutive securities except when the inclusion of the potentially dilutive securities would have an anti-dilutive effect.
The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Performance-based restricted stock awards	0.9	0.7	0.9	0.7
Anti-dilutive securities	0.5	0.5	1.1	1.1
Stock-Based Compensation
Equity instruments issued in exchange for services performed by officers, employees, and directors of the Company are accounted for using a fair-value based method and the fair value of such equity instruments is recognized as expense in the condensed consolidated statements of operations.
For stock-based awards that vest over a specific service period, compensation expense is measured based on the fair value of the awards at the grant date and is recognized on a straight-line basis over the service period of the awards, net of an estimated forfeiture rate. For equity instruments that vest based on achievement of both a performance and market condition, stock-based compensation expense is recognized over the service period of the awards based on the expected achievement of the related performance conditions at the end of each reporting period. If the Company's initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized, and any previously recognized stock-based compensation expense will be reversed. For awards with both a performance and a market condition, the Company estimates the fair value of each equity instrument granted on the grant date using a Monte-Carlo simulation model. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to calculate the fair value of the awards, which includes the recent market price and volatility of the Company's shares. When determining the grant date fair value of all stock-based awards, the Company considers whether it is in possession of any

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
material, non-public information that upon its release would have a material effect on its share price, and if so, whether the observable share price or expected volatility assumptions used in determining the fair value of the awards should be adjusted.
Stock-based compensation expense for stock options, restricted stock awards and restricted stock units issued under equity incentive plans, stock purchases under the ESPP, DSUs, and Matching RSUs awarded under the MSPP included in the Company’s condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$3.6	$3.5	$7.3	$6.9
Selling and marketing (excluding customer base amortization)	3.0	2.4	5.5	4.6
Software development	5.7	4.3	11.0	8.4
General and administrative	10.4	11.6	21.7	22.0
Total stock-based compensation expense	$22.7	$21.8	$45.5	$41.9
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company had no restricted cash as of June 30, 2024 and December 31, 2023.
Allowance for Credit Losses
The Company maintains an allowance for credit losses to cover its current expected credit losses on its trade receivables and contract assets arising from the failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables and contract assets based on historical information, current conditions that may affect a customer’s ability to pay, and reasonable and supportable forecasts. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write-off trends. Based on the Company’s experience, the customer's delinquency status, which is analyzed periodically, is the strongest indicator of the credit quality of the underlying trade receivables. The Company’s policy is to write off trade receivables when they are deemed uncollectible. A majority of the Company's trade receivables are less than 365 days outstanding.
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
•Information Services Portfolio Segment - The Information Services portfolio segment consists of four classes of trade receivables: CoStar Real Estate Manager; Hospitality, North America; Hospitality, International; and other Information Services.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Leases
The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at the commencement of the arrangement, at which time the Company also measures and recognizes an ROU asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. For the purposes of recognizing ROU assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient to not recognize an ROU asset or lease liability for short-term leases, which are leases with a term of 12 months or less. The lease term is defined as the noncancelable portion of the lease term, plus any periods covered by an option to extend the lease if it is reasonably certain that the option will be exercised.
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
Long-Lived Assets, Intangible Assets and Goodwill
Long-lived assets, such as property and equipment and purchased intangibles that are subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and amortized over the estimated useful life of the asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company removes the cost and accumulated amortization of intangible assets as they become fully amortized.
Goodwill is tested for impairment at least annually, on October 1, or more frequently if an event or other circumstance indicates that the fair value of a reporting unit may be below its carrying amount. The Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or elect to bypass the qualitative assessment. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or the Company elects to bypass the qualitative assessment, the Company then performs a quantitative assessment by determining the fair value of each reporting unit. The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates, including the discount rate, growth rate, and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company’s forecasts, business plans, economic projections, and anticipated future cash flows. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Leasing Operations and Other Income, Expense
In February 2024, the Company closed on the purchase of an office tower and the land on which it rests in Arlington, Virginia and intends to build out space to house the employees currently in our Washington, DC headquarters and support anticipated growth and expansion of its operations in the coming years. Maintenance, physical facilities, leasing, property management, and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office tower measures approximately 550,000 rentable square feet.
The Company records the activity from this building's operations and leases, including building depreciation and operating expenses for space occupied by third parties, as other (expense) income, net in the condensed consolidated statements of operations, as leasing is not core to the Company's operations. Building depreciation and operating expenses for space occupied by the Company are allocated between cost of revenues, selling and marketing (excluding customer base amortization), software development, and general and administrative expenses in the condensed consolidated statement of operations based on headcount. At June 30, 2024, the Company occupied a negligible percentage of the property with the remainder leased or available to be leased to third parties.
Lease income includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease. When a renewal option is included within the lease, the Company assesses whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Further, lease income includes tenant reimbursement amounts for the recovery of the operating expenses and real estate taxes. Tenant reimbursements, which vary each period, are non-lease components that are not the predominant activity within the contract. The Company has elected the practical expedient that allows it to combine certain lease and non-lease components of operating leases. Non-lease components are recognized together with fixed base rent in "lease income," as variable lease income in the same period as the related expenses are incurred. Variable lease income was not material for the three and six months ended June 30, 2024. Components of other (expense) income, net related to leasing operations for the three and six months ended June 30, 2024 were as follows (in millions):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Lease income	$6.6	$9.8
Property operating expenses	2.7	4.2
Depreciation and amortization expense	5.3	8.9
Other expense, net from leasing operations	$(1.4)	$(3.3)
The Company accounted for the purchase of this building as an asset acquisition at the cost to acquire, including transaction costs. The Company estimated the fair values of acquired tangible assets (consisting of land, buildings, improvements, and other assets), identified intangible assets and liabilities (consisting of in-place leases and above- and below-market leases), and other liabilities based on its evaluation of information and estimates available at the date of acquisition. Based on these estimates, the Company allocated the total cost to the identified assets acquired and liabilities assumed based on their relative fair value.
The fair value of the building and building improvements consists of the physical structure containing rentable area, as well as amenities such as parking structures, and was valued as if vacant, using the cost approach, which uses replacement cost data obtained from industry recognized guides less depreciation as an input to estimate the fair value, with consideration given to its age, functionality, use classification, construction quality, replacement cost new, and accumulated depreciation (effective age vs. economic life). The Company also considered the value of the building using an income approach. The income approach uses market leasing assumptions to estimate the fair value of the property as if vacant assuming lease-up at prevailing market rental rates over a market-based lease-up period, including deductions for lost-rent during lease-up and leasing costs. The cost and income approaches are reconciled to arrive at an estimated building fair value. The Company assessed the fair value of land based on market comparisons.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The fair values of identified intangible assets and liabilities were determined based on the following:
•The value allocable to the above- or below-market component of an acquired in-place lease is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired lease) of the difference between: (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using market rates current at the time of the acquisition for the remaining term of the lease. Amounts allocated to above-market leases are recorded as above-market leases in intangible assets, net in the condensed consolidated balance sheets. These intangible assets are amortized on a straight-line basis as a reduction to lease income which is recorded within other (expense) income, net in the condensed consolidated statements of operations over the remaining terms of the respective leases.
•Factors considered in determining the value allocable to in-place leases during hypothetical lease-up periods related to space that is leased at the time of acquisition include: (i) lost rent and operating cost recoveries during the hypothetical lease-up period and (ii) theoretical leasing commissions required to execute similar leases. These intangible assets are recorded as in-place leases in intangible assets, net in the condensed consolidated balance sheets and are amortized to other (expense) income, net in the condensed consolidated statements of operations over the remaining term of the existing lease.
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
See Note 10 for further discussion of the Company's accounting for its outstanding debt, revolving credit facility, and related issuance costs.
Business Combinations
The Company includes the results of operations of the businesses that it acquires from the date of acquisition. The Company generally allocates the purchase consideration to the tangible assets acquired and liabilities assumed and intangible assets acquired based on their estimated fair values on the date of the acquisition. The purchase price is generally determined based on the fair value of the assets transferred, liabilities assumed and equity interests issued, after considering any transactions that are separate from the business combination. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The Company applies significant assumptions, estimates, and judgments in determining the fair value of assets acquired and liabilities assumed on the acquisition date, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology, acquired trade names, useful lives, royalty rates, and discount rates. Estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any adjustments to provisional amounts that are identified during the measurement period, not to exceed one year from the date of acquisition, are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
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
Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the condensed consolidated statements of operations.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to debt, contracts, hedging relationships, and other transactions affected by reference rate reform. The provisions of ASC 848 must be applied to all contracts that are accounted for under a Topic, Subtopic, or Industry Subtopic for all transactions other than derivatives, which may be applied at a hedging relationship level. Originally, the guidance was effective for fiscal years beginning after January 1, 2021, including interim periods within those fiscal years. However, in response to the deferral of the cessation date for certain overnight LIBOR measures, the FASB issued ASU 2022-06 on December 21, 2022, which extended the sunset date of Topic 848 to December 31, 2024. The Company's 2020 Credit Agreement provided for a $750 million revolving credit facility and a letter of credit sublimit of $20 million, with interest rates previously benchmarked to LIBOR. The Company adopted this accounting pronouncement with the execution of the First Amendment to the 2020 Credit Agreement in May 2023. This guidance provides an optional practical expedient that allows a qualifying modification to be accounted for as a debt modification rather than be analyzed under existing guidance to determine if the modification should be accounted for as a debt extinguishment. In adopting this accounting standard, the Company elected to apply this optional expedient. Adopting this accounting standard did not have a material impact on the Company's consolidated financial statements and related disclosures.
See Note 10 for further discussion of the Company's accounting for its outstanding debt, revolving credit facility, and related issuance costs.
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
3.REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
Revenues by operating segment and type of service consist of the following (in millions):

	Three Months Ended June 30,
	2024			2023
	North America	International	Total	North America	International	Total
CoStar	$237.1	$15.9	$253.0	$219.6	$9.6	$229.2
Information Services	27.9	5.5	33.4	32.2	9.7	41.9
Multifamily	264.2	—	264.2	224.3	—	224.3
LoopNet	67.2	2.6	69.8	63.2	2.3	65.5
Residential	16.2	10.0	26.2	12.7	—	12.7
Other Marketplaces	31.2	—	31.2	32.3	—	32.3
Total revenues	$643.8	$34.0	$677.8	$584.3	$21.6	$605.9

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Six Months Ended June 30,
	2024			2023
	North America	International	Total	North America	International	Total
CoStar	$472.8	$30.5	$503.3	$435.4	$18.8	$454.2
Information Services	55.3	11.1	66.4	64.3	19.2	83.5
Multifamily	519.0	—	519.0	435.0	—	435.0
LoopNet	133.6	5.3	138.9	124.4	4.4	128.8
Residential	24.6	20.2	44.8	25.9	—	25.9
Other Marketplaces	61.8	—	61.8	62.9	—	62.9
Total revenues	$1,267.1	$67.1	$1,334.2	$1,147.9	$42.4	$1,190.3
Deferred Revenue
Deferred revenue as of June 30, 2024 and December 31, 2023 was as follows (in millions):

Balance	Balance Sheet Caption	June 30, 2024	December 31, 2023
Current portion	Deferred revenue	$122.9	$104.2
Non-current portion	Lease and other long-term liabilities	0.2	0.1
Total deferred revenue		$123.1	$104.3
Changes in deferred revenue for the period were as follows (in millions):

Balance at December 31, 2023	$104.3
Revenues recognized in the current period from the amounts in the beginning balance	(85.3)
New deferrals, net of amounts recognized in the current period	104.3
Effects of foreign currency	(0.2)
Balance at June 30, 2024	$123.1
Contract Assets
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and represent a conditional right to consideration for satisfied performance obligations that become a receivable when the conditions are satisfied. Contract assets as of June 30, 2024 and December 31, 2023 were as follows (in millions):

Balance	Balance Sheet Caption	June 30, 2024	December 31, 2023
Current portion	Prepaid expenses and other current assets	$5.7	$5.8
Non-current portion	Deposits and other assets	7.6	8.0
Total contract assets		$13.3	$13.8
Revenues reduced from contract assets for the three and six months ended June 30, 2024 were $0.4 million and $0.5 million, respectively. Revenues recognized from contract assets for the three and six months ended June 30, 2023 were $0.4 million and $0.9 million, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Unsatisfied Performance Obligations
Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $410 million at June 30, 2024, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.
Commissions
Commissions expense is included in selling and marketing expense in the Company's condensed consolidated statements of operations. Commissions expense activity for the three and six months ended June 30, 2024 and 2023 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commissions incurred	$44.7	$46.7	$96.5	$92.3
Commissions capitalized in the current period	(28.9)	(32.8)	(67.6)	(65.0)
Amortization of deferred commissions costs	29.1	23.4	56.3	45.3
Total commissions expense	$44.9	$37.3	$85.2	$72.6
The Company determined that no deferred commissions were impaired as of June 30, 2024 and 2023.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4.ALLOWANCE FOR CREDIT LOSSES
The following tables detail the activity related to the allowance for credit losses for trade receivables by portfolio segment (in millions):

	Six Months Ended June 30, 2024
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2023	$9.7	$2.5	$7.3	$2.7	$1.0	$23.2
Current-period provision for expected credit losses	7.1	0.7	6.5	2.5	0.2	17.0
Write-offs charged against the allowance, net of recoveries and other	(9.5)	(0.7)	(4.8)	(2.9)	0.1	(17.8)
Ending balance at June 30, 2024	$7.3	$2.5	$9.0	$2.3	$1.3	$22.4

	Six Months Ended June 30, 2023
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2022	$4.5	$1.1	$4.3	$1.4	$0.9	$12.2
Current-period provision for expected credit losses	8.8	0.5	2.1	2.6	—	13.9
Write-offs charged against the allowance, net of recoveries and other	(8.1)	(0.1)	(0.9)	(2.0)	—	(11.1)
Ending balance at June 30, 2023	$5.2	$1.5	$5.5	$2.0	$0.9	$15.0
Credit loss expense is included in general and administrative expenses on the condensed consolidated statements of operations. Credit loss expense related to contract assets was not material for the six months ended June 30, 2024 and 2023. Residential accounts receivable and the related allowance for credit losses are not material.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.ACQUISITIONS
OnTheMarket
On December 12, 2023, CoStar UK acquired OnTheMarket, the operator of onthemarket.com, a U.K. residential property portal. At the time of closing, CoStar UK acquired all of the then-issued ordinary share capital of OnTheMarket for cash consideration of 110 pence per share or £94.0 million ($117.9 million). OnTheMarket had certain share option contracts that had not been exercised at the time of closing for which CoStar UK established a liability for £2.0 million ($2.6 million). This resulted in total consideration of £96.0 million ($120.4 million). Certain shares outstanding at the time of the closing resulted from contracts held by employees of OnTheMarket or its subsidiaries that required OnTheMarket to withhold income and employment taxes of £4.0 million ($5.1 million), which represented consideration payable at December 31, 2023 and were remitted to the appropriate taxing authority in January 2024.
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
The net assets of OnTheMarket were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were based, primarily, on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates. The purchase price allocation is preliminary, subject, primarily, to the Company's assessment of certain tax matters and contingencies. The estimated fair value of the customer base assets incorporated significant assumptions that had a material impact on the estimated fair value, such as discount rates, projected revenue growth rates, customer attrition rates, and profit margins.
The following table summarizes the fair values (in millions) of the identifiable intangible assets acquired in the OnTheMarket Acquisition, included in the Company's International operating segment, their related estimated useful lives (in years), and their respective amortization methods:

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
Matterport
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
Consummation of the Mergers is subject to certain customary conditions, including, among others: the required approval of the Matterport stockholders; the expiration or termination of the applicable waiting periods under the HSR Act and the Antitrust Laws (each as defined in the Merger Agreement) of certain other jurisdictions; the absence of any law, injunction, order, or award restraining, enjoining, or otherwise prohibiting or making illegal the consummation of the Mergers; and the CoStar Group Shares to be issued in the Mergers being approved for listing on Nasdaq Global Select Market. Each party’s obligation to consummate the Mergers is subject to certain other conditions, including the accuracy of the representations and warranties of the other party, compliance in all material respects by the other party with its obligations under the Merger Agreement, and the absence of a material adverse effect related to the other party. Consummation of the Mergers is not subject to approval by the stockholders of the Company or to any financing condition.
The Merger Agreement requires the Company to pay an $85 million fee to Matterport in the event the Merger Agreement is terminated under specified circumstances, including, among others: if certain antitrust approvals are not obtained or a governmental order related to antitrust or competition matters prohibits the consummation of the transaction. The Company intends to fund the cash consideration with cash on hand and expects the transaction to close in the fourth quarter of 2024. The cash consideration is estimated to be $940 million and the stock consideration would require the issuance of approximately 11.2 million CoStar Group Shares using the share price of the Company at April 19, 2024, not considering Fractional Share Consideration. In addition, awards of restricted stock units relating to Matterport grants that are outstanding at the time of the First Merger will be converted into a corresponding award of CoStar Group Shares based on the Merger Consideration.
6.INVESTMENTS AND FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. There is a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs, such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
As of June 30, 2024 and December 31, 2023, the Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $4.7 billion and $5.1 billion, respectively. The Company had no Level 2 or Level 3 financial assets measured at fair value.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company holds or has issued other financial instruments, including cash deposits, accounts receivable, accounts payable, accrued expenses, and Senior Notes. The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of both June 30, 2024 and December 31, 2023. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $0.8 billion and $0.9 billion as of June 30, 2024 and December 31, 2023, respectively.
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
Lease costs related to the Company's operating and finance leases included in the condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating lease costs:	2024	2023	2024	2023

Cost of revenues	$2.4	$2.4	$5.0	$4.5
Software development	1.9	1.5	3.6	3.0
Selling and marketing (excluding customer base amortization)	3.5	3.9	7.4	7.5
General and administrative	1.9	1.0	3.3	2.0
Total operating lease costs	$9.7	$8.8	$19.3	$17.0
Finance lease costs:
Amortization of ROU assets	$1.1	$—	$2.3	$—
Interest on lease liabilities	0.3	—	0.6	—
Total finance lease costs	1.4	—	2.9	—
Total lease costs	$11.1	$8.8	$22.2	$17.0
Finance lease costs primarily relate to vehicles used by the Company's research teams and the amortization of the ROU assets are recorded to cost of revenues in the consolidated statements of operations. The impact of lease costs related to short-term leases was not material for the three and six months ended June 30, 2024 and 2023.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental balance sheet information related to operating leases was as follows (in millions):

Balance	Balance Sheet Location	June 30, 2024	December 31, 2023
Operating lease liabilities		$97.0	$109.9
Less: imputed interest		(6.7)	(7.0)
Present value of lease liabilities		90.3	102.9
Less: current portion of lease liabilities	Lease liabilities	36.7	36.9
Long-term lease liabilities	Lease and other long-term liabilities	$53.6	$66.0

Weighted-average remaining lease term in years		3.8	3.9
Weighted-average discount rate		3.7%	3.6%
ROU Assets	Lease right-of-use assets	$69.3	$79.8

Finance lease liabilities		$18.0	$14.6
Less: imputed interest		(1.8)	(1.6)
Present value of lease liabilities		16.2	13.0
Less: current portion of lease liabilities	Lease liabilities	4.5	3.1
Long-term lease liabilities	Lease and other long-term liabilities	$11.7	$9.9

Weighted-average remaining lease term in years		3.4	3.8
Weighted-average discount rate		6.6%	7.8%
ROU Assets	Property and equipment, net	$16.3	$10.8
Supplemental cash flow information related to leases was as follows (in millions):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$17.4	$19.4
Operating cash flows used in finance leases	$0.6	$—
Financing cash flows used in finance leases	$2.2	$—

ROU assets obtained in exchange for lease obligations:
Operating leases	$6.4	$10.5
Finance leases	$5.4	$—

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8.GOODWILL
The changes in the carrying amount of goodwill by operating segment consist of the following (in millions):

	North America	International	Total
Goodwill, December 31, 2022	$2,149.2	$165.6	$2,314.8
Acquisitions, including measurement period adjustments(1)	—	62.8	62.8
Effect of foreign currency translation	—	8.6	8.6
Goodwill, December 31, 2023	2,149.2	237.0	2,386.2
Effect of foreign currency translation	—	(2.6)	(2.6)
Goodwill, June 30, 2024	$2,149.2	$234.4	$2,383.6
__________________________
(1) International goodwill generated during the year ended December 31, 2023 from the OnTheMarket Acquisition was $62.8 million.
No impairments of the Company's goodwill were recognized during the three and six months ended June 30, 2024 and 2023.
9.    INTANGIBLE ASSETS
Intangible assets consist of the following (in millions, except amortization period data):

	June 30, 2024	December 31, 2023	Weighted- Average Amortization Period (in years)
Acquired technology and data	$36.2	$36.3	5
Accumulated amortization	(24.8)	(21.0)
Acquired technology and data, net	11.4	15.3

Acquired customer base	438.9	509.5	10
Accumulated amortization	(281.9)	(330.7)
Acquired customer base, net	157.0	178.8

Acquired trade names and other intangible assets	251.8	258.9	13
Accumulated amortization	(143.6)	(139.3)
Acquired trade names and other intangible assets, net	108.2	119.6

Acquired above-market leases	41.7	—	4
Accumulated amortization	(4.9)	—
Acquired above-market leases, net	36.8	—

Acquired in-place leases	32.0	—	6
Accumulated amortization	(2.9)	—
Acquired in-place leases, net	29.1	—

Intangible assets, net	$342.5	$313.7

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No impairments of the Company's intangible assets were recognized during the six months ended June 30, 2024 and 2023. During the six months ended June 30, 2024, the Company removed $77.1 million of intangible assets that were fully amortized from the acquired intangible assets and accumulated amortization, which had no net impact on the Company's financial results.
10.LONG-TERM DEBT
The table below presents the components of outstanding debt (in millions):

	June 30, 2024	December 31, 2023
2.800% Senior Notes due July 15, 2030	$1,000.0	$1,000.0
2020 Credit Agreement, due July 1, 2025	—	—
2024 Credit Agreement, due July 1, 2029	—	—
Total face amount of long-term debt	1,000.0	1,000.0
Senior Notes unamortized discount and issuance costs	(8.8)	(9.5)
Long-term debt, net	991.2	990.5
Senior Notes
On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act, and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes), and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries, and the indenture governing the Senior Notes contains covenants, events of default, and other customary provisions with which the Company was in compliance as of June 30, 2024.
Revolving Credit Facility
On May 24, 2024, the Company entered into the 2024 Credit Agreement, which provides for a $1.1 billion revolving credit facility with a term of five years (maturing May 24, 2029), and a letter of credit sublimit of $20 million from a syndicate of financial institutions and issuing banks. The 2024 Credit Agreement replaces the Company's 2020 Credit Agreement.
Borrowings bear interest at a floating rate, which can be, at the Company’s option, either (a) an alternate base rate plus an applicable rate ranging from 0.125% to 0.750% or (b) a Term SOFR, SONIA rate, or EURIBOR for the specified interest period plus an applicable rate ranging from 1.125% to 1.750%, in each case depending on the Company’s Debt Rating (as defined in the 2024 Credit Agreement).
The 2024 Credit Agreement contains customary affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, maintenance of properties, and compliance with laws, including environmental laws, subject to certain exceptions. The 2024 Credit Agreement contains customary negative covenants, including, among others, restrictions on the ability of the Company and its subsidiaries to merge and consolidate with other companies, restrictions on the ability of certain subsidiaries to incur indebtedness, and restrictions on the ability of the Company and certain subsidiaries to grant liens or security interests on assets, subject to certain exceptions. The 2024 Credit Agreement contains a financial maintenance covenant that requires the Company to maintain a Total Leverage Ratio (as defined in the 2024 Credit Agreement) of less than or equal to 4.50 to 1.00, tested at the end of each fiscal quarter. The 2024 Credit

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Agreement also provides for a number of customary events of default, including, among others: payment defaults to the Lenders, voluntary and involuntary bankruptcy proceedings, covenant defaults, material inaccuracies of representations and warranties, cross-acceleration to other material indebtedness, certain change of control events, material money judgments and, other customary events of default. The occurrence of an event of default could result in the acceleration of obligations and the termination of lending commitments under the 2024 Credit Agreement. The Company was in compliance with the covenants in the 2024 Credit Agreement as of June 30, 2024. As of June 30, 2024, the Company had no amounts drawn under this facility.
The Company had $4.2 million and $1.6 million of deferred debt issuance costs related to the revolving credit facility as of June 30, 2024 and December 31, 2023, respectively. These amounts are included in deposits and other assets on the Company's condensed consolidated balance sheets.
The Company recognized interest expense as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest on outstanding borrowings	$7.0	$7.0	$14.0	$14.0
Amortization of Senior Notes discount and issuance costs	1.1	0.6	1.7	1.2
Interest capitalized for construction in process	(1.5)	—	(2.6)	—
Commitment fees and other	0.8	0.5	1.6	1.4
Total interest expense	$7.4	$8.1	$14.7	$16.6
11.INCOME TAXES
The income tax provision reflects an effective tax rate of approximately 47% and 24% for the three months ended June 30, 2024 and 2023, respectively, and 45% and 24% for the six months ended June 30, 2024 and 2023, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2024 was primarily due to lower U.S. income and larger U.K. losses with no tax benefit for the three and six months ended June 30, 2024.
12.COMMITMENTS AND CONTINGENCIES
The following summarizes the Company's significant contractual obligations, including related payments due by period, as of June 30, 2024 (in millions):

Year Ending December 31,	Operating lease obligations	Finance lease obligations	Long-term debt principal payments	Long-term interest payments
Remainder of 2024	$22.1	$2.7	$—	$14.0
2025	27.4	5.4	—	28.0
2026	16.4	5.4	—	28.0
2027	13.7	4.4	—	28.0
2028	10.8	0.1	—	28.0
Thereafter	6.6	—	1,000.0	56.0
Total	$97.0	$18.0	$1,000.0	$182.0
The Company leases office facilities under various non-cancelable operating leases, as well as data centers, and vehicles under finance lease arrangements. The leases contain various renewal options.
See Note 7 for further discussion of the Company's lease commitments.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Summarized EBITDA information by operating segment consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America	$30.8	$104.6	$34.0	$201.3
International	(18.7)	0.6	(34.6)	1.8
Total EBITDA	$12.1	$105.2	$(0.6)	$203.1
The reconciliation of net income to EBITDA consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$19.2	$100.5	$25.9	$187.7
Amortization of acquired intangible assets in cost of revenues	7.9	7.5	16.7	14.6
Amortization of acquired intangible assets in operating expenses	10.2	10.5	21.2	21.1
Depreciation and other amortization	10.1	8.1	20.4	16.0
Interest income, net	(53.5)	(51.9)	(109.7)	(95.4)
Other expense (income), net(1)	1.5	(0.6)	3.4	(1.2)
Income tax expense	16.7	31.1	21.5	60.3
EBITDA	$12.1	$105.2	$(0.6)	$203.1
__________________________
(1) Includes $5.3 million and $8.9 million of amortization and depreciation expense associated with lessor income for the three and six months ended June 30, 2024, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Summarized information by operating segment consists of the following (in millions):

	June 30, 2024	December 31, 2023
Property and equipment, net:
North America	$845.5	$465.7
International	7.7	6.5
Total property and equipment, net	$853.2	$472.2

Goodwill:
North America	$2,149.3	$2,149.2
International	234.3	237.0
Total goodwill	$2,383.6	$2,386.2

Assets:
North America	$8,660.5	$8,505.5
International	406.8	414.2
Total assets	$9,067.3	$8,919.7

Liabilities:
North America	$1,595.5	$1,499.7
International	76.1	81.4
Total liabilities	$1,671.6	$1,581.1
14.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any material subsequent events that required adjustment or disclosure in the condensed consolidated financial statements.

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
Overview
CoStar Group, founded in 1987, is a leading provider of online real estate marketplaces, information and analytics in the U.S. and U.K., based on the fact that we own and operate leading online marketplaces for commercial real estate and apartment listings in the U.S., based on the numbers of unique visitors and site visits per month; provide more information, analytics and marketing services than any of our competitors; offer the most comprehensive commercial real estate database available; and have the largest commercial real estate research department in the industry. We have created and compiled a standardized platform of information, analytics, and online marketplace services where industry professionals and consumers of commercial real estate, including apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all commercial property types, including office, retail, industrial, multifamily, land, mixed-use, and hospitality. We also offer online platforms that manage workflow and marketing for residential real estate agents and brokers and provide portals for homebuyers to view residential property listings.
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America.
Our services are typically distributed to our customers under subscription-based license agreements that typically renew automatically, a majority of which have a term of at least one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage customers to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual platform usage or number of paid clicks. Depending on the type of service, contract rates are generally based on the number of sites, number of users, organization size, the customer’s business focus, the customer's geographic location, the number of properties reported on or analyzed, the number and types of services to which a client subscribes, the number of properties a customer advertises and the prominence and placement of a customer's advertised properties in the search results. Our subscription customers generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. Our transaction-based services primarily consist of auction fees from our Ten-X online auction platform for commercial real estate, which are generally calculated as a percentage of the final sales price for the commercial real estate property sold and recognized as revenue upon the successful closure of an auction. Other transaction-based services are described by service offering below.
Services
Our portfolio of information and analytics services and online marketplaces is branded and marketed to our customers and marketplace end users under the primary brands of CoStar®, LoopNet®, Apartments.com®, Homes.com®, Ten-X®, BizBuySell®, Land.com®, and OnTheMarket®. Our services are accessible via the internet and through our mobile applications. Our services are primarily derived from a database of building-specific information and offer customers specialized tools for accessing, analyzing, and using our information. Over time, we have enhanced and expanded, and we expect to continue to enhance and expand, our existing information, analytics, and online marketplace services. We have developed and we expect to continue to develop additional services leveraging our database to meet the needs of our existing customers, as well as potential new categories of customers.

Our principal information, analytics, and online marketplace services are described in the following paragraphs by type of services:
CoStar
CoStar is our subscription-based integrated platform for commercial real estate intelligence, which includes information about office, industrial, retail, multifamily, hospitality, and student housing properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news and market status and provides benchmarking for the hospitality industry, lease analytical capabilities, and risk management capabilities. CoStar's revenue growth rate for the six months ended June 30, 2024 was consistent with the revenue growth rate for the six months ended June 30, 2023. We expect CoStar's revenue growth rate for the year ending December 31, 2024 to be consistent with the revenue growth rate for the year ended December 31, 2023, due to converting legacy STR customers to our new CoStar-based benchmarking product offsetting lower inflation-based price adjustments.
Information Services
We provide real estate and lease management technology solutions, including lease administration, lease accounting and abstraction services, through our CoStar Real Estate Manager service offerings, as well as portfolio and debt analysis, management and reporting capabilities through our CoStar Risk Analytics service offerings. We also provide data and reports on an ad hoc basis to customers in the hospitality industry. We earn revenue on ad hoc transactions as reports or data are delivered to customers. We provide information services internationally, through our Business Immo, Belbex, and Thomas Daily businesses in France, Spain, and Germany, respectively. Information Services' revenues for the six months ended June 30, 2024 decreased compared to the revenues for the six months ended June 30, 2023 due to converting legacy STR customers to our new CoStar based benchmarking product. We expect the Information Services revenues for the year ending December 31, 2024 to decrease compared to the revenues for the year ended December 31, 2023 due to converting legacy STR customers to our new CoStar-based benchmarking product.
Multifamily
Apartments.com is the flagship brand of our apartment marketing network of subscription-based advertising services and provides property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. This network also earns transaction-based revenue primarily from providing online tenant applications, including background and credit checks, and rental payment processing. Multifamily's revenue growth rate for the six months ended June 30, 2024 moderated compared to the revenue growth rate for the six months ended June 30, 2023 due to lower inflation-based price adjustments. We expect the Multifamily revenue growth rate for the year ending December 31, 2024 to moderate compared to the revenue growth rate for the year ended December 31, 2023 due to lower inflation-based price adjustments.
LoopNet
Our LoopNet network of commercial real estate websites offers subscription-based, online marketplace services that enable commercial property owners, landlords and real estate agents working on their behalf to advertise properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers, and tenants use the LoopNet network of online marketplace services to search for available property listings that meet their criteria. LoopNet's revenue growth rate for the six months ended June 30, 2024 decelerated compared to the revenue growth rate for the six months ended June 30, 2023 due to lower inflation-based price increases. We expect LoopNet's revenue growth rate for the year ended December 31, 2024 to decelerate compared to the revenue growth rate for the year ended December 31, 2023 as a result of disruptions related to transitioning sales and service activities to a dedicated LoopNet field sales team.

Residential
The Homes.com Acquisition and the OnTheMarket Acquisition have enabled us to expand our offerings to the residential for sale market. Homes.com is a homes-for-sale listings site that combines our proprietary research with listing information to allow homebuyers an informative and collaborative experience finding homes for sale or lease. Homes.com provides residential real estate professionals subscription-based access to applications that manage residential real estate agent workflow and receives transaction-based revenue for marketing campaigns delivered on third-party platforms. In February 2024, we began selling Homes.com memberships, on a subscription basis, which promote an agent's profile and listings on our website. OnTheMarket is a property portal in the U.K., which primarily offers subscriptions-based advertising services to agents. Residential's revenues for the six months ended June 30, 2024 increased compared to the six months ended June 30, 2023 due to the OnTheMarket Acquisition and the launch of our new Homes.com product, partially offset by lost revenue due to the discontinuation of certain products and services that were inconsistent with our long-term business strategy. We expect Residential's revenues for the year ending December 31, 2024 to increase compared to the year ended December 31, 2023 due to the OnTheMarket Acquisition and the launch of our new Homes.com product.
Other Marketplaces
Our other marketplaces include Ten-X, an online auction platform for commercial real estate, our BizBuySell network of sites, and our Land.com Network. The BizBuySell network provides online marketplaces for businesses and franchises for sale, and our Land.com Network provides online marketplaces for rural lands for sale. Other Marketplaces' revenues for the six months ended June 30, 2024 were consistent with the six months ended June 30, 2023. We expect other marketplaces revenues for the year ending December 31, 2024 to be consistent with the year ended December 31, 2023.
Subscription-based Services
The majority of our revenue is generated from service offerings that are distributed to our customers under subscription-based agreements that typically renew automatically and have a term of at least one year. We recognize subscription revenues on a straight-line basis over the life of the contract.
For the three months ended June 30, 2024 and 2023, our annualized net new bookings of subscription-based services on all contracts were $67 million and $82 million, respectively. Net new bookings is calculated based on the annualized amount of change in our sales bookings resulting from new subscription-based contracts, changes to existing subscription-based contracts, and cancellations of subscription-based contracts for the period reported. Net new bookings is calculated on all subscription-based contracts without regard to contract term. Net new bookings is considered an operating metric that is an indicator of future subscription revenue growth and is also used as a metric of sales force productivity by us and investors. However, information regarding net new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. Revenues from our subscription-based contracts were approximately 96% and 95% of total revenues for the three months ended June 30, 2024 and 2023, respectively. The increase was due to increased sales in our multifamily subscription products.
For both the trailing 12 months ended June 30, 2024 and 2023, our contract renewal rates for existing company-wide subscription-based services for contracts with a term of at least one year were approximately 90%, and, therefore, our cancellation rates for those services for the same periods were approximately 10%. Contract renewal rates are calculated on all subscription-based contracts with a term of at least one year. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, we believe that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing 12-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our customers, reductions in customer spending or decreases in our customer base. Revenues from our subscription-based contracts with a term of at least one year were approximately 81% for each of the trailing 12 months ended June 30, 2024 and 2023.
Development, Investments, and Expansion
We plan to continue to invest in our business and our services, evaluate strategic growth opportunities, and pursue our key priorities as described below. We are committed to supporting, improving, and enhancing our information, analytics and online marketplace solutions, including expanding and improving our offerings for our client base and site users, including property owners, property managers, buyers, commercial tenants, and residential renters and buyers. We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, integrate recently completed acquisitions and expand and develop supporting technologies for our research, sales and marketing organizations. We may reevaluate our priorities as economic conditions continue to evolve.

Our key priorities for the remainder of 2024 currently include:
•Continuing to develop and invest in our residential marketplaces. For Homes.com, we are creating additional content for neighborhoods, parks, schools, and condos. In February 2024, we launched Homes.com memberships, which promote an agent's profile and listings on our website. We intend to create an expanded, dedicated sales force to supplement the efforts of our sales team already in place. We have launched a brand campaign plan to increase our residential marketing investment to raise brand awareness and drive users to our website.

For OnTheMarket, we are integrating OnTheMarket into the Company’s operations, including additional investment in marketing, content creation, and enhancing OnTheMarket’s website to improve performance and facilitate better search engine optimization.
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
We expect our investment in these priorities will increase our research, selling and marketing, and facilities expenses, including potential impairments of assets associated with the acquired building, and increase the cash spent on capital expenditures. Each of the increased expenses will reduce our net income, and the increase in these expenses and the capital expenditures are expected to reduce our cash on hand for the year ending December 31, 2024 compared to the year ended December 31, 2023. We intend to continue to assess the need for additional investments in our business to develop and distribute new services and functionality within our current platform or expand the reach of, or otherwise improve, our current service offerings. Any future product development or expansion of services, combination and coordination of services or elimination of services or corporate expansion, development or restructuring efforts could reduce our profitability and increase our capital expenditures. Any new investments, changes to our service offerings or other unforeseen events could cause us to experience reduced revenues or generate losses and negative cash flow from operations in the future. Any development efforts must comply with our credit facility, which contains restrictive covenants that restrict our operations and use of our cash flow and may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.
Impacts of Current Economic Conditions
In response to the concerns over inflation risk, the U.S. Federal Reserve raised interest rates over the last two years. It is currently unclear how the commercial real estate industry will ultimately be impacted by the current economic conditions. Rising interest rates or a period of elevated interest rates may reduce demand for all types of real estate. If the demand for office space or other real estate decreases significantly, there could be a downturn in the commercial real estate market that may materially adversely affect many of our customers. A depressed commercial real estate market would have a negative impact on our core customer base, which could impact our customers’ ability to subscribe and pay for our services and reduce demand for our services. Reduced demand and increased cancellations could cause our revenues or our revenue growth rates to decline and reduce our profitability.
Non-GAAP Financial Measures
We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls and filings with the SEC. The non-GAAP financial measures that we may disclose include EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per diluted share. EBITDA is our net income before interest income or expense, net, other income or expense, net, loss on debt extinguishment, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls, and filings with the SEC. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, and settlements and impairments incurred outside our ordinary course of business. Adjusted EBITDA margin represents adjusted EBITDA divided by revenues for the period. Non-GAAP net income is determined by adjusting our net income for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, settlement and impairment costs incurred outside our ordinary course of business, and loss on debt extinguishment, as well as amortization of acquired intangible assets and other related costs, and then subtracting an assumed provision for income taxes. Non-GAAP net income per diluted share is a non-GAAP financial measure that represents non-GAAP net income divided by the number of diluted shares outstanding for the period used in the calculation of GAAP net income per diluted share.
We may disclose adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per diluted share on a consolidated basis in our earnings releases, investor conference calls, and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.
We view EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per diluted share as operating performance measures. We believe that the most directly comparable GAAP financial measure to EBITDA, adjusted EBITDA, and non-GAAP net income is net income. We believe the most directly comparable GAAP financial measures to non-GAAP net income per diluted share and adjusted EBITDA margin are net income per diluted share and net income divided by revenues, respectively. In calculating EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per diluted share, we exclude from net income the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per diluted share are not measurements of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per diluted share as a substitute for any GAAP financial measure, including net income and net income per diluted share. In addition, we urge investors and potential investors in our securities to carefully review the GAAP financial information included as part of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that are filed with the SEC, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per diluted share.
EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per diluted share may be used by management internally to measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and accompanying reconciliations, provide additional information to investors that is useful to understand the factors and trends affecting our business without the impact of certain acquisition-related items. We have spent more than 30 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to these acquisitions, our net income has included significant charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs, and loss on debt extinguishment. Adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs, and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year without the impact of these items. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest income or expense, net, other income or expense, net, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, restructuring costs, loss on debt extinguishment, and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts, and others have regularly relied on EBITDA and may rely on adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.
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
Set forth below are descriptions of additional financial items that have been excluded from EBITDA to calculate adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net income:
•Stock-based compensation expense may be useful for investors to consider because it represents a portion of the compensation of our employees and executives. Determining the fair value of the stock-based instruments involves a high degree of judgment and estimation, and the expenses recorded may bear little resemblance to the actual value realized upon the future exercise or termination of the related stock-based awards. Therefore, we believe it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business.
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
The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs, restructuring and related costs, and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using this non-GAAP financial measure as compared to net income. In addition to these exclusions from net income, we subtract an assumed provision for income taxes to calculate non-GAAP net income. In both 2024 and 2023, we assume a 26% tax rate, which approximates our historical long-term statutory corporate tax rate, excluding the impact of discrete items.
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
Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table compares our selected consolidated results of operations for the three months ended June 30, 2024 and 2023 (in millions, except percentages):

	Three Months Ended June 30,
	2024	2023	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$253.0	$229.2	$23.8	10%
Information Services	33.4	41.9	(8.5)	(20)
Multifamily	264.2	224.3	39.9	18
LoopNet	69.8	65.5	4.3	7
Residential	26.2	12.7	13.5	106
Other Marketplaces	31.2	32.3	(1.1)	(3)
Total revenues	677.8	605.9	71.9	12
Cost of revenues	135.8	112.4	23.4	21
Gross profit	542.0	493.5	48.5	10
Operating expenses:
Selling and marketing (excluding customer base amortization)	358.4	250.0	108.4	43
Software development	79.6	63.4	16.2	26
General and administrative	109.9	90.6	19.3	21
Customer base amortization	10.2	10.4	(0.2)	(2)
Total operating expenses	558.1	414.4	143.7	35
(Loss) income from operations	(16.1)	79.1	(95.2)	NM
Interest income, net	53.5	51.9	1.6	3
Other (expense) income, net	(1.5)	0.6	(2.1)	NM
Income before income taxes	35.9	131.6	(95.7)	(73)
Income tax expense	16.7	31.1	(14.4)	(46)
Net income	$19.2	$100.5	$(81.3)	(81)
__________________________
NM - Not meaningful
Revenues. Revenues increased $72 million, or 12%, to $678 million. The increase in our revenues primarily included:
•an increase in Multifamily revenues of $40 million, or 18%, due to higher sales volume driven by an increase in the number of properties listed on our network and increases in pricing on renewals,
•an increase in CoStar revenues of $24 million, or 10%, due to converting legacy STR customers to our new CoStar-based benchmarking product, as well as, higher sales volume driven by an increase in subscribers,
•an increase in Residential revenues of $14 million, or 106%, due to the OnTheMarket Acquisition and the launch of the new Homes.com membership subscriptions, partially offset by the discontinuation of certain products and services that were inconsistent with our long-term business strategy,
•an increase in LoopNet revenues of $4 million, or 7%, due to an increase in the average price per listing, and

•a decrease in Information Services revenues of $9 million, or 20%, attributable to converting legacy STR customers to our new CoStar-based benchmarking product, partially offset by an increase in revenue from CoStar Real Estate Manager.
Gross Profit and Cost of Revenues. Gross profit increased $49 million, or 10%, to $542 million, and the gross profit margin decreased from 81% to 80%. The increase in gross profit was due to higher revenues, partially offset by an increase in cost of revenues. Cost of revenues increased $23 million, or 21%, to $136 million and, as a percentage of revenues, increased from 19% to 20%. The increase in cost of revenues primarily included:
•an increase in personnel costs of $13 million related to rising headcount to support our residential research efforts and increases in salaries and benefits costs for our existing employees and
•an increase of $8 million in support costs for our researchers.
Selling and Marketing Expenses (excluding customer base amortization). Selling and marketing expenses increased $108 million, or 43%, to $358 million and, as a percentage of revenues, increased from 41% to 53%. The increase primarily included:
•an increase in marketing expenses of $93 million for advertising our brands and
•an increase in personnel costs of $15 million related to rising headcount in our sales force and in commissions expense due to increased sales volumes.
Software Development Expenses. Software development expenses increased $16 million, or 26%, to $80 million and, as a percentage of revenues, increased from 10% to 12%. The increase primarily included:
•an increase in personnel costs of $12 million related to rising headcount and increases in salaries, stock-based compensation and benefits costs for our existing employees and
•an increase of $3 million in software and equipment costs.
General and Administrative Expenses. General and administrative expenses increased $19 million, or 21%, to $110 million and, as a percentage of revenues, increased from 15% to 16%. The increase primarily included:
•an increase in professional services of $10 million primarily related to acquisition activities and costs to defend our intellectual property and
•an increase in personnel costs of $6 million related to existing employees.
Customer Base Amortization Expense. Customer base amortization expense was consistent.
Interest Income, Net. Interest income, net increased $2 million, or 3%, to $54 million. The increase was primarily due to an increase in interest earned on our cash equivalents.
Other (Expense) Income, Net. Other (expense) income, net was insignificant for both the three months ended June 30, 2024 and 2023.
Income Tax Expense. Income tax expense decreased $14 million, or 46%, to $17 million and the effective tax rate was 47% of income before income taxes compared to 24% of income before income taxes for the three months ended June 30, 2023. The decrease in income tax expense was primarily attributable to lower income before income taxes.

Business Segment Results for Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management internally to measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, (loss) income from operations or other measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for further information regarding our segment operating results.
Segment Revenues. North America revenues increased $60 million, or 10%, to $644 million and included:
•an increase in Multifamily revenues of $40 million due to higher sales volume driven by an increase in the number of properties listed on our network and increases in pricing on renewals,
•an increase in CoStar revenues of $18 million due to higher sales volume driven by an increase in subscribers, as well as, converting legacy STR customers to our new CoStar based benchmarking product,
•an increase in LoopNet revenues of $4 million due to an increase in the average price per listing,
•an increase in Residential revenues of $4 million due to revenue from the launch of the new Homes.com membership subscriptions partially offset by the discontinuation of certain products and services that were inconsistent with our long-term business strategy, and
•a decrease in Information Services revenues of $4 million attributable to converting legacy STR customers to our new CoStar-based benchmarking product, partially offset by an increase in revenue from CoStar Real Estate Manager.
The $12 million, or 57%, increase in International revenues was primarily attributable to the impact of the OnTheMarket Acquisition, as well as an increase in CoStar sales driven by an increase in subscribers.
Segment EBITDA. North America EBITDA decreased $74 million, or 71%, to $31 million. The decrease in North America EBITDA was primarily due to increases in marketing costs, personnel costs, and professional service fees, partially offset by increases in revenues described above. International EBITDA decreased $19 million to a loss of $19 million. The decrease in International EBITDA was primarily due to the OnTheMarket Acquisition and an increase in personnel costs associated with the expansion of our international research team.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table provides a comparison of our selected consolidated results of operations for the six months ended June 30, 2024 and 2023 (in millions, except percentages):

	Six Months Ended June 30,
	2024	2023	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$503.3	$454.2	$49.1	11%
Information Services	66.4	83.5	(17.1)	(20)
Multifamily	519.0	435.0	84.0	19
LoopNet	138.9	128.8	10.1	8
Residential	44.8	25.9	18.9	73
Other Marketplaces	61.8	62.9	(1.1)	(2)
Total revenues	1,334.2	1,190.3	143.9	12
Cost of revenues	277.0	231.6	45.4	20
Gross profit	1,057.2	958.7	98.5	10
Operating expenses:
Selling and marketing (excluding customer base amortization)	724.5	476.2	248.3	52
Software development	162.0	130.0	32.0	25
General and administrative	208.4	180.1	28.3	16
Customer base amortization	21.2	21.0	0.2	1
Total operating expenses	1,116.1	807.3	308.8	38
Income from operations	(58.9)	151.4	(210.3)	NM
Interest income, net	109.7	95.4	14.3	15
Other (expense) income, net	(3.4)	1.2	(4.6)	NM
Income before income taxes	47.4	248.0	(200.6)	(81)
Income tax expense	21.5	60.3	(38.8)	(64)
Net income	$25.9	$187.7	$(161.8)	(86)
__________________________
NM - Not meaningful
Revenues. Revenues increased $144 million, or 12%, to $1.3 billion. The increase in our revenues primarily included:
•an increase in Multifamily revenues of $84 million, or 19%, due to higher sales volume driven by an increase in the number of properties listed on our network and increases in pricing on renewals,
•an increase in CoStar revenues of $49 million, or 11%, due to higher sales volume driven by an increase in subscribers, as well as converting legacy STR customers to our new CoStar-based benchmarking product,
•an increase in Residential revenues of $19 million, or 73%, due to the OnTheMarket Acquisition and the launch of the new Homes.com membership subscriptions, partially offset by the discontinuation of certain products and services that were inconsistent with our long-term business strategy,
•an increase in LoopNet revenues of $10 million, or 8%, due to an increase in the average price per listing, and
•a decrease in Information Services revenues of $17 million, or 20%, attributable to converting legacy STR customers to our new CoStar-based benchmarking product, partially offset by an increase in revenue from CoStar Real Estate Manager.

Gross Profit. Gross profit increased $99 million, or 10%, to $1.1 billion, and the gross profit percentage decreased from 81% to 79%. The increase in gross profit was due to higher revenues partially offset by an increase in cost of revenues. Cost of revenues increased $45 million, or 20%, to $277 million and, as a percentage of revenues, increased from 19% to 21%. The increase in cost of revenues primarily included:
•an increase in personnel costs of $26 million related to rising headcount to support our residential research efforts, and increases in salaries and benefits costs for our existing employees,
•an increase of $14 million in support costs for researchers, and
•an increase of $3 million of payment processing fees.
Selling and Marketing Expenses (excluding customer base amortization). Selling and marketing expenses increased $248 million, or 52%, to $725 million and, as a percentage of revenues, increased from 40% to 54%. The increase primarily included:
•an increase in marketing expenses of $219 million for advertising our brands and
•an increase in personnel and events costs of $27 million related to rising headcount in our sales force and increases in salaries, bonus, stock-based compensation and benefits costs for our existing employees.
Software Development Expenses. Software development expenses increased $32 million, or 25%, to $162 million and, as a percentage of revenues, increased from 11% to 12%. The increase primarily included:
•an increase in personnel costs of $23 million related to rising headcount and increases in salaries, stock-based compensation and benefits costs for our existing employees and
•an increase of $6 million in software and equipment costs.
General and Administrative Expenses. General and administrative expenses increased $28 million, or 16%, to $208 million and, as a percentage of revenues, increased from 15% to 16%. The increase primarily included:
•an increase in professional services of $14 million, primarily related to acquisition activities and costs to defend our intellectual property,
•an increase in personnel costs of $9 million related to existing employees, and
•an increase of $3 million in credit loss expense, primarily due to increased write offs.
Customer Base Amortization Expense. Customer base amortization expense was consistent.
Interest Income, net. Interest income, net increased $14 million, or 15%, to $110 million. This increase was primarily due to an increase in interest earned on our cash equivalents.
Other (Expense) Income, net. Other (expense) income, net was insignificant for the six months ended June 30, 2024 and 2023.
Income Tax Expense. Income tax expense decreased $39 million, or 64%, to $22 million and the effective tax rate was 45% of income before income taxes compared to 24% of income before income taxes for the six months ended June 30, 2023. The decrease in income tax expense was primarily attributable to lower income before income taxes.
Business Segment Results for Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America. Management relies on an internal management reporting process that provides revenues and operating segment EBITDA. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Segment Revenues. North America revenues increased $119 million, or 10%, to $1.3 billion and included:
•an increase in Multifamily revenues of $84 million due to higher sales volume driven by an increase in the number of properties listed on our network and increases in pricing on renewals,
•an increase in CoStar revenues of $37 million due to higher sales volume driven by the impact of annual price increases and customer upgrades on contract renewals, as well as an increase in subscribers,
•an increase in LoopNet revenues of $9 million due to an increase in the average price per listing, and
•a decrease in Information Services revenues of $9 million attributable to converting legacy STR customers to our new CoStar-based benchmarking product, partially offset by an increase in revenue from CoStar Real Estate Manager.
The $25 million, or 58%, increase in International revenues was primarily attributable to the impact of the OnTheMarket Acquisition, as well as an increase in CoStar sales driven by an increase in subscribers.
Segment EBITDA. North America EBITDA decreased $167 million, or 83%, to $34 million. The decrease in North America EBITDA was primarily due to increases in marketing costs, personnel costs, professional service fees, and credit loss expenses, partially offset by increases in revenues described above. International EBITDA decreased $36 million to a loss of $35 million. The decrease in International EBITDA was primarily due to the OnTheMarket Acquisition and an increase in personnel costs associated with the expansion of our international research team.
Liquidity and Capital Resources
We believe the balance of cash and cash equivalents, which was $4.9 billion as of June 30, 2024, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Other than the construction commitments and pending acquisition discussed below, our cash requirements have not changed materially from what is described in the 2023 Form 10-K.
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
We expect the total cost of construction, net of the estimated value of the tax incentives from 2023 to 2032, to be in the range of $450 – $600 million. We have engaged a project manager, architects and a general contractor on terms that generally require payments as services are provided or construction is performed. As of June 30, 2024, we have paid $232 million, and we have committed to spend an additional $388 million as further work is performed under these contracts. We plan to amend these contracts to include additional commitments as construction progresses. Total cash expenditures for 2024 are expected to be approximately $180 million. We expect to fund the expansion with cash on hand.
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
Consummation of the Mergers is subject to certain customary conditions, including, among others, the required approval of the Matterport stockholders, expiration or termination of the applicable waiting periods under the HSR Act and the Antitrust Laws (each as defined in the Merger Agreement) of certain other jurisdictions, the absence of any law, injunction, order, or award restraining, enjoining, or otherwise prohibiting or making illegal the consummation of the Mergers and the CoStar Group Shares to be issued in the Mergers being approved for listing on Nasdaq Global Select Market. Each party’s obligation to consummate the Mergers is subject to certain other conditions, including the accuracy of the representations and warranties of the other party, compliance in all material respects by the other party with its obligations under the Merger Agreement, and the absence of a material adverse effect related to the other party. Consummation of the Mergers is not subject to approval by our stockholders or to any financing condition.
On July 3, 2024, Matterport and CoStar Group each received a request for additional information and documentary materials (the “Second Request”) from the FTC in connection with the FTC’s review of the Transaction. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Matterport and CoStar Group have each substantially complied with their respective Second Requests, unless that period is extended or terminated sooner by the FTC. Each of Matterport and CoStar Group expect to respond promptly to the Second Request and to continue to work cooperatively with the FTC in its review of the Transaction. Matterport and CoStar Group continue to expect that the Transaction will be completed in the fourth quarter of 2024, subject to approval by Matterport stockholders at a special meeting held for this purpose, the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement.
The cash consideration is estimated to be $940 million, not considering Fractional Share Consideration. The Company intends to fund the cash consideration with cash on hand.
Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies, and we expect to continue to make acquisitions.
Cash and cash equivalents decreased to approximately $4.9 billion as of June 30, 2024, compared to cash and cash equivalents of approximately $5.2 billion as of December 31, 2023. The decrease in cash and cash equivalents for the six months ended June 30, 2024 was primarily due to $478 million of cash used in investing activities and cash used in financing activities of $15 million primarily related to repurchases of restricted stock to satisfy tax withholding obligations, partially offset by cash provided by operating activities of $198 million.
Net cash provided by operating activities for the six months ended June 30, 2024 was $198 million compared to $298 million for the six months ended June 30, 2023. The $101 million decrease in cash provided by operating activities was primarily driven by a decrease in net income, partially offset by an increase in non-cash expenses and working capital changes.
Net cash used in investing activities for the six months ended June 30, 2024 was $478 million compared to $54 million for the six months ended June 30, 2023, primarily driven by the purchase of assets related to the purchase of an office building in Arlington, Virginia to relocate our Washington, DC-based employees of $343 million and the expansion of our campus in Richmond, Virginia.
Net cash used in financing activities for the six months ended June 30, 2024 was $15 million compared to net cash used in financing activities of $6 million for the six months ended June 30, 2023. The increase was primarily driven by repurchases of restricted stock to satisfy tax withholding obligations and payment of debt issuance costs related to the 2024 Credit Agreement.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We consider policies relating to the following matters to be critical accounting policies:
•Intangible assets and goodwill,
•Income taxes,
•Revenue recognition, and
•Business combinations.
For an in-depth discussion of each of our significant accounting policies, including the related critical accounting estimates and further information regarding estimates and assumptions involved in their application, see the 2023 Form 10-K and Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report. During the six months ended June 30, 2024, there were no material changes to our critical accounting estimates from those described in the 2023 Form 10-K.
Recent Accounting Pronouncements
See Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report.
Cautionary Statement Concerning Forward-Looking Statements
We have made forward-looking statements in this Report and will make forward-looking statements in our press releases, investor conference calls, Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2024 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions or expectations about our revenues, revenue growth rates, gross margin percentage, net income, net income per share, fully diluted net income per share, EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, non-GAAP net income per diluted share, weighted-average outstanding shares, cash flow from operating activities, operating costs, capital and other expenditures, the impact of current economic conditions on our revenues, revenue growth rates and profitability, key priorities for 2024, trends in customer behavior, legal proceedings and claims, legal costs, effective tax rate, the anticipated benefits of completed, pending or proposed acquisitions, the anticipated timing for integration of completed acquisitions, the anticipated benefits of cross-selling efforts, geographic and product expansion, planned service enhancements, expansion and development of our sales forces, planned sales and marketing activities and investments, the impact or results of sales and marketing initiatives, product integrations, elimination and de-emphasizing of services, investments in residential marketplace services and our residential marketplace strategy, net new bookings, contract renewal rates, use of proceeds from equity and debt offerings, the use of proceeds from any draws under our $1.1 billion credit facility provided by the 2024 Credit Agreement, expectations regarding our compliance with financial and restrictive covenants in the 2024 Credit Agreement, employee relations, management’s plans, goals and objectives for future operations, sources and adequacy of liquidity and growth, and markets for our stock. Sections of this Report that contain forward-looking statements include the Condensed Consolidated Financial Statements and related Notes, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” “Legal Proceedings” and “Risk Factors.”
Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “believe,” “expect,” “intend,” “will,” “should,” “plan,” “estimate,” “predict,” “continue”, and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks, and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•our inability to attract and retain new customers;
•our inability to successfully develop and introduce new or updated information, analytics, and online marketplace services;
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
•our inability to maintain or increase internet traffic to our marketplaces, and the risk that the methods, including Google Analytics, that we use to measure unique visitors to our portals may misstate the actual number of unique persons who visit our network of mobile applications, and websites for a given month or may differ from the methods used by competitors;
•our inability to attract new advertisers;
•our inability to successfully identify, finance, integrate, and/or manage costs related to acquisitions;
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
•our inability to obtain and maintain accurate, comprehensive, or reliable data;
•our ability to enforce or defend our ownership and use of intellectual property;
•our inability to successfully halt the operation of websites that aggregate our data, data from other companies, or “copycat” websites that may misappropriate our data;
•our inability to defend against potential legal liability for collecting, displaying, or distributing information;
•our inability to obtain or retain listings from real estate brokers, agents, property owners, and apartment property managers;
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
•the effects of changes in tax laws, regulations, or fiscal and tax policies;
•the effects of third-party claims, litigation, regulatory proceedings, or government investigations;
•risks related to return on investment;
•risks associated with the ability to consummate the Mergers and the timing of the closing of the Mergers;
•the ability to successfully integrate operations and employees following the closing of the Mergers;
•the ability to realize anticipated benefits and synergies of the Mergers as rapidly as, or to the extent anticipated by, financial analysts or investors;
•the potential impact of the announcement of the Mergers or the consummation of the Mergers on business relationships, including with employees, customers, suppliers, and competitors;
•the potential unfavorable outcomes of any legal proceedings that have been or may be instituted against us or Matterport;
•the ability to retain key personnel; and
•costs, fees, expenses, and charges related to the Mergers.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
The regions in which we operate primarily include North America, Europe, Asia-Pacific, and Latin America. The functional currency for a majority of our operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound.
Fluctuations in the British pound, Euro, and Canadian dollar may have an impact on our business, results of operations and financial position. For the three and six months ended June 30, 2024, approximately 5% of our revenues were denominated in foreign currencies. For the three and six months ended June 30, 2024, our revenues would have decreased by approximately $3.3 million, if the U.S. dollar exchange rate used strengthened by 10%. For the three and six months ended June 30, 2024, our revenues would have increased by approximately $3.3 million, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of June 30, 2024, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $22.1 million.
We do not believe we have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2024. As of June 30, 2024, we had approximately $4.9 billion of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA-rated Government and Treasury Money Market Funds.
We are subject to interest rate market risk in connection with our revolving credit facility. On May 24, 2024, we entered into the 2024 Credit Agreement, which provides for variable rate borrowings of up to $1.1 billion. On July 1, 2020, we issued $1.0 billion aggregate principal amount of Senior Notes. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all of our borrowings except for our credit facility are fixed rate, and no amounts were outstanding under our credit facility as of June 30, 2024. See Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report for additional information regarding our 2024 Credit Agreement.
We had approximately $2.7 billion of goodwill and intangible assets as of June 30, 2024. As of June 30, 2024, we believe our intangible assets will be recoverable; however, changes in the economy, the industry in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 and were operating at a reasonable assurance level.
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
Item 1A.Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors disclosed in Part I, “Item 1A Risk Factors” in our 2023 Form 10-K and in our Form 10-Q for the quarterly period ended March 31, 2024, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also have a material adverse effect on our business, financial condition and/or results of operations. There have not been any material changes to the risk factors as previously disclosed in Part I, “Item 1A Risk Factors” in our 2023 Form 10-K and in our Form 10-Q for the quarterly period ended March 31, 2024.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of CoStar Group Shares during each of the three months in the quarter ended June 30, 2024:
ISSUER PURCHASES OF EQUITY SECURITIES

2024	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through 30	1,234	$95.56	—	—
May 1 through 31	38	91.53	—	—
June 1 through 30	7,119	76.30	—	—
Total	8,391	$79.20	—	—
__________________________
(1) The number of CoStar Group Shares purchased consists of CoStar Group Shares tendered by employees to the Company to satisfy the employees' minimum tax withholding obligations arising as a result of vesting of restricted stock grants under the Company’s 2016 Stock Incentive Plan, as amended, which shares were purchased by the Company based on their fair market value on the trading day immediately preceding the vesting date. None of these share purchases were part of a publicly announced program to purchase CoStar Group Shares.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
10.1*
Credit Agreement, dated as of May 24, 2024, by and among CoStar Group, Inc., as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2024).

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
101.INS
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).
*
Schedules and exhibits (or similar attachments) have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules (or similar attachments) to the SEC upon request.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	July 24, 2024	By:	/s/ Christian M. Lown
Christian M. Lown Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)