Form 10-Q
period 2024-09-30
COSTAR GROUP, INC.
filed 2024-10-23
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 21, 2024, there were 409,959,517 shares of the registrant’s common stock outstanding.

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

Homes.com Acquisition	CRI's acquisition of Homes.com completed on May 24, 2021 pursuant to a securities purchase agreement dated April 14, 2021 between Landmark, Homes Group, LLC, and CRI
HSR Act	The Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended
Land.com Network	Our network of sites featuring rural lands for sale, including: Land.com, LandsofAmerica.com, LandAndFarm.com, and LandWatch.com
Landmark	Landmark Media Enterprise, LLC
LIBOR	London Interbank Offered Rate
Matching RSUs	Awards of matching restricted stock units awarded under the Company's Management Stock Purchase Plan

Abbreviation or Acronym	Definition
Matterport	Matterport, Inc., a Delaware corporation and provider of a technology platform that uses spatial data to transform physical buildings and spaces into dimensionally-accurate digital images
Matterport Common Stock	Each share of Matterport Class A common stock, par value $0.0001 per share
Merger Sub I	Matrix Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company
Merger Sub II	Matrix Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of the Company
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

MLS	Multiple Listing Services
MSPP	Management Stock Purchase Plan
Neptune Merger Sub	Neptune V Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of CRI
OnTheMarket	The legal entity OnTheMarket Limited (formerly OnTheMarket Plc), the operator of onthemarket.com, a U.K. residential property portal
OnTheMarket Acquisition
CoStar UK's acquisition of OnTheMarket completed in December 2023, pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers. The acquisition was implemented by means of a court-sanctioned scheme of arrangement under the U.K. Companies Act 2006

ROU	Right-of-use
SaaS	Software as a service
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	2.800% notes issued by CoStar Group, Inc. due July 15, 2030
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
STR	STR, LLC, together with STR Global Ltd., is a global data and analytics company that specializes in benchmarking hotel performance and providing market insights to the industry
Ten-X	The legal entity Ten-X Holding Company, Inc. and its directly and indirectly owned subsidiaries
Term SOFR	The forward-looking SOFR term rates administered by CME Group Benchmark Administration Limited
U.K.	The United Kingdom of Great Britain and Northern Ireland
U.S.	The United States of America
Visual Lease, LLC	The legal entity Visual Lease, LLC, a Delaware limited liability company, and operator of Visual Lease, a SaaS platform for integrated lease management and lease accounting
Visual Lease Merger Agreement
The agreement and plan of merger dated on October 18, 2024 between CRI, Neptune Merger Sub, Visual Lease, LLC and Shareholder Representative Services LLC as the Holder Representative, pursuant to which, among other things, and subject to its terms, Neptune Merger Sub will merge with and into Visual Lease, LLC with Visual Lease, LLC surviving the merger as a wholly-owned subsidiary of the CRI

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$692.6	$624.7	$2,026.8	$1,814.9
Cost of revenues	140.6	123.7	417.6	355.2
Gross profit	552.0	501.0	1,609.2	1,459.7

Operating expenses:
Selling and marketing (excluding customer base amortization)	331.2	266.9	1,055.7	743.2
Software development	81.0	67.9	243.0	197.8
General and administrative	105.8	94.4	314.3	274.4
Customer base amortization	10.3	10.2	31.5	31.3
	528.3	439.4	1,644.5	1,246.7
Income (loss) from operations	23.7	61.6	(35.3)	213.0
Interest income, net	55.6	58.4	165.3	153.9
Other (expense) income, net	(1.6)	0.5	(4.9)	1.6
Income before income taxes	77.7	120.5	125.1	368.5
Income tax expense	24.7	29.9	46.2	90.3
Net income	$53.0	$90.6	$78.9	$278.2

Net income per share - basic	$0.13	$0.22	$0.19	$0.69
Net income per share - diluted	$0.13	$0.22	$0.19	$0.68

Weighted-average outstanding shares - basic	406.8	405.6	406.2	405.2
Weighted-average outstanding shares - diluted	408.0	407.2	407.6	406.7

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$53.0	$90.6	$78.9	$278.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	18.0	(6.7)	13.5	0.8
Total other comprehensive income (loss), net of tax	18.0	(6.7)	13.5	0.8
Total comprehensive income	$71.0	$83.9	$92.4	$279.0

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,937.6	$5,215.9
Accounts receivable	202.4	213.2
Less: Allowance for credit losses	(23.6)	(23.2)
Accounts receivable, net	178.8	190.0
Prepaid expenses and other current assets	78.7	70.2
Total current assets	5,195.1	5,476.1

Deferred income taxes, net	4.3	4.3
Property and equipment, net	937.8	472.2
Lease right-of-use assets	79.2	79.8
Goodwill	2,396.6	2,386.2
Intangible assets, net	324.7	313.7
Deferred commission costs, net	173.0	167.7
Deposits and other assets	26.0	17.7
Income tax receivable	2.0	2.0
Total assets	$9,138.7	$8,919.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84.4	$23.1
Accrued wages and commissions	105.5	117.8
Accrued expenses and other current liabilities	188.1	163.0
Income taxes payable	8.9	7.7
Lease liabilities	38.9	40.0
Deferred revenue	113.6	104.2
Total current liabilities	539.4	455.8

Long-term debt, net	991.5	990.5
Deferred income taxes, net	12.8	36.7
Income taxes payable	23.9	18.2
Lease and other long-term liabilities	80.0	79.9
Total liabilities	1,647.6	1,581.1

Total stockholders' equity	7,491.1	7,338.6
Total liabilities and stockholders' equity	$9,138.7	$8,919.7

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	408.1	$4.1	$5,147.8	$(17.6)	$2,204.3	$7,338.6
Net income	—	—	—	—	6.7	6.7
Other comprehensive loss	—	—	—	(4.3)	—	(4.3)
Restricted stock grants	1.4	—	—	—	—	—
Restricted stock grants surrendered	(0.4)	—	(24.5)	—	—	(24.5)
Employee stock purchase plan	0.1	—	5.2	—	—	5.2
Management stock purchase plan	—	—	(1.5)	—	—	(1.5)
Stock-based compensation expense	—	—	22.4	—	—	22.4
Balance at March 31, 2024	409.2	$4.1	$5,149.4	$(21.9)	$2,211.0	$7,342.6
Net income	—	—	—	—	19.2	19.2
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Exercise of stock options	0.1	—	7.1	—	—	7.1
Restricted stock grants	0.1	—	—	—	—	—
Restricted stock grants surrendered	(0.2)	—	(0.7)	—	—	(0.7)
Employee stock purchase plan	0.1	—	6.0	—	—	6.0
Management stock purchase plan	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	—	21.9	—	—	21.9
Balance at June 30, 2024	409.3	$4.1	$5,183.5	$(22.1)	$2,230.2	$7,395.7
Net income	—	—	—	—	53.0	53.0
Other comprehensive income	—	—	—	18.0	—	18.0
Restricted stock grants	0.2	—	—	—	—	—
Restricted stock grants surrendered	(0.1)	—	(1.9)	—	—	(1.9)
Employee stock purchase plan	0.1	—	5.0	—	—	5.0
Stock-based compensation expense	—	—	21.3	—	—	21.3
Balance at September 30, 2024	409.5	$4.1	$5,207.9	$(4.1)	$2,283.2	$7,491.1

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	406.7	$4.1	$5,065.5	$(29.1)	$1,829.6	$6,870.1
Net income	—	—	—	—	87.1	87.1
Other comprehensive income	—	—	—	4.1	—	4.1
Exercise of stock options	—	—	0.5	—	—	0.5
Restricted stock grants	1.3	—	—	—	—	—
Restricted stock grants surrendered	(0.5)	—	(18.6)	—	—	(18.6)
Employee stock purchase plan	0.1	—	5.8	—	—	5.8
Management stock purchase plan	—	—	(3.0)	—	—	(3.0)
Stock-based compensation expense	—	—	19.6	—	—	19.6
Balance at March 31, 2023	407.6	$4.1	$5,069.8	$(25.0)	$1,916.7	$6,965.6
Net income	—	—	—	—	100.5	100.5
Other comprehensive income	—	—	—	3.4	—	3.4
Exercise of stock options	0.4	—	7.0	—	—	7.0
Restricted stock grants surrendered	(0.1)	—	(0.8)	—	—	(0.8)
Employee stock purchase plan	0.1	—	3.9	—	—	3.9
Stock-based compensation expense	—	—	21.5	—	—	21.5
Balance at June 30, 2023	408.0	$4.1	$5,101.4	$(21.6)	$2,017.2	$7,101.1
Net income	—	—	—	—	90.6	90.6
Other comprehensive loss	—	—	—	(6.7)	—	(6.7)
Restricted stock grants surrendered	—	—	(1.0)	—	—	(1.0)
Employee stock purchase plan	0.1	—	4.7	—	—	4.7
Stock-based compensation expense	—	—	21.5	—	—	21.5
Balance at September 30, 2023	408.1	$4.1	$5,126.6	$(28.3)	$2,107.8	$7,210.2

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$78.9	$278.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107.6	78.8
Amortization of deferred commissions costs	86.1	69.8
Amortization of Senior Notes discount and issuance costs	2.3	1.8
Non-cash lease expense	25.1	22.1
Stock-based compensation expense	67.3	63.8
Deferred income taxes, net	(15.4)	(13.0)
Credit loss expense	25.8	25.7
Other operating activities, net	(0.6)	0.3

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13.7)	(64.6)
Prepaid expenses and other current assets	(8.3)	(20.7)
Deferred commissions	(91.7)	(93.1)
Accounts payable and other liabilities	57.9	21.1
Lease liabilities	(29.9)	(26.8)
Income taxes payable, net	(1.7)	4.4
Deferred revenue	8.2	(6.1)
Other assets	0.1	(0.7)
Net cash provided by operating activities	298.0	341.0

Investing activities:
Proceeds from sale of property and equipment and other assets	1.4	—
Purchases of property, equipment, and other assets for new campuses	(509.6)	(61.8)
Purchases of property, equipment, and other assets	(49.5)	(14.2)
Cash paid for acquisitions, net of cash acquired	(5.1)	—
Net cash used in investing activities	(562.8)	(76.0)

Financing activities:
Repurchase of restricted stock to satisfy tax withholding obligations	(28.7)	(23.4)
Proceeds from exercise of stock options and employee stock purchase plan	21.7	20.4
Payments of debt issuance costs	(3.4)	—
Principal repayments of finance lease obligations	(3.4)	—
Net cash used in financing activities	(13.8)	(3.0)

Effect of foreign currency exchange rates on cash and cash equivalents	0.3	(0.1)
Net (decrease) increase in cash and cash equivalents	(278.3)	261.9
Cash and cash equivalents at the beginning of period	5,215.9	4,968.0
Cash and cash equivalents at the end of period	$4,937.6	$5,229.9

Supplemental cash flow disclosures:
Interest paid	$29.8	$30.0
Income taxes paid	$63.4	$108.1

Supplemental non-cash investing and financing activities:
Accrued capital expenditures and non-cash landlord incentives	$47.8	$36.9
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
The Company acquired OnTheMarket in December 2023. Through the previous Homes.com Acquisition and the OnTheMarket Acquisition, the Company also offers online platforms that provide advertising and marketing services for residential real estate agents and brokers and their listings and provide homebuyers access to residential property listings. See Note 5 for further discussion of the OnTheMarket Acquisition.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at September 30, 2024 and December 31, 2023, the results of its operations for the three and nine months ended September 30, 2024 and 2023, its comprehensive income for the three and nine months ended September 30, 2024 and 2023, its changes in stockholders' equity for the three and nine months ended September 30, 2024 and 2023, and its cash flows for the nine months ended September 30, 2024 and 2023.
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
Revenue Recognition
The Company derives revenues primarily by (i) providing access to its proprietary database of commercial real estate information, including benchmarking and analytics for the hospitality industry and analytics for lenders (ii) providing online marketplaces for professional property management companies, property owners, and real estate agents and brokers, and landlords, in each case, typically through a fixed monthly fee for its subscription-based advertising services. Other subscription-based services include (i) real estate and lease management solutions to commercial customers and real estate investors, (ii)

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
access to applications to manage workflow for residential real estate agents, and (iii) market research and portfolio and debt analysis, management, and reporting capabilities.
Subscription contract rates are generally based on the number of sites, number of users, organization size, the customer’s business focus, geography, the number of properties reported on or analyzed, the number and types of services to which a customer subscribes, the number of properties a customer advertises, the number of transactions and average transaction size a broker or agent has closed, and the prominence and placement of a customer's advertised properties in the search results. The Company’s subscription-based license or membership agreements typically renew automatically and a majority have a term of at least one year. Revenues from subscription-based contracts were approximately 96% and 95% of total revenues for the three months ended September 30, 2024 and 2023, respectively, and 96% and 95% of total revenues for the nine months ended September 30, 2024 and 2023, respectively.
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
Cost of Revenues
Cost of revenues principally consists of salaries, benefits, bonuses, stock-based compensation expenses, and other indirect costs for the Company's researchers who collect and analyze the real estate data that is the basis for the Company's information, analytic, and marketplace services and for employees that support these products. Additionally, cost of revenues includes the cost of data from third-party data sources, product hosting costs, costs related to advertising purchased on behalf of customers, credit card, and other transaction fees relating to processing customer transactions, which are expensed as incurred, and the amortization of acquired trade names, technology, and certain other intangible assets.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Foreign Currency
The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other (expense) income, net in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized a net foreign currency loss of $0.2 million for the three months ended September 30, 2024 and a net foreign currency gain of $0.2 million for the three months ended September 30, 2023. The Company recognized a net foreign currency loss of $0.3 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, were as follows (in millions):

	September 30, 2024	December 31, 2023
Foreign currency translation loss	$(4.1)	$(17.6)
Total accumulated other comprehensive loss	$(4.1)	$(17.6)
There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table sets forth the calculation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2024	2023	2024	2023

Net income	$53.0	$90.6	$78.9	$278.2
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	406.8	405.6	406.2	405.2
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	1.2	1.6	1.4	1.5
Denominator for diluted net income per share — weighted-average outstanding shares	408.0	407.2	407.6	406.7

Net income per share — basic	$0.13	$0.22	$0.19	$0.69
Net income per share — diluted	$0.13	$0.22	$0.19	$0.68
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
The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Performance-based restricted stock awards	0.7	0.7	0.7	0.7
Anti-dilutive securities	0.7	0.4	0.9	0.8
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
Stock-based compensation expense for stock options, restricted stock awards and restricted stock units issued under equity incentive plans, stock purchases under the ESPP, DSUs, and Matching RSUs awarded under the MSPP included in the Company’s condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$3.6	$3.7	$10.9	$10.6
Selling and marketing (excluding customer base amortization)	2.9	2.4	8.4	7.0
Software development	5.3	4.5	16.3	12.9
General and administrative	10.0	11.3	31.7	33.3
Total stock-based compensation expense	$21.8	$21.9	$67.3	$63.8
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company had no restricted cash as of September 30, 2024 and December 31, 2023.
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
•Other Marketplaces Portfolio Segment - The Other Marketplaces portfolio segment consists of one class of trade receivables.
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
Finance lease costs primarily relate to vehicles used by the Company's research teams and the amortization of the ROU assets are recorded to cost of revenues in the consolidated statements of operations. The impact of lease costs related to short-term leases was not material for the three and nine months ended September 30, 2024 and 2023.
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
The Company records the activity from this building's operations and leases, including building depreciation and operating expenses for space occupied by third parties, as other (expense) income, net in the condensed consolidated statements of operations, as leasing is not core to the Company's operations. Building depreciation and operating expenses for space occupied by the Company are allocated between cost of revenues, selling and marketing (excluding customer base amortization), software development, and general and administrative expenses in the condensed consolidated statement of operations based on headcount. As of September 30, 2024, the Company occupied a negligible percentage of the property with the remainder leased or available to be leased to third parties.
Lease income includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease. When a renewal option is included within the lease, the Company assesses whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Further, lease income includes tenant reimbursement amounts for the recovery of the operating expenses and real estate taxes. Tenant reimbursements, which vary each period, are non-lease components that are not the predominant activity within the contract. The Company has elected the practical expedient that allows it to combine certain lease and non-lease components of operating leases. Non-lease components are recognized together with fixed base rent in "lease income," as variable lease income in the same period as the related expenses are incurred. Variable lease income was not material for the three and nine months ended September 30, 2024. Components of other (expense) income, net related to leasing operations for the three and nine months ended September 30, 2024 were as follows (in millions):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Lease income	$6.6	$16.4
Property operating expenses	2.5	6.7
Depreciation and amortization expense	5.4	14.3
Other expense, net from leasing operations	$(1.3)	$(4.6)
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
		$343.0
The cash paid for this asset acquisition was included in the caption purchases of property, equipment, and other assets for new campuses in the condensed consolidated statement of cash flows.

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
Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the condensed consolidated statements of operations.

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
3.REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
Revenues by operating segment and type of service consist of the following (in millions):

	Three Months Ended September 30,
	2024			2023
	North America	International	Total	North America	International	Total
CoStar	$240.8	$16.1	$256.9	$223.4	$10.0	$233.4
Information Services	28.2	4.8	33.0	35.2	9.4	44.6
Multifamily	271.8	—	271.8	235.3	—	235.3
LoopNet	68.1	2.8	70.9	65.0	2.5	67.5
Residential	17.0	10.7	27.7	10.3	—	10.3
Other Marketplaces	32.3	—	32.3	33.6	—	33.6
Total revenues	$658.2	$34.4	$692.6	$602.8	$21.9	$624.7

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Nine Months Ended September 30,
	2024			2023
	North America	International	Total	North America	International	Total
CoStar	$713.6	$46.6	$760.2	$658.7	$28.8	$687.5
Information Services	83.5	15.9	99.4	99.5	28.7	128.2
Multifamily	790.8	—	790.8	670.3	—	670.3
LoopNet	201.7	8.1	209.8	189.5	6.8	196.3
Residential	41.6	30.9	72.5	36.2	—	36.2
Other Marketplaces	94.1	—	94.1	96.4	—	96.4
Total revenues	$1,925.3	$101.5	$2,026.8	$1,750.6	$64.3	$1,814.9
Deferred Revenue
Deferred revenue as of September 30, 2024 and December 31, 2023 was as follows (in millions):

Balance	Balance Sheet Caption	September 30, 2024	December 31, 2023
Current portion	Deferred revenue	$113.6	$104.2
Non-current portion	Lease and other long-term liabilities	0.1	0.1
Total deferred revenue		$113.7	$104.3
Changes in deferred revenue for the period were as follows (in millions):

Balance at December 31, 2023	$104.3
Revenues recognized in the current period from the amounts in the beginning balance	(100.9)
New deferrals, net of amounts recognized in the current period	109.1
Effects of foreign currency	1.2
Balance at September 30, 2024	$113.7
Contract Assets
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and represent a conditional right to consideration for satisfied performance obligations that become a receivable when the conditions are satisfied. Contract assets as of September 30, 2024 and December 31, 2023 were as follows (in millions):

Balance	Balance Sheet Caption	September 30, 2024	December 31, 2023
Current portion	Prepaid expenses and other current assets	$5.7	$5.8
Non-current portion	Deposits and other assets	7.0	8.0
Total contract assets		$12.7	$13.8
Revenues reduced from contract assets for the three and nine months ended September 30, 2024 were $0.6 million and $1.1 million, respectively. Revenues recognized from contract assets for the three and nine months ended September 30, 2023 were $0.2 million and $1.1 million, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Unsatisfied Performance Obligations
Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $404.0 million at September 30, 2024, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.
Commissions
Commissions expense is included in selling and marketing expense in the Company's condensed consolidated statements of operations. Commissions expense activity for the three and nine months ended September 30, 2024 and 2023 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commissions incurred	$40.0	$42.1	$136.5	$134.4
Commissions capitalized in the current period	(24.5)	(28.1)	(92.1)	(93.1)
Amortization of deferred commissions costs	29.8	24.5	86.1	69.8
Total commissions expense	$45.3	$38.5	$130.5	$111.1
The Company determined that no deferred commissions were impaired during the nine months ended September 30, 2024 and 2023.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4.ALLOWANCE FOR CREDIT LOSSES
The following tables detail the activity related to the allowance for credit losses for trade receivables by portfolio segment (in millions):

	Nine Months Ended September 30, 2024
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2023	$9.7	$2.5	$7.3	$2.7	$1.0	$23.2
Current-period provision for expected credit losses	10.9	1.4	8.9	4.4	0.2	25.8
Write-offs charged against the allowance, net of recoveries and other	(12.6)	(0.8)	(7.1)	(4.3)	(0.6)	(25.4)
Ending balance at September 30, 2024	$8.0	$3.1	$9.1	$2.8	$0.6	$23.6

	Nine Months Ended September 30, 2023
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2022	$4.5	$1.1	$4.3	$1.4	$0.9	$12.2
Current-period provision for expected credit losses	15.3	0.8	4.2	4.8	0.6	25.7
Write-offs charged against the allowance, net of recoveries and other	(12.2)	(0.1)	(0.8)	(3.8)	(0.1)	(17.0)
Ending balance at September 30, 2023	$7.6	$1.8	$7.7	$2.4	$1.4	$20.9
Credit loss expense is included in general and administrative expenses on the condensed consolidated statements of operations. Credit loss expense related to contract assets was not material for the nine months ended September 30, 2024 and 2023. Residential accounts receivable and the related allowance for credit losses were not material for the nine months ended September 30, 2024 and 2023.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.ACQUISITIONS
OnTheMarket
On December 12, 2023, CoStar UK acquired OnTheMarket, the operator of onthemarket.com, a U.K. residential property portal. At the time of closing, CoStar UK acquired all of the then-issued ordinary share capital of OnTheMarket for cash consideration of 110 pence per share, or £94.0 million ($117.9 million). OnTheMarket had certain share option contracts that had not been exercised at the time of closing for which CoStar UK established a liability for £2.0 million ($2.6 million). This resulted in total consideration of £96.0 million ($120.4 million). Certain shares outstanding at the time of the closing resulted from contracts held by employees of OnTheMarket or its subsidiaries that required OnTheMarket to withhold income and employment taxes of £4.0 million ($5.1 million), which represented consideration payable at December 31, 2023 and were remitted to the appropriate taxing authority in January 2024.
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
The net assets of OnTheMarket were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were based, primarily, on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates. The purchase price allocation is preliminary, subject, primarily to the Company's assessment of certain tax matters and contingencies. The estimated fair value of the customer base assets incorporated significant assumptions that had a material impact on the estimated fair value, such as discount rates, projected revenue growth rates, customer attrition rates, and profit margins.
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
Matterport
On April 21, 2024, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Matterport Merger Agreement”) with Matterport, Merger Sub I, and Merger Sub II, pursuant to which, among other things, and subject to its terms, (i) Merger Sub I will merge with and into Matterport (the “First Merger”), with Matterport surviving the First Merger as a wholly owned subsidiary of the Company (the “Surviving Corporation”) and (ii) in the event that the Threshold Percentage (as defined in the Matterport Merger Agreement) is at least 40%, immediately following the First Merger and as part of a single integrated transaction, the Surviving Corporation will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of the Company.
Subject to the terms and conditions of the Matterport Merger Agreement, each share of Matterport Common Stock issued and outstanding immediately prior to the effective time of the First Merger (the “First Effective Time”) (other than any cancelled shares or Dissenting Shares (as defined in the Matterport Merger Agreement)) will be converted into (i) a number of CoStar Group Shares equal to the Merger Exchange Ratio (such consideration, the “Per Share Stock Consideration”) and (ii) $2.75 in cash per share, without interest (the “Per Share Cash Consideration”). Holders of Matterport Common Stock will receive cash in lieu of fractional CoStar Group Shares (the “Fractional Share Consideration” and, together with the Per Share Stock Consideration and the Per Share Cash Consideration, collectively, the “Matterport Merger Consideration”).
Consummation of the Mergers is subject to certain customary conditions, including, among others: the expiration or termination of the applicable waiting periods under the HSR Act and the Antitrust Laws (each as defined in the Matterport Merger Agreement) of certain other jurisdictions; the absence of any law, injunction, order, or award restraining, enjoining, or otherwise prohibiting or making illegal the consummation of the Mergers; and the CoStar Group Shares to be issued in the Mergers being approved for listing on Nasdaq Global Select Market. Each party’s obligation to consummate the Mergers is subject to certain other conditions, including the accuracy of the representations and warranties of the other party, compliance in all material respects by the other party with its obligations under the Matterport Merger Agreement, and the absence of a material adverse effect related to the other party. Consummation of the Mergers is not subject to approval by the stockholders of the Company or to any financing condition.
The Matterport Merger Agreement requires the Company to pay an $85 million fee to Matterport in the event the Matterport Merger Agreement is terminated under specified circumstances, including, among others: if certain antitrust approvals are not obtained or a governmental order related to antitrust or competition matters prohibits the consummation of the transaction. The Company intends to fund the cash consideration with cash on hand and expects the transaction to close in the fourth quarter of 2024 or the first quarter of 2025. The cash consideration is estimated to be $940 million and the stock consideration would require the issuance of approximately 11.2 million CoStar Group Shares using the share price of the Company at April 19, 2024, not considering Fractional Share Consideration. In addition, awards of restricted stock units relating to Matterport grants that are outstanding at the time of the First Merger will be converted into a corresponding award of CoStar Group Shares based on the Matterport Merger Consideration.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of September 30, 2024 and December 31, 2023, the Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $4.7 billion and $5.1 billion, respectively. The Company had no Level 2 or Level 3 financial assets measured at fair value.
The Company holds or has issued other financial instruments, including cash deposits, accounts receivable, accounts payable, accrued expenses, and Senior Notes. The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of both September 30, 2024 and December 31, 2023. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $0.9 billion and $0.9 billion as of September 30, 2024 and December 31, 2023, respectively.
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
Lease costs related to the Company's operating and finance leases included in the condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating lease costs:	2024	2023	2024	2023

Cost of revenues	$2.1	$2.7	$7.1	$7.1
Software development	2.1	1.6	5.7	4.6
Selling and marketing (excluding customer base amortization)	3.5	3.9	10.9	11.4
General and administrative	1.7	1.0	5.0	3.1
Total operating lease costs	$9.4	$9.2	$28.7	$26.2
Finance lease costs:
Amortization of ROU assets	$0.5	$—	$3.5	$—
Interest on lease liabilities	0.5	—	1.1	—
Total finance lease costs	1.0	—	4.6	—
Total lease costs	$10.4	$9.2	$33.3	$26.2

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental balance sheet information related to operating leases was as follows (in millions):

Balance	Balance Sheet Location	September 30, 2024	December 31, 2023
Operating lease liabilities		$106.3	$109.9
Less: imputed interest		(8.6)	(7.0)
Present value of lease liabilities		97.7	102.9
Less: current portion of lease liabilities	Lease liabilities	34.0	36.9
Long-term lease liabilities	Lease and other long-term liabilities	$63.7	$66.0

Weighted-average remaining lease term in years		3.8	3.9
Weighted-average discount rate		3.7%	3.6%
ROU Assets	Lease right-of-use assets	$79.2	$79.8

Finance lease liabilities		$18.6	$14.6
Less: imputed interest		(1.9)	(1.6)
Present value of lease liabilities		16.7	13.0
Less: current portion of lease liabilities	Lease liabilities	4.9	3.1
Long-term lease liabilities	Lease and other long-term liabilities	$11.8	$9.9

Weighted-average remaining lease term in years		2.8	3.8
Weighted-average discount rate		6.4%	7.8%
ROU Assets	Property and equipment, net	$16.6	$10.8
Supplemental cash flow information related to leases was as follows (in millions):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$24.1	$30.9
Operating cash flows used in finance leases	$0.9	$—
Financing cash flows used in finance leases	$3.4	$—

ROU assets obtained in exchange for lease obligations:
Operating leases	$24.1	$28.0
Finance leases	$7.2	$—

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8.GOODWILL
The changes in the carrying amount of goodwill by operating segment consist of the following (in millions):

	North America	International	Total
Goodwill, December 31, 2022	$2,149.2	$165.6	$2,314.8
Acquisitions, including measurement period adjustments(1)	—	62.8	62.8
Effect of foreign currency translation	—	8.6	8.6
Goodwill, December 31, 2023	2,149.2	237.0	2,386.2
Effect of foreign currency translation	—	10.4	10.4
Goodwill, September 30, 2024	$2,149.2	$247.4	$2,396.6
__________________________
(1) International goodwill generated during the year ended December 31, 2023 from the OnTheMarket Acquisition was $62.8 million.
No impairments of the Company's goodwill were recognized during the three and nine months ended September 30, 2024 and 2023.
9.    INTANGIBLE ASSETS
Intangible assets consist of the following (in millions, except amortization period data):

	September 30, 2024	December 31, 2023	Weighted- Average Amortization Period (in years)
Acquired technology and data	$35.8	$36.3	5
Accumulated amortization	(26.2)	(21.0)
Acquired technology and data, net	9.6	15.3

Acquired customer base	444.3	509.5	11
Accumulated amortization	(294.4)	(330.7)
Acquired customer base, net	149.9	178.8

Acquired trade names and other intangible assets	253.4	258.9	14
Accumulated amortization	(149.4)	(139.3)
Acquired trade names and other intangible assets, net	104.0	119.6

Acquired above-market leases	41.5	—	4
Accumulated amortization	(7.6)	—
Acquired above-market leases, net	33.9	—

Acquired in-place leases	32.0	—	6
Accumulated amortization	(4.7)	—
Acquired in-place leases, net	27.3	—

Intangible assets, net	$324.7	$313.7

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No impairments of the Company's intangible assets were recognized during the nine months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024, the Company removed $77.4 of intangible assets that were fully amortized from the acquired intangible assets and accumulated amortization, which had no impact on the Company's financial results.
10.LONG-TERM DEBT
The table below presents the components of outstanding debt (in millions):

	September 30, 2024	December 31, 2023
2.800% Senior Notes due July 15, 2030	$1,000.0	$1,000.0
2020 Credit Agreement, due July 1, 2025	—	—
2024 Credit Agreement, due May 24, 2029	—	—
Total face amount of long-term debt	1,000.0	1,000.0
Senior Notes unamortized discount and issuance costs	(8.5)	(9.5)
Long-term debt, net	$991.5	$990.5
Senior Notes
On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act, and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes), and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries, and the indenture governing the Senior Notes contains covenants, events of default, and other customary provisions with which the Company was in compliance as of September 30, 2024.
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
The 2024 Credit Agreement contains customary affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, maintenance of properties, and compliance with laws, including environmental laws, subject to certain exceptions. The 2024 Credit Agreement contains customary negative covenants, including, among others, restrictions on the ability of the Company and its subsidiaries to merge and consolidate with other companies, restrictions on the ability of certain subsidiaries to incur indebtedness, and restrictions on the ability of the Company and certain subsidiaries to grant liens or security interests on assets, subject to certain exceptions. The 2024 Credit Agreement contains a financial maintenance covenant that requires the Company to maintain a Total Leverage Ratio (as defined in the 2024 Credit Agreement) of less than or equal to 4.50 to 1.00, tested at the end of each fiscal quarter. The 2024 Credit

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Agreement also provides for a number of customary events of default, including, among others: payment defaults to the Lenders, voluntary and involuntary bankruptcy proceedings, covenant defaults, material inaccuracies of representations and warranties, cross-acceleration to other material indebtedness, certain change of control events, material money judgments and, other customary events of default. The occurrence of an event of default could result in the acceleration of obligations and the termination of lending commitments under the 2024 Credit Agreement. The Company was in compliance with the covenants in the 2024 Credit Agreement as of September 30, 2024. As of September 30, 2024, the Company had no amounts drawn under this facility.
The Company had $4.0 million and $1.6 million of deferred debt issuance costs related to the revolving credit facility as of September 30, 2024 and December 31, 2023, respectively. These amounts are included in deposits and other assets on the Company's condensed consolidated balance sheets.
The Company recognized interest expense as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest on outstanding borrowings	$7.0	$7.0	$21.0	$21.0
Amortization of Senior Notes discount and issuance costs	0.6	0.6	2.3	1.8
Interest capitalized for construction in process	(1.8)	(0.9)	(4.4)	(0.9)
Commitment fees and other	0.5	0.5	2.1	2.0
Total interest expense	$6.3	$7.2	$21.0	$23.9
11.INCOME TAXES
The income tax provision reflects an effective tax rate of approximately 32% and 25% for the three months ended September 30, 2024 and 2023, respectively, and 37% and 24% for the nine months ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2024 was primarily due to lower U.S. income and larger U.K. losses with no tax benefit for the three and nine months ended September 30, 2024.
12.COMMITMENTS AND CONTINGENCIES
The following summarizes the Company's significant contractual obligations, including related payments due by period, as of September 30, 2024 (in millions):

Year Ending December 31,	Operating lease obligations	Finance lease obligations	Long-term debt principal payments	Long-term interest payments
Remainder of 2024	$11.0	$1.5	$—	$—
2025	31.7	5.9	—	28.0
2026	19.5	5.9	—	28.0
2027	17.1	4.9	—	28.0
2028	14.7	0.4	—	28.0
Thereafter	12.3	—	1,000.0	56.0
Total	$106.3	$18.6	$1,000.0	$168.0
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
Summarized EBITDA information by operating segment consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America	$63.5	$88.9	$97.4	$290.2
International	(12.7)	(0.2)	(47.3)	1.6
Total EBITDA	$50.8	$88.7	$50.1	$291.8
The reconciliation of net income to EBITDA consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$53.0	$90.6	$78.9	$278.2
Amortization of acquired intangible assets in cost of revenues	6.2	8.4	22.9	23.0
Amortization of acquired intangible assets in operating expenses	10.3	10.3	31.5	31.3
Depreciation and other amortization	10.6	8.4	31.0	24.5
Interest income, net	(55.6)	(58.4)	(165.3)	(153.9)
Other expense (income), net(1)	1.6	(0.5)	4.9	(1.6)
Income tax expense	24.7	29.9	46.2	90.3
EBITDA	$50.8	$88.7	$50.1	$291.8
__________________________
(1) Includes $5.4 million and $14.3 million of amortization and depreciation expense associated with lessor income for the three and nine months ended September 30, 2024, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Summarized information by operating segment consists of the following (in millions):

	September 30, 2024	December 31, 2023
Property and equipment, net:
North America	$929.6	$465.7
International	8.2	6.5
Total property and equipment, net	$937.8	$472.2

Goodwill:
North America	$2,149.2	$2,149.2
International	247.4	237.0
Total goodwill	$2,396.6	$2,386.2

Assets:
North America	$8,730.9	$8,505.5
International	407.8	414.2
Total assets	$9,138.7	$8,919.7

Liabilities:
North America	$1,570.3	$1,499.7
International	77.3	81.4
Total liabilities	$1,647.6	$1,581.1
14.    SUBSEQUENT EVENTS
Project Neptune
On October 18, 2024, CRI, Neptune Merger Sub, Visual Lease, LLC, and Shareholder Representative Services LLC as the Holder Representative entered into the Visual Lease Merger Agreement pursuant to which, among other things, and subject to its terms, Neptune Merger Sub will merge with and into Visual Lease, LLC with Visual Lease, LLC surviving the merger as a wholly-owned subsidiary of the CRI.
The purchase price is $272.5 million to be paid in cash, subject to customary working capital and other post-closing adjustments. Consummation of the Merger is subject to certain customary conditions and regulatory reviews, including, among others, expiration or termination of the applicable waiting periods under the HSR Act and the Antitrust Laws (as defined in the Visual Lease Merger Agreement).
The Visual Lease Merger Agreement requires the Company to pay a $17.5 million fee to Visual Lease in the event the Merger Agreement is terminated under specified circumstances, including, among others: if certain antitrust approvals are not obtained or a governmental order related to antitrust or competition matters prohibits the consummation of the transaction. The Company intends to fund the transaction with cash on hand and expects the transaction to close in the fourth quarter of 2024.

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
Overview
CoStar Group, founded in 1987, is a leading provider of online real estate marketplaces, information, and analytics in the U.S. and U.K., based on the fact that we own and operate leading online marketplaces for commercial real estate and apartment listings in the U.S., based on the numbers of unique visitors and site visits per month; provide more information, analytics, and marketing services than any of our competitors; offer the most comprehensive commercial real estate database available; and have the largest commercial real estate research department in the industry. We have created and compiled a standardized platform of information, analytics, and online marketplace services where industry professionals and consumers of commercial real estate, including apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all commercial property types, including office, retail, industrial, multifamily, land, mixed-use, and hospitality. We also offer online platforms that manage workflow and marketing for residential real estate agents and brokers and provide portals for homebuyers to view residential property listings.
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

Our principal information, analytics, and online marketplace services are described in the following paragraphs by type of services:
CoStar
CoStar is our subscription-based integrated platform for commercial real estate intelligence, which includes information about office, industrial, retail, multifamily, hospitality, and student housing properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news and market status and provides benchmarking for the hospitality industry, lease analytical capabilities, and risk management capabilities. CoStar's revenue growth rate for the nine months ended September 30, 2024 was consistent with the revenue growth rate for the nine months ended September 30, 2023. We expect CoStar's revenue growth rate for the year ending December 31, 2024 to be consistent with the revenue growth rate for the year ended December 31, 2023, due to converting legacy STR customers to our new CoStar-based benchmarking product offsetting lower inflation-based price adjustments.
Information Services
We provide real estate and lease management technology solutions, including lease administration, lease accounting and abstraction services, through our CoStar Real Estate Manager service offerings, as well as portfolio and debt analysis, management and reporting capabilities through our CoStar Risk Analytics service offerings. We also provide data and reports on an ad hoc basis to customers in the hospitality industry. We earn revenue on ad hoc transactions as reports or data are delivered to customers. We provide information services internationally, through our Business Immo, Belbex, and Thomas Daily businesses in France, Spain, and Germany, respectively. Information Services' revenues for the nine months ended September 30, 2024 decreased compared to the revenues for the nine months ended September 30, 2023 due to converting legacy STR customers to our new CoStar-based benchmarking product. We expect the Information Services revenues for the year ending December 31, 2024 to decrease compared to the revenues for the year ended December 31, 2023 due to converting legacy STR customers to our new CoStar-based benchmarking product.
Multifamily
Apartments.com is the flagship brand of our apartment marketing network of subscription-based advertising services and provides property management companies and landlords with a comprehensive advertising destination for their available rental units and offers renters a platform for searching for available rentals. This network also earns transaction-based revenue primarily from providing online tenant applications, including background and credit checks, and rental payment processing. Multifamily's revenue growth rate for the nine months ended September 30, 2024 moderated compared to the revenue growth rate for the nine months ended September 30, 2023 due to lower inflation-based price adjustments. We expect the Multifamily revenue growth rate for the year ending December 31, 2024 to moderate compared to the revenue growth rate for the year ended December 31, 2023 due to lower inflation-based price adjustments.
LoopNet
Our LoopNet network of commercial real estate websites offers subscription-based, online marketplace services that enable commercial property owners, landlords and real estate agents working on their behalf to advertise properties for sale or for lease and to submit detailed information about property listings. Commercial real estate agents, buyers, and tenants use the LoopNet network of online marketplace services to search for available property listings that meet their criteria. LoopNet's revenue growth rate for the nine months ended September 30, 2024 decelerated compared to the revenue growth rate for the nine months ended September 30, 2023 due to lower inflation-based price increases. We expect LoopNet's revenue growth rate for the year ended December 31, 2024 to decelerate compared to the revenue growth rate for the year ended December 31, 2023 due to lower inflation-based price increases.

Residential
The Homes.com Acquisition and the OnTheMarket Acquisition have enabled us to expand our offerings to the residential for sale market. Homes.com is a homes-for-sale listings site that combines our proprietary research with listing information to allow homebuyers an informative and collaborative experience finding homes for sale or lease. In February 2024, we began selling Homes.com memberships, which are subscription-based advertising services promoting an agent's profile and listings on our website. Homes.com also provides legacy products and services to residential real estate including subscription-based access to applications that manage residential real estate agent workflow and receives transaction-based revenue for marketing campaigns delivered on third-party platforms. OnTheMarket is a property portal in the U.K., which primarily offers subscriptions-based advertising services to agents. Residential's revenues for the nine months ended September 30, 2024 increased compared to the nine months ended September 30, 2023 due to the OnTheMarket Acquisition and the launch of our new Homes.com product, partially offset by lost revenue due to the discontinuation and reduced sales of certain products and services that were inconsistent with our long-term business strategy. We expect Residential's revenues for the year ending December 31, 2024 to increase compared to the year ended December 31, 2023 due to the OnTheMarket Acquisition and the launch of our new Homes.com product, partially offset by lost revenue due to the discontinuation and reduced sales of certain products and services that were inconsistent with our long-term business strategy.

Other Marketplaces
Our other marketplaces include Ten-X, an online auction platform for commercial real estate, our BizBuySell network of sites, and our Land.com Network. The BizBuySell network provides online marketplaces for businesses and franchises for sale, and our Land.com Network provides online marketplaces for rural lands for sale. Other Marketplaces' revenues for the nine months ended September 30, 2024 were consistent with the nine months ended September 30, 2023. We expect other marketplaces revenues for the year ending December 31, 2024 to be consistent with the year ended December 31, 2023.
Subscription-based Services
The majority of our revenue is generated from service offerings that are distributed to our customers under subscription-based agreements that typically renew automatically and have a term of at least one year. We recognize subscription revenues on a straight-line basis over the life of the contract.
For the three months ended September 30, 2024 and 2023, our annualized net new bookings of subscription-based services on all contracts were $44 million and $65 million, respectively. Net new bookings is calculated based on the annualized amount of change in our sales bookings resulting from new subscription-based contracts, changes to existing subscription-based contracts, and cancellations of subscription-based contracts for the period reported. Net new bookings is calculated on all subscription-based contracts without regard to contract term. Net new bookings is considered an operating metric that is an indicator of future subscription revenue growth and is also used as a metric of sales force productivity by us and investors. However, information regarding net new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. Revenues from our subscription-based contracts were approximately 96% and 95% of total revenues for the three months ended September 30, 2024 and 2023, respectively. The increase in the percentage of revenue from our subscription-based contracts was due to increased sales in our subscription products.
For the trailing 12 months ended September 30, 2024 and 2023, our contract renewal rates for existing company-wide subscription-based services for contracts with a term of at least one year were approximately 89% and 90%, respectively, and, therefore, our cancellation rates for those services for the same periods were approximately 11% and 10%, respectively. Contract renewal rates are calculated on all subscription-based contracts with a term of at least one year. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, we believe that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing 12-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our customers, reductions in customer spending or decreases in our customer base. Revenues from our subscription-based contracts with a term of at least one year were approximately 81% of total revenues for each of the trailing 12 months ended September 30, 2024 and 2023.
Development, Investments, and Expansion
We plan to continue to invest in our business and our services, evaluate strategic growth opportunities, and pursue our key priorities as described below. We are committed to supporting, improving, and enhancing our information, analytics, and online marketplace solutions, including expanding and improving our offerings for our client base and site users, including property owners, property managers, buyers, commercial tenants, and residential renters and buyers. We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, integrate recently completed acquisitions, and expand and develop supporting technologies for our research, sales, and marketing organizations. We may reevaluate our priorities as economic conditions continue to evolve.
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
•Continuing to enhance our facilities. We are expanding our research and technology center in Richmond, Virginia. We broke ground on the expansion in November 2022 and expect construction to be substantially completed in the first half of 2026. The expansion includes construction of two new buildings spanning 750,000 square feet and will bring our campus footprint to over 1 million square feet when completed. We plan to increase our research, technology, operations, software development, marketing, and sales teams in this location.

In February 2024, we closed on the purchase of a building in Arlington, Virginia, and we plan to build out a space for our employees currently in our Washington DC headquarters. The lease on our current Washington, DC headquarters ends in 2025.
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
Impacts of Current Economic Conditions
The macroeconomic outlook has been complex and evolving. It is currently unclear how the commercial real estate industry will ultimately be impacted by the current economic conditions. A sustained period of elevated interest rates may reduce demand for all types of real estate. If the demand for office space or other real estate decreases significantly, there could be a downturn in the commercial real estate market that may materially adversely affect many of our customers. A depressed commercial real estate market would have a negative impact on our core customer base, which could impact our customers’ ability to subscribe and pay for our services and reduce demand for our services. Reduced demand and increased cancellations could cause our revenues or our revenue growth rates to decline and reduce our profitability.
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
Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table compares our selected consolidated results of operations for the three months ended September 30, 2024 and 2023 (in millions, except percentages):

	Three Months Ended September 30,
	2024	2023	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$256.9	$233.4	$23.5	10%
Information Services	33.0	44.6	(11.6)	(26)
Multifamily	271.8	235.3	36.5	16
LoopNet	70.9	67.5	3.4	5
Residential	27.7	10.3	17.4	169
Other Marketplaces	32.3	33.6	(1.3)	(4)
Total revenues	692.6	624.7	67.9	11
Cost of revenues	140.6	123.7	16.9	14
Gross profit	552.0	501.0	51.0	10
Operating expenses:
Selling and marketing (excluding customer base amortization)	331.2	266.9	64.3	24
Software development	81.0	67.9	13.1	19
General and administrative	105.8	94.4	11.4	12
Customer base amortization	10.3	10.2	0.1	1
Total operating expenses	528.3	439.4	88.9	20
Income from operations	23.7	61.6	(37.9)	(62)
Interest income, net	55.6	58.4	(2.8)	(5)
Other (expense) income, net	(1.6)	0.5	(2.1)	NM
Income before income taxes	77.7	120.5	(42.8)	(36)
Income tax expense	24.7	29.9	(5.2)	(17)
Net income	$53.0	$90.6	$(37.6)	(42)
__________________________
NM - Not meaningful
Revenues. Revenues increased $68 million, or 11%, to $693 million. The increase in our revenues primarily included:
•an increase in Multifamily revenues of $37 million, or 16%, due to increases in pricing for existing customers and an increase in the number of properties listed on our network,
•an increase in CoStar revenues of $24 million, or 10%, due to an increase the average price per subscriber and an increase in subscribers, as well as due to converting legacy STR customers to our new CoStar-based benchmarking product,

•an increase in Residential revenues of $17 million, or 169%, due to the OnTheMarket Acquisition and the launch of the new Homes.com membership subscriptions, partially offset by the discontinuation and reduced sales of certain products and services that were inconsistent with our long-term business strategy,
•an increase in LoopNet revenues of $3 million, or 5%, due to an increase in the average price per listing and an increase in the number of paid listings, and
•a decrease in Information Services revenues of $12 million, or 26%, attributable to converting legacy STR customers to our new CoStar-based benchmarking product, partially offset by an increase in revenue from CoStar Real Estate Manager.
Gross Profit and Cost of Revenues. Gross profit increased $51 million, or 10%, to $552 million, and the gross profit margin was consistent at 80%. Cost of revenues increased $17 million, or 14%, to $141 million and, as a percentage of revenues, was consistent at 20%. The increase in cost of revenues primarily included:
•an increase in personnel costs of $13 million related to increases in salaries and benefits costs for our existing employees and rising headcount to support our residential research efforts and
•an increase of $3 million for web hosting costs.
Selling and Marketing Expenses (excluding customer base amortization). Selling and marketing expenses increased $64 million, or 24%, to $331 million and, as a percentage of revenues, increased from 43% to 48%. The increase primarily included:
•an increase in marketing expenses of $38 million for advertising our brands,
•an increase in personnel costs of $18 million related to rising headcount in our sales force, recruiting costs, and commissions expense, and
•an increase of $6 million in events and travel costs.
Software Development Expenses. Software development expenses increased $13 million, or 19%, to $81 million and, as a percentage of revenues, increased from 11% to 12%. The increase primarily included:
•an increase in personnel costs of $10 million related to rising headcount and increases in salaries, stock-based compensation, and benefits costs for our existing employees and
•an increase of $2 million in software and equipment costs.
General and Administrative Expenses. General and administrative expenses increased $11 million, or 12%, to $106 million and, as a percentage of revenues, was consistent at 15%. The increase primarily included:
•an increase in professional services of $12 million primarily related to acquisition activities and costs to defend our intellectual property.
Customer Base Amortization Expense. Customer base amortization expense was consistent.
Interest Income, Net. Interest income, net decreased $3 million, or 5%, to $56 million. The decrease was primarily due to a decrease in our cash and cash equivalent balances.
Other (Expense) Income, Net. Other (expense) income, net was insignificant for the three months ended September 30, 2024 and 2023.
Income Tax Expense. Income tax expense decreased $5 million, or 17%, to $25 million and the effective tax rate was 32% of income before income taxes compared to 25% of income before income taxes for the three months ended September 30, 2023. The decrease in income tax expense was primarily attributable to lower U.S. income and larger U.K. losses with no tax benefit.

Business Segment Results for Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management internally to measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for further information regarding our segment operating results.
Segment Revenues. North America revenues increased $55 million, or 9%, to $658 million and included:
•an increase in Multifamily revenues of $37 million due to increases in pricing for existing customers and an increase in the number of properties listed on our network,
•an increase in CoStar revenues of $17 million due to an increase the average price per subscriber and an increase in subscribers, as well as due to converting legacy STR customers to our new CoStar-based benchmarking product,
•an increase in Residential revenues of $7 million due to revenue from the launch of the new Homes.com membership subscriptions partially offset by the discontinuation and reduced sales of certain products and services that were inconsistent with our long-term business strategy,
•an increase in LoopNet revenues of $3 million due to an increase in the average price per listing and an increase in the number of paid listings, and
•a decrease in Information Services revenues of $7 million attributable to converting legacy STR customers to our new CoStar-based benchmarking product, partially offset by an increase in revenue from CoStar Real Estate Manager.
The $13 million, or 57%, increase in International revenues was primarily attributable to the impact of the OnTheMarket Acquisition, as well as an increase in CoStar sales.
Segment EBITDA. North America EBITDA decreased $25 million, or 29%, to $64 million. The decrease in North America EBITDA was primarily due to increases in marketing costs, personnel costs, and professional service fees, partially offset by increases in revenues described above. International EBITDA decreased $13 million to a loss of $13 million. The decrease in International EBITDA was primarily due to the OnTheMarket Acquisition for which we have increased marketing expenses since acquisition and an increase in personnel costs associated with the expansion of our international research team.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table provides a comparison of our selected consolidated results of operations for the nine months ended September 30, 2024 and 2023 (in millions, except percentages):

	Nine Months Ended September 30,
	2024	2023	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$760.2	$687.5	$72.7	11%
Information Services	99.4	128.2	(28.8)	(22)
Multifamily	790.8	670.3	120.5	18
LoopNet	209.8	196.3	13.5	7
Residential	72.5	36.2	36.3	100
Other Marketplaces	94.1	96.4	(2.3)	(2)
Total revenues	2,026.8	1,814.9	211.9	12
Cost of revenues	417.6	355.2	62.4	18
Gross profit	1,609.2	1,459.7	149.5	10
Operating expenses:
Selling and marketing (excluding customer base amortization)	1,055.7	743.2	312.5	42
Software development	243.0	197.8	45.2	23
General and administrative	314.3	274.4	39.9	15
Customer base amortization	31.5	31.3	0.2	1
Total operating expenses	1,644.5	1,246.7	397.8	32
(Loss) Income from operations	(35.3)	213.0	(248.3)	(117)
Interest income, net	165.3	153.9	11.4	7
Other (expense) income, net	(4.9)	1.6	(6.5)	NM
Income before income taxes	125.1	368.5	(243.4)	(66)
Income tax expense	46.2	90.3	(44.1)	(49)
Net income	$78.9	$278.2	$(199.3)	(72)
__________________________
NM - Not meaningful
Revenues. Revenues increased $212 million, or 12%, to $2.0 billion. The increase in our revenues primarily included:
•an increase in Multifamily revenues of $121 million, or 18%, due to an increase in the number of properties listed on our network and increases in pricing for existing customers,
•an increase in CoStar revenues of $73 million, or 11%, due to an increase in subscribers and an increase in average price per subscriber, as well as converting legacy STR customers to our new CoStar-based benchmarking product,
•an increase in Residential revenues of $36 million, or 100%, due to the OnTheMarket Acquisition and the launch of the new Homes.com membership subscriptions, partially offset by the discontinuation and reduced sales of certain products and services that were inconsistent with our long-term business strategy,
•an increase in LoopNet revenues of $14 million, or 7%, due to an increase in the average price per listing and an increase in the number of paid listings, and
•a decrease in Information Services revenues of $29 million, or 22%, attributable to converting legacy STR customers to our new CoStar-based benchmarking product, partially offset by an increase in revenue from CoStar Real Estate Manager.

Gross Profit. Gross profit increased $150 million, or 10%, to $1.6 billion, and the gross profit percentage decreased from 80% to 79%. Cost of revenues increased $62 million, or 18%, to $418 million and, as a percentage of revenues, increased from 20% to 21%. The increase in cost of revenues primarily included:
•an increase in personnel costs of $39 million related to rising headcount to support our residential research efforts, and increases in salaries and benefits costs for our existing employees,
•an increase of $17 million for web hosting costs and support costs for our researchers, and
•an increase of $4 million of payment processing fees.
Selling and Marketing Expenses (excluding customer base amortization). Selling and marketing expenses increased $313 million, or 42%, to $1.1 billion and, as a percentage of revenues, increased from 41% to 52%. The increase primarily included:
•an increase in marketing expenses of $258 million for advertising our brands,
•an increase in personnel and events costs of $44 million related to rising headcount in our sales force and increases in salaries, bonus, stock-based compensation, and benefits costs for our existing employees, and
•an increase of $6 million in events and travel costs.
Software Development Expenses. Software development expenses increased $45 million, or 23%, to $243 million and, as a percentage of revenues, increased from 11% to 12%. The increase primarily included:
•an increase in personnel costs of $34 million related to rising headcount and increases in salaries, stock-based compensation, benefits costs for our existing employees, and recruiting costs and
•an increase of $7 million in software and equipment costs.
General and Administrative Expenses. General and administrative expenses increased $40 million, or 15%, to $314 million and, as a percentage of revenues, increased from 15% to 16%. The increase primarily included:
•an increase in professional services of $23 million, primarily related to acquisition activities and costs to defend our intellectual property,
•an increase in personnel costs of $11 million related to existing employees, and
•an increase of $2 million in occupancy costs.
Customer Base Amortization Expense. Customer base amortization expense was consistent.
Interest Income, net. Interest income, net increased $11 million, or 7%, to $165 million. This increase was primarily due to an increase in interest earned on our cash equivalents.
Other (Expense) Income, net. Other (expense) income, net was insignificant for the nine months ended September 30, 2024 and 2023.
Income Tax Expense. Income tax expense decreased $44 million, or 49%, to $46 million and the effective tax rate was 37% of income before income taxes compared to 24% of income before income taxes for the nine months ended September 30, 2023. The decrease in income tax expense was primarily attributable to lower U.S. income and larger U.K. losses with no tax benefit.
Business Segment Results for Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America. Management relies on an internal management reporting process that provides revenues and operating segment EBITDA. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, (loss) income from operations or other measures of financial performance prepared in accordance with GAAP.
Segment Revenues. North America revenues increased $175 million, or 10%, to $1.9 billion and included:
•an increase in Multifamily revenues of $121 million due to increases in pricing for existing customers and an increase in the number of properties listed on our network,
•an increase in CoStar revenues of $55 million due to an increase in subscribers and an increase in average price per subscriber, as well as converting legacy STR customers to our new CoStar-based benchmarking product,
•an increase in LoopNet revenues of $12 million due to an increase in the average price per listing and an increase in the number of paid listings,
•an increase in Residential revenues of $5 million due to the launch of the new Homes.com membership subscriptions, partially offset by the discontinuation and reduced sales of certain products and services that were inconsistent with our long-term business strategy, and
•a decrease in Information Services revenues of $16 million attributable to converting legacy STR customers to our new CoStar-based benchmarking product, partially offset by an increase in revenue from CoStar Real Estate Manager.
The $37 million, or 58%, increase in International revenues was primarily attributable to the impact of the OnTheMarket Acquisition, as well as an increase in CoStar sales.
Segment EBITDA. North America EBITDA decreased $193 million, or 66%, to $97 million. The decrease in North America EBITDA was primarily due to increases in marketing costs, personnel costs, professional service fees, and credit loss expenses, partially offset by increases in revenues described above. International EBITDA decreased $49 million to a loss of $47 million. The decrease in International EBITDA was primarily due to the OnTheMarket Acquisition for which we have increased marketing expenses since acquisition and an increase in personnel costs associated with the expansion of our international research team.
Liquidity and Capital Resources
We believe the balance of cash and cash equivalents, which was $4.9 billion as of September 30, 2024, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Other than the construction commitments and pending acquisition discussed below, our cash requirements have not changed materially from what is described in the 2023 Form 10-K.
Construction Commitments. We are expanding our Richmond, Virginia campus, which is expected to result in a material cash requirement in 2024 and beyond. We broke ground on the expansion in November 2022 and expect construction to be substantially completed in the first half of 2026. We have engaged a project manager, architects, and a general contractor on terms that generally require payments as services are provided or construction is performed. As of September 30, 2024, we are obligated to spend an additional $365 million as further work is performed under these contracts. We plan to amend these contracts to include additional commitments as construction progresses and to fund the expansion with cash on hand. We expect the remaining cost of construction to be in the range of $485 million – $505 million and expect to spend an additional $100 million for construction costs for the remainder of 2024.
In conjunction with this expansion, we negotiated various tax incentives with the Commonwealth of Virginia and the City of Richmond, including the allowance to use market-based income apportionment for income taxes and partial reimbursements of property tax assessments related to the value of the campus expansion. These incentives are conditional upon achieving job creation and capital expenditure targets from 2022 to 2029. Failure to meet these targets could result in a reduction of the value of the tax incentives and repayment of previous tax reductions. The value of the allowance to use a market-based income apportionment for income taxes is dependent on our taxable income. We estimate the value of the allowance to use market-based income apportionment for income taxes and partial reimbursements of property tax assessments related to the value of the campus expansion to be in the range of $275 million - $285 million.
Pending Acquisitions. On April 21, 2024, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Matterport Merger Agreement”) with Matterport, Merger Sub I, and Merger Sub II, pursuant to which, among other things, and subject to its terms, (i) Merger Sub I will merge with and into Matterport (the “First Merger”), with Matterport surviving the First Merger as a wholly owned subsidiary of the Company (the “Surviving Corporation”) and (ii) in the event that the Threshold Percentage (as defined in the Matterport Merger Agreement) is at least 40%, immediately following the First

Merger and as part of a single integrated transaction, the Surviving Corporation will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of the Company.
Subject to the terms and conditions of the Matterport Merger Agreement, each share of Matterport Common Stock issued and outstanding immediately prior to the effective time of the First Merger (the “First Effective Time”) (other than any cancelled shares or Dissenting Shares (as defined in the Matterport Merger Agreement)) will be converted into (i) a number of CoStar Group Shares equal to the Merger Exchange Ratio (such consideration, the “Per Share Stock Consideration”) and (ii) $2.75 in cash per share, without interest (the “Per Share Cash Consideration”). Holders of Matterport Common Stock will receive cash in lieu of fractional CoStar Group Shares (the “Fractional Share Consideration” and, together with the Per Share Stock Consideration and the Per Share Cash Consideration, collectively, the “Matterport Merger Consideration”).
Consummation of the Mergers is subject to certain customary conditions, including, among others, expiration or termination of the applicable waiting periods under the HSR Act and the Antitrust Laws (each as defined in the Matterport Merger Agreement) of certain other jurisdictions, the absence of any law, injunction, order, or award restraining, enjoining, or otherwise prohibiting or making illegal the consummation of the Mergers and the CoStar Group Shares to be issued in the Mergers being approved for listing on Nasdaq Global Select Market. Each party’s obligation to consummate the Mergers is subject to certain other conditions, including the accuracy of the representations and warranties of the other party, compliance in all material respects by the other party with its obligations under the Matterport Merger Agreement, and the absence of a material adverse effect related to the other party. Consummation of the Mergers is not subject to approval by our stockholders or to any financing condition.
On July 3, 2024, Matterport and CoStar Group each received a request for additional information and documentary materials (the “Second Request”) from the FTC in connection with the FTC’s review of the Transaction. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Matterport and CoStar Group have each substantially complied with their respective Second Requests, unless that period is extended or terminated sooner by the FTC. Each of Matterport and CoStar Group expect to respond promptly to the Second Request and to continue to work cooperatively with the FTC in its review of the Transaction. Matterport and CoStar Group expect that the Transaction will be completed in the fourth quarter of 2024 or the first quarter of 2025, subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the Matterport Merger Agreement.
The cash consideration is estimated to be $940 million, not considering Fractional Share Consideration. The Company intends to fund the cash consideration with cash on hand.
On October 18, 2024, CRI, Neptune Merger Sub, Visual Lease, LLC, and Shareholder Representative Services LLC as the Holder Representative entered into the Visual Lease Merger Agreement pursuant to which, among other things, and subject to its terms, Neptune Merger Sub will merge with and into Visual Lease, LLC with Visual Lease, LLC surviving the merger as a wholly-owned subsidiary of the CRI.
The purchase price is $272.5 million to be paid in cash, subject to customary working capital and other post-closing adjustments. Consummation of the Merger is subject to certain customary conditions and regulatory reviews, including, among others, expiration or termination of the applicable waiting periods under the HSR Act and the Antitrust Laws (as defined in the Visual Lease Merger Agreement).
The Company intends to fund the transaction with cash on hand and expects the transaction to close in the fourth quarter of 2024.
Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies, and we expect to continue to make acquisitions.
Cash and cash equivalents decreased to approximately $4.9 billion as of September 30, 2024, compared to cash and cash equivalents of approximately $5.2 billion as of December 31, 2023. The decrease in cash and cash equivalents for the nine months ended September 30, 2024 was primarily due to $563 million of cash used in investing activities and cash used in financing activities of $14 million primarily related to repurchases of restricted stock to satisfy tax withholding obligations, partially offset by cash provided by operating activities of $298 million.
Net cash provided by operating activities for the nine months ended September 30, 2024 was $298 million compared to $341 million for the nine months ended September 30, 2023. The $43 million decrease in cash provided by operating activities was primarily driven by a decrease in net income, partially offset by an increase in non-cash expenses and working capital changes.
Net cash used in investing activities for the nine months ended September 30, 2024 was $563 million compared to $76 million for the nine months ended September 30, 2023, primarily driven by an increase in the purchase of property, equipment, and other assets for our new campuses of $448 million, including $343 million related to the purchase of an office building in Arlington, Virginia to relocate our Washington, DC-based employees, and an increase in purchases of other property, equipment, and intangible assets of $35 million.
Net cash used in financing activities for the nine months ended September 30, 2024 was $14 million compared to net cash used in financing activities of $3 million for the nine months ended September 30, 2023. The increase was primarily driven by repurchases of restricted stock to satisfy tax withholding obligations and payment of debt issuance costs related to the 2024 Credit Agreement.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We consider policies relating to the following matters to be critical accounting policies:
•Intangible assets and goodwill,
•Income taxes,
•Revenue recognition, and
•Business combinations.
For an in-depth discussion of each of our significant accounting policies, including the related critical accounting estimates and further information regarding estimates and assumptions involved in their application, see the 2023 Form 10-K and Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report. During the nine months ended September 30, 2024, there were no material changes to our critical accounting estimates from those described in the 2023 Form 10-K.
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
Fluctuations in the British pound, Euro, and Canadian dollar may have an impact on our business, results of operations and financial position. For the three and nine months ended September 30, 2024, approximately 5% of our revenues were denominated in foreign currencies. For the three and nine months ended September 30, 2024, our revenues would have decreased by approximately $3.7 million and $10.6 million, respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the three and nine months ended September 30, 2024, our revenues would have increased by approximately $3.7 million and $10.6 million, respectively, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of September 30, 2024, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $4.1 million.
We do not believe we have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2024. As of September 30, 2024, we had approximately $4.9 billion of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA-rated Government and Treasury Money Market Funds.
We are subject to interest rate market risk in connection with our revolving credit facility. On May 24, 2024, we entered into the 2024 Credit Agreement, which provides for variable rate borrowings of up to $1.1 billion. On July 1, 2020, we issued $1.0 billion aggregate principal amount of Senior Notes. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all of our borrowings except for our credit facility are fixed rate, and no amounts were outstanding under our credit facility as of September 30, 2024. See Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report for additional information regarding our 2024 Credit Agreement.
We had approximately $2.7 billion of goodwill and intangible assets as of September 30, 2024. As of September 30, 2024, we believe our intangible assets will be recoverable; however, changes in the economy, the industry in which we operate, and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 4.Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 and were operating at a reasonable assurance level.
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
Item 1A.Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors disclosed in Part I, “Item 1A Risk Factors” in our 2023 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also have a material adverse effect on our business, financial condition and/or results of operations. Other than the following items, there have not been any material changes to the risk factors as previously disclosed in Part I, “Item 1A Risk Factors” in our 2023 Form 10-K.
Risks related to our business
We may be unable to complete the acquisition of Matterport or otherwise realize the benefits of the pending Matterport acquisition, which could have an adverse effect on us.
On April 22, 2024, we announced that we had entered into the Merger Agreement to acquire Matterport. Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, at the closing of the acquisition, we will acquire all of the outstanding shares of Matterport in a cash and stock transaction. The closing of the acquisition is subject to certain conditions, including: expiration or termination of the applicable waiting periods under applicable antitrust laws; approval for listing on Nasdaq Global Select Market of the CoStar Group Shares to be issued in the transaction; no injunction, law or order prohibiting the Mergers; accuracy of each party’s representations, subject in most cases to materiality or material adverse effect qualifications; compliance by each party with its covenants in all material respects; and with respect to the other party, there not having occurred since the date of the Merger Agreement any event, development, change or occurrence that has had or would reasonably be expected to have had, individually or in the aggregate, a material adverse effect. On July 3, 2024, Matterport and CoStar Group each received a request for additional information and documentary materials (the “Second Request”) from the FTC in connection with the FTC’s review of the Transaction. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Matterport and CoStar Group have each substantially complied with their respective Second Requests, unless that period is extended or terminated sooner by the FTC. CoStar Group and Matterport are working with the FTC to complete its investigation as soon as practicable. There can be no assurance that the closing conditions will be satisfied or waived or that the transaction will be completed. The failure to satisfy these conditions could delay the completion of the acquisition or prevent it from occurring. Any delay in completing the acquisition could cause us to not realize some or all of the benefits that we expect to achieve. Further, even if we are unable to complete the acquisition, we will still have incurred substantial expenses and diverted significant management time and resources from our ongoing business.
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
Our ability to generate revenues from our marketplace business depends, in part, on our ability to attract users to our websites. Google, Bing, DuckDuckGo and other internet search engines drive traffic to our websites, including CoStar.com, the LoopNet Network, the Apartments.com Network, our Homes.com and OnTheMarket residential marketplaces, the Land.com Network, Ten-X.com and BizBuySell. For example, when a user enters in a search query for an apartment building name or address into an internet search engine, the internet search engine’s ranking of our Apartments.com or Homes.com webpages will determine how prominently such webpages are displayed on the search engine results page. Our ability to maintain prominent search result rankings and positioning is not entirely within our control. Our competitors’ SEO and SEM efforts may result in webpages from their websites receiving higher rankings than the webpages from our websites. Internet search engines could revise their algorithms and methodologies in ways that would adversely affect our search result rankings. Internet search engine providers could form partnerships or enter into other business relationships with our competitors resulting in competitors’ sites receiving higher search result rankings. Internet search engines are increasingly placing alternative search features (such as featured snippets, local map results, and other immersive experiences) on the search engine results page above or more prominently than search engine results. If our search result rankings are not prominently displayed, traffic to our websites may decline which could slow the growth of our user base. Our websites have experienced fluctuations in search result rankings in the past and we anticipate similar fluctuations will occur in the future. If we experience a material reduction in the number of users directed to our websites through internet search engines or otherwise fail to maintain or increase traffic to our marketplaces, our ability to acquire additional subscribers or advertisers and deliver leads to and retain existing subscribers and advertisers could be adversely affected. As a result, our business, results of operations and financial condition could be adversely affected. Increases in our operating expenses could negatively impact our operating results if we are unable to generate more revenues through increased sales of subscriptions to our marketplace products. Additionally, the methods, including Google Analytics, that we use to measure average monthly unique visitors to our portals may misstate the actual number of unique persons who visit our network of mobile applications and websites for a given month or may differ from the methods used by competitors, which may impact the comparability of unique visitors between companies. For example, starting on July 1, 2024, Universal Analytics (UA), Google’s legacy analytics platform on which we historically relied for calculating monthly average unique visitors was discontinued by Google. Prior to June 1, 2024, we measured average monthly unique visitors for all CoStar Group sites using Google’s Universal Analytics. Beginning June 1, 2024, average monthly unique visitors are measured using Google Analytics 4 (GA4), the replacement for Universal Analytics. Due to the change in methodologies, unique visitors reported prior to June 1,2024 may not provide a meaningful comparison to unique visitors in subsequent periods.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of CoStar Group Shares during each of the three months in the quarter ended September 30, 2024:
ISSUER PURCHASES OF EQUITY SECURITIES

2024	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through 31	19,892	$75.93	—	—
August 1 through 31	663	74.70	—	—
September 1 through 30	3,107	78.87	—	—
Total	23,662	$76.28	—	—
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
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.Exhibits

Exhibit No.	Description
2.1*
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
101.INS
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).
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

COSTAR GROUP, INC.
Date:	October 23, 2024	By:	/s/ Christian M. Lown
Christian M. Lown Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)