Form 10-K
period 2024-12-31
COSTAR GROUP, INC.
filed 2025-02-20
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 0-24531
CoStar Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2091509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Wilson Blvd
Arlington	VA	22209
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
As of June 30, 2024, the aggregate market value of the common stock (based upon the closing price of the stock on the Nasdaq Global Select Market) of the registrant held by non-affiliates was approximately $30.1 billion. As of February 13, 2025, 410,125,610 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Report.

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

2024 Credit Agreement	The credit agreement the Company entered into on May 24, 2024 that replaced the 2020 Credit Agreement
ACH	Automated Clearing House
ADR	Average daily rate
AI	Artificial intelligence
Apartments.com Network
Apartments.com, the flagship brand of our network of apartment marketing sites, and its network of rental websites including ApartmentFinder, ForRent.com®, AFTER55.com®, CorporateHousing.comTM and ForRentUniversity.com® ApartmentHomeLiving.com, Apartamentos.comTM, WestsideRentals.com®, and Off Campus Partners

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Audit Committee	The Audit Committee of the Board
BizBuySell	BizBuySell.com and its network of business for-sale websites
Board	The CoStar Group Board of Directors
BureauxLocaux	The legal entity, Comreal Info, a French société par actions simplifiée, the owner and operator of BureauxLocaux, a commercial real estate digital marketplace, in France
Business Immo	The legal entity, BIH, a French société par actions simplifiée, the owner and operator of Business Immo, a leading commercial real estate news service provider in France
Business Immo Acquisition	CoStar UK's acquisition of the issued share capital of Business Immo on April 5, 2022
CAN-SPAM Act	Controlling the Assault of Non-Solicited Pornography and Marketing Act
CCPA	California Consumer Privacy Act, as amended by the California Privacy Rights Act
CECL	Current expected credit losses
CODM	Chief Operating Decision Maker
Confidential Information	Information about customers, employees, contractors, suppliers, vendors, and others such as landlords and tenants, including personal information such as names, addresses, phone numbers, email addresses, credit card information, biometric data, sensitive or confidential transaction and account information, social security numbers, birthdates and financial information (for example, to facilitate the apartment rental application and payment process between a renter and property manager), as well as a broad range of proprietary and confidential business information, collectively
CoStar Group (also the “Company,” “we,” “us” or “our”)	The legal entity, CoStar Group, Inc., a Delaware corporation, one or more of its consolidated subsidiaries or operating segments, or the entirety of CoStar Group, Inc. and its consolidated subsidiaries
CoStar Group Share	A share of the common stock of the Company, par value $0.01 per share
CoStar UK	The legal entity, CoStar UK Limited, a wholly owned subsidiary of CoStar Group
Covenant Suspension Period
A period of time defined in the 2024 Credit Agreement in which we maintain a corporate investment grade rating from any two of Standard & Poor’s Rating Services, Fitch Ratings, Inc. or Moody’s Investors Services, Inc. and no event of default is continuing

CRI	The legal entity, CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of CoStar Group, Inc.

Abbreviation or Acronym	Definition
DSUs	Deferred Stock Units
EBITDA	Net income before interest income or expense, net; other income or expense, net; loss on debt extinguishment; income taxes; depreciation and amortization
ESG	Environmental, Social and Governance
ESPP	Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act
FTC	Federal Trade Commission
GAAP	Generally accepted accounting principles in the U.S.
GDPR	General Data Protection Regulation
GILTI	Global intangible low taxed income inclusion
GPP Plan	A U.K. Group Personal Pension Plan
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
LoopNet Network
Our network of online marketplaces lead by our flagship brand LoopNet.com and including LoopNet.co.uk, CityFeet.com, Showcase.com, BureauxLocaux, and Belbex.com enabling commercial property owners, landlords, and real estate brokers working on their behalf to advertise properties for-sale or for-lease and to submit detailed information about property listings

Matching RSUs	Awards of matching restricted stock units awarded under the Company's Management Stock Purchase Plan
Matterport	Matterport, Inc., a Delaware corporation and provider of a technology platform that uses spatial data to transform physical buildings and spaces into dimensionally-accurate digital images
Matterport Common Stock	Matterport Class A common stock, par value $0.0001 per share
Matterport Merger Agreement	The Agreement and Plan of Merger dated as of April 21, 2024, by and among the Company, Matterport, Merger Sub I, and Merger Sub II, pursuant to which, among other things, and subject to its terms, (i) Merger Sub I will merge with and into Matterport (the “First Merger”), with Matterport surviving the First Merger as a wholly owned subsidiary of the Company (the “Surviving Corporation”), and (ii) in the event that the Threshold Percentage (as defined in the Matterport Merger Agreement) is at least 40%, immediately following the First Merger and as part of a single integrated transaction, the Surviving Corporation will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned subsidiary of the Company.

Abbreviation or Acronym	Definition
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

Merger Sub I	Matrix Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company
Merger Sub II	Matrix Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of the Company
MLS	Multiple Listing Services
MSPP	Management Stock Purchase Plan
Neptune Merger Sub	Neptune V Merger Sub LLC, as Delaware limited liability company and a wholly owned subsidiary of CRI
OnTheMarket	The legal entity OnTheMarket Limited, the operator of onthemarket.com, a U.K. residential property portal.
OnTheMarket Acquisition
CoStar UK's acquisition of all the outstanding equity interest of OnTheMarket completed in December 2023, pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers. The acquisition was implemented by means of a court-sanctioned scheme of arrangement under the U.K. Companies Act 2006

RentPath	RentPath Holdings, Inc.
RevPAR	Revenue per available room
ROU	Right-of-use
RRSP	A Canadian registered retirement savings plan
SaaS	Software as a service
SEC	The U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
SEM	Search engine marketing
Senior Notes	2.800% notes issued by CoStar Group, Inc. due July 15, 2030
SEO	Search engine optimization
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
Stock Repurchase Program	The stock repurchase program the Board approved in February 2025 that authorizes the repurchase of up to $500 million of shares of the Company's common stock
STR	The legal entity, STR, LLC, together with STR Global Ltd., is a global data and analytics company that specializes in benchmarking hotel performance and providing market insights to the industry
TCPA	Telephone Consumer Protection Act (as implemented by the Telemarketing Sales Rule)
Ten-X	The legal entity Ten-X Holding Company, Inc. and its directly and indirectly owned subsidiaries
Term SOFR	The forward-looking SOFR term rates administered by CME Group Benchmark Administration Limited
TSR	Total shareholder return
U.K.	The United Kingdom of Great Britain and Northern Ireland
U.S.	The United States of America

Abbreviation or Acronym	Definition
Visual Lease	The legal entity Visual Lease, LLC, a Delaware limited liability company and operator of Visual Lease, a SaaS platform for integrated lease management and lease accounting
Visual Lease Acquisition	CoStar's acquisition of all of the outstanding equity interest in Visual Lease completed on November 1, 2024, pursuant to the Visual Lease Merger Agreement
Visual Lease Merger Agreement
The Agreement and Plan of Merger dated as of October 18, 2024, between CRI, Neptune Merger Sub, Visual Lease, LLC and Shareholder Representative Services LLC as the Holder Representative, pursuant to which, among other things, and subject to its terms, Neptune Merger Sub merged with and into Visual Lease with Visual Lease surviving the merger as a wholly-owned subsidiary of the CRI

Cautionary Statement Concerning Forward-Looking Statements
We have made forward-looking statements in this Report and make forward-looking statements in our other reports filed with the SEC, press releases, and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact. Sections of this Report that contain forward-looking statements include “Business,” “Risk Factors,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures,” and the Consolidated Financial Statements and related Notes.
Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “likely,” “might,” “believe,” “expect,” “observe,” “consider,” “think,” “intend,” “envision,” “will,” “should,” “could,” “would,” “plan,” “target,” “estimate,” “predict,” “continue,” “commit,” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs, and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks, and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors,” and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
•the risks related to the specific timing, price and size of repurchases under the Stock Repurchase Program, including that the Stock Repurchase Program may be suspended or discontinued at any time at the Company’s discretion;
•our inability to attract and retain new clients;
•our inability to successfully develop and introduce new or updated online marketplace services, information, and analytics;
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
•our inability to complete certain strategic transactions if a proposed transaction is subject to review or approval by regulatory authorities pursuant to applicable laws or regulations;
•our inability to complete the acquisition of Matterport or otherwise realize the benefits of the pending Matterport acquisition;
•the effects of cyberattacks and security vulnerabilities, and technical problems or disruptions;
•the significant costs associated with undertaking a large infrastructure project;
•our inability to generate increased revenues from our current or future geographic expansion plans;
•the risks related to acceptance of credit cards and debit cards and facilitation of other customer payments;
•the effects of climate change and other events beyond our control;
•the effects related to attention to ESG matters;
•our inability to obtain and maintain accurate, comprehensive, or reliable data;
•our inability to obtain and maintain stable data feeds, or disruption of our data feeds;
•our ability to enforce or defend our ownership and use of intellectual property;
•the effects of use of new and evolving technologies, including artificial intelligence (“AI”), on our ability to protect our data and intellectual property from misappropriation by third parties;
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

•the effects of foreign currency exchange rate fluctuations;
•our indebtedness;
•the effects of a lowering or withdrawal of the ratings assigned to our debt securities by rating agencies;
•the effects of any actual or perceived failure to comply with privacy or data protection laws, regulations, or standards;
•the effects of changes in tax laws, regulations, or fiscal and tax policies;
•the effects of third-party claims, litigation, regulatory proceedings, or government investigations; and
•risks related to return on investment.
Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of, and are based on information available to us on, the date of this Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to update any such statements or release publicly any revisions to these forward-looking statements to reflect new information or events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as required by applicable law. Additionally, certain information disclosed herein or elsewhere (such as our website) is informed by various stakeholder expectations and third-party frameworks. Such information is not necessarily material for purposes of our SEC reporting, even if we use “material” or similar language. Particularly in the ESG context, materiality is subject to various definitions that differ from, and are often more expansive than, the definition under U.S. federal securities laws.
PART I
Item 1.    Business
In this Report, the words “we,” “our,” “us,” “CoStar Group,” or the “Company” refer to CoStar Group, Inc. and its direct and indirect wholly owned subsidiaries. This Report also refers to our websites, but information contained on those sites is not part of this Report.
Overview
CoStar Group is a global leader of commercial and residential real estate information, analytics, and online marketplaces. Our mission is to digitize the world's real estate, empowering all people to discover properties, insights, and connections that improve their businesses and lives.
We own and operate leading online marketplaces for real estate in the U.S. and the U.K., based on the numbers of unique visitors and site visits per month; provide more information, analytics, and marketing services than many of our competitors; offer the most comprehensive commercial real estate database available; and have the largest commercial real estate research department in the industry. We have created and compiled a standardized platform of online marketplace services, information, and analytics where industry professionals, consumers of real estate, and the related business communities can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information.
Our major brands include CoStar, a leading global provider of commercial real estate data, analytics and news; Apartments.com, a leading platform for apartment rentals, based on total revenue; LoopNet, the most trafficked commercial real estate marketplace; and Homes.com, the fastest-growing residential real estate marketplace, based on traffic.
CoStar Group’s industry-leading brands include STR, a global leader in hospitality data and benchmarking, Ten-X, an online platform for commercial real estate auctions and negotiated bids and OnTheMarket, a leading residential property portal in the U.K.
Strategy
Our strategy is to provide real estate industry professionals and consumers with critical knowledge to explore and complete transactions by offering the most comprehensive, timely, and standardized information on real estate, and the right tools to be able to effectively utilize that information. Over time, we have expanded, and we continue to expand, our services for real estate online marketplaces, information, and analytics to continue to meet the needs of the industry as it grows and evolves.
Our standardized platform includes the most comprehensive proprietary database of commercial real estate information in the industry; the largest research department in the commercial real estate industry; proprietary data collection, information management, and quality control systems; a large in-house product development team; a broad suite of web-based information, analytics, and online marketplace services; a large team of analysts and economists; risk management tools; and a large, diverse base of clients.

We have spent more than 35 years building and acquiring databases of real estate information, which includes information on homes, school, communities, commercial properties, leasing, sales, comparable sales, tenants, and demand statistics, as well as digital images, drone videos, and 3-D tours, plat maps, and floor plans. This highly complex database is comprised of hundreds of data fields, tracking such categories as location, site and zoning information, building characteristics, space and unit characteristics and availability, tax assessments, true ownership, sales and lease comparables, residential rents, vacancies and concessions, space requirements, retail locations, mortgage and deed information, for-sale and for-lease listings, fund data, income and expense histories, tenant names, tenant credit scores, view of company locations, lease expirations, contact information, historical trends, forecasts, and demographic information. In addition to our internal efforts to grow the database, we have obtained and assimilated a number of proprietary databases. Our comprehensive commercial real estate database powers our information services, sources data used in our analytic services, and provides content for most of our online marketplace services and our auction platform. Our ability to utilize the same commercial real estate information across our standardized platform creates efficiencies in operations and improves data quality for our customers.
We deliver our comprehensive commercial real estate information content to our customers primarily via an integrated solution of online service offerings that includes information about space available for-lease, comparable sales information, information about properties for-sale, tenant information, internet marketing services, risk management tools, analytical capabilities, information for clients’ websites, information about industry professionals and their business relationships, data integration, and industry news. We also operate complementary online marketplaces for commercial and residential real estate listings and apartment rentals, as well as a commercial real estate auction platform. We strive to cross-sell our services to our customers to best suit their needs.
CoStar Research
Research Department. Our research professionals undergo an extensive training program so that we can maintain consistent research methods and processes throughout our research department. Our researchers collect and analyze commercial real estate information through phone calls, e-mails, and additional research methods including field inspections, public records review, news monitoring, third-party data feeds, and user entered content. We have also set up direct feeds from larger apartment sites, owners, and brokers.
Our researchers are responsible for maintaining the accuracy and reliability of our database information, training our clients to use CoStar Group products, and handling their customer service questions, creating a "one-touch" approach to customer care. Because of the importance commercial real estate professionals place on our data and our prominent position in the industry, many of these professionals routinely take the initiative and proactively report available space and transactions through our online tool, which we refer to as our Marketing Center, or directly to our researchers.
Our field research efforts include physical inspections of properties to research new availabilities, find additional property inventory, identify new construction, collect tenant information, verify existing information, photograph properties, and create high quality videos of interior spaces (including walk-through videos and 3-D virtual tours), amenities, and exterior features of properties. A typical site inspection of a commercial property consists of photographing the building, capturing interior images, videos, and 3-D tours, measuring the building, geo-coding the building, capturing “for-sale” or “for-lease” sign information, counting parking spaces, assessing property condition and construction, and gathering tenant information. Field researchers also canvass properties, collecting tenant data suite-by-suite. We also utilize a low-flying airplane and a fleet of drones to conduct aerial research of commercial real estate. We place researchers on the low-flying aircraft to scout new commercial developments and take aerial photographs and videos.
We are leveraging our capabilities developed from our extensive commercial real estate research efforts to produce original, media rich content of neighborhoods, schools, parks, and condominium buildings' amenities, and common areas for our residential products using professional photographers and a fleet of drones to conduct aerial research of residential real estate.
Data and Image Providers. We license a small portion of our data and images from public record providers and third-party data sources. Licensing agreements with these entities allow us to use a variety of commercial real estate information, including property ownership, tenant information, demographic information, maps, aerial photographs, and 3-D virtual apartment tours of apartment communities, all of which enhance our services. These license agreements generally grant us a non-exclusive license to use the data and images in the creation and supplementation of our online marketplaces, information, and analytics.

Services
Our principal online commercial real estate information and analytics services and online marketplaces are:
CoStar
CoStar offers a subscription-based platform for commercial real estate intelligence with several key features:
•Properties Provides a comprehensive inventory of various property types, including office, industrial, retail, multifamily, hospitality, student housing, and land. It includes for-lease and for-sale listings, historical data, property analytics, building photographs, demographics, maps, and floor plans. Users can identify available space, evaluate opportunities, value assets, and analyze market conditions.
•Leasing Offers data on lease transactions and tools to manage user-entered lease data. Subscribers can analyze lease datasets and perform cash flow analysis from both landlord and tenant perspectives.
•Sales A database of commercial real estate sales transactions, useful for researching property comparables, identifying market trends, expediting appraisals, and supporting property valuations.
•Tenants Provides detailed tenant information, including lease expirations, occupancy levels, and growth rates, allowing users to target prospective clients.
•Owners Provides detailed portfolio information, including lease expirations, occupancy levels, and growth rates, allowing users to target prospective clients.
•Markets Enables viewing and reporting on market and submarket trends, including leasing, vacancy, rental rates, construction, investment sales, and economic conditions. It covers all major real estate sectors and provides forecasts.
•Benchmarking Provides hospitality benchmarking, allowing hotels to measure performance against competitors based on occupancy, ADR, and RevPAR.
•Lender Tools for lenders to manage loan portfolios and risk, including portfolio surveillance, concentration risk monitoring, stress testing, and expected credit loss modeling.
Information Services
We provide real estate and lease management technology solutions, including lease administration, lease accounting, and abstraction services, through our CoStar Real Estate Manager service and the Visual Lease Acquisition. We provide information services internationally, through our Business Immo, Belbex, and Thomas Daily brands in France, Spain, and Germany, respectively.
Multifamily
Apartments.com, the flagship brand of our network of apartment marketing sites, provides a variety of subscription-based ad packages and enhancements that allow property managers and owners to showcase their apartment community through increased exposure and interactions that allow renters to view, engage, and connect with the community. Apartments.com also provides tools to facilitate the rental process, including online tenant applications with background and credit checks, and rental payment processing.
LoopNet
LoopNet.com, the flagship brand of our network of commercial property marketing sites, is a top commercial real estate marketing site where property owners, landlords, and brokers can advertise properties for sale or lease on a site that supplements their listing with CoStar Group's database of property information and content. Users can also access industry news from LoopNet’s editorial team as they search for properties. LoopNet offers a variety of subscription-based ad packages and enhancements. LoopNet Silver is designed for real estate professionals seeking maximum exposure and advanced marketing tools and markets listings to all LoopNet.com visitors. LoopNet Gold, Platinum, and Diamond Ads provide additional exposure on the LoopNet Network and retargeting across the web. We provide commercial real estate marketing sites internationally through the following brands LoopNet.co.uk in the U.K., BureauxLocaux in France, and Belbex.com in Spain.

Residential
Homes.com and the acquisition of OnTheMarket have enabled us to expand our offerings to the residential for sale market. Homes.com is a homes for sale listings site that combines our proprietary research with listing information to allow homebuyers an informative and collaborative experience finding homes for sale or lease. In February 2024, we began selling Homes.com memberships, which are subscription-based advertising services promoting an agent's profile and listings on our website. OnTheMarket is a property portal in the U.K. which primarily offers subscriptions-based advertising services to agents.
Other Marketplaces
•Ten-X is an online auction platform for commercial real estate. Our platform provides brokers, sellers, and buyers access to data-driven technology and marketing tools to expand market visibility and decrease time to close. The platform allows brokers and sellers to onboard assets, evaluate the results of complimentary marketing campaigns, and follow up on pre-qualified leads. Buyers can search for properties that meet their investment goals and are given access to market analysis and due diligence documents.
•Land.com is a marketplace for rural land sales, where sellers pay to list their land and buyers can search listings.
•BizBuySell is a marketplace for operating businesses and franchises for sale. Sellers pay to list their businesses, and buyers can search listings for free.
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
Clients
A large number of parties involved in commercial and residential real estate and the related business community use the services we provide to obtain information they need to conduct their businesses, including:

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
Our revenue streams are highly diversified. We are not presently, and we do not anticipate becoming dependent upon one or a few customers.

Sales and Marketing
Our sales strategy focuses on optimal service for existing customers, attracting new clients, and cross-selling our solutions. Our sales teams, primarily located in field offices across the U.S., Canada, the U.K., Spain, France, and Germany, sell multiple products. Inside sales teams in Arlington, VA, and Richmond, VA, work lead lists, prospect for new customers, and perform product demonstrations.
Local offices support field sales and research, providing clients with a local presence. Field sales teams handle customer service, client satisfaction, and relationship building. Local offices also serve as hubs for training, market insights, product feedback, and industry connections. We manage client accounts through frequent meetings, product training, and updates on new enhancements.
In 2024, we implemented sales initiatives targeting agents, brokers, property owners, and lenders in the U.S., continuing this focus into 2025. Our marketing methods include in-person and virtual demonstrations, targeted digital marketing, social media, direct marketing, corporate and campaign-specific websites, earned media, trade shows, company events, client referrals, and content marketing.
Digital and direct marketing, including SEO, paid advertising, social media, and display advertising, help us find prospective clients. Service demonstrations are our most effective sales method. We sponsor and attend industry events to reinforce relationships with core user groups.
For Apartments.com and Homes.com, we use multi-channel marketing campaigns, including TV, radio, online ads, social media, email, public relations, and SEO. We plan to continue these methods and apply similar strategies for LoopNet and Ten-X, optimizing marketing investments.
Expansion and Growth
We have expanded and continue to expand the coverage and depth of our online marketplace services, information, and analytics. We plan to continue to invest in our business and our services, evaluate strategic growth opportunities, and pursue our key priorities as described below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to organic growth, we have grown our business through strategic acquisitions. We acquired Business Immo, OnTheMarket, and Visual Lease in April 2022, December 2023, and November 2024, respectively. We continue to integrate our recent acquisitions and the services they offer into our CoStar network.
See Notes 5 and 9 of the Notes to the Consolidated Financial Statements included in Part IV of this Report, for further discussion of these acquisitions.
Proprietary Technology
Our IT professionals develop and enhance services for customers, maintain existing services, integrate current offerings, secure our real estate data, and provide research automation tools to improve data quality and research efficiency. They are responsible for our online marketplace services, analytics, and infrastructure, implementing technologies to increase research capacity and data quality. Unique data collection and quality control mechanisms have been developed, and our enterprise information management system integrates sales, research, customer support, and accounting information. This system supports commercial real estate research, contact management, workflow automation, and daily quality checks. Additionally, fraud-detection and adaptive authentication technologies have been implemented to prevent unauthorized access. Our IT team also maintains servers and network components, ensuring uninterrupted service from multiple data centers and cloud platforms, with continuous monitoring for fast, reliable access and security.
Segments
Our chief executive officer, who acts as the CODM, makes operating decisions and evaluates operating performance on the basis of our business geographically. We operate in two reportable segments which are North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America. Revenues, significant expenses, EBITDA, and total assets and liabilities for each of our segments are set forth in Notes 2, 3, and 14 of the Notes to the Consolidated Financial Statements included in Part IV of this Report. Information about risks associated with our foreign operations is included in “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in this Report.

Competition
Our business depends on our ability to successfully provide real estate industry professionals and consumers with comprehensive, timely, and standardized information and arm them with the right tools to use, analyze, and transact in the information.
The market for real estate-focused online marketplaces, information, and analytics generally is competitive, dynamic, and is constantly evolving as a result of technological advancements, customer preferences, and new products and offerings. As a result of our unique combination of products and services, we find that we compete with a variety of companies that provide online real estate-focused marketplace and internet listing services, publish and distribute information, benchmarks and analytics, and provide marketing, real estate portfolio and lease management and administrative software solutions.
Competitive factors may vary across each of our commercial and residential information and marketplace businesses; however, we believe we primarily compete on the basis of:
•Quality and depth of the underlying databases;
•Quality and quantity of leads and, for multifamily, leases delivered;
•Ease of use, flexibility, and functionality of the software;
•Intuitiveness and appeal of the user interface;
•Timeliness of the data, including listings;
•Breadth of geographic coverage and services offered;
•Completeness and accuracy of content;
•Client service and support;
•Perception that the service offered is the industry standard;
•Price;
•Effectiveness of marketing and sales efforts;
•Proprietary nature of methodologies, databases, and technical resources;
•Vendor reputation;
•Brand awareness and reputation, and satisfaction and loyalty among customers;
•Adaptive and advanced technology; and
•Capital resources.
Many of our competitors, especially with respect to our residential real estate businesses, are incumbent players that may have greater name recognition, and resources. Generally, as markets for real estate-focused online marketplaces, information, and analytics develop, additional competitors (including companies that could have greater access to data, financial, product development, technical, analytic, or marketing resources than we do) may enter a market, and competition may intensify.
Proprietary Rights
To protect our proprietary rights in our methodologies, database, software, trademarks, and other intellectual property, we depend upon a combination of:
•Trade secret, misappropriation, unfair competition, copyright, trademark, computer fraud, database protection, and other laws;
•Registration of copyrights and trademarks;
•Nondisclosure, and other contractual provisions with employees and consultants;
•License agreements with customers;
•Patent protection; and
•Technical measures.
We seek to protect our software’s source code, our database, and our photography as trade secrets and under copyright law. Although copyright registration is not a prerequisite for copyright protection, we have filed for copyright registration for many of our databases, photographs, software, and other materials. Under current U.S. copyright law, the arrangement and selection of data may be protected, but the actual data itself may not be. Certain U.K. database protection laws provide additional protections for our U.K. databases. We license our services under license agreements that grant our clients non-exclusive, non-transferable rights. These agreements restrict the disclosure and use of our information and prohibit the unauthorized reproduction or transfer of any of our proprietary information, methodologies, or analytics.

We also attempt to protect our proprietary databases, our trade secrets, and our proprietary information through confidentiality and agreements with our employees and consultants. Our services also include technical measures designed to detect, discourage, and prevent unauthorized access to and/or copying of our intellectual property. We have established an internal antipiracy team that uses fraud-detection technology to continually monitor use of our services to detect and prevent unauthorized access, and we actively prosecute individuals and firms that engage in this unlawful activity.
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
In addition, we maintain a patent portfolio that protects certain of our systems and methodologies. We currently have seven patents in Canada, which expire in 2033 (1 patent), 2035 (2 patents), and 2036 (4 patents), covering, among other things, certain features of our field research methodologies and user interface features, and 12 patents in the U.S. which expire in 2025 (1 patent), 2032 (2 patents), 2036 (4 patents), 2037 (4 patents), and 2038 (1 patent), covering, among other things, certain features of our field research methodologies and user interface feature. We regard the rights protected by our patents as valuable to our business, but do not believe that our business is materially dependent on any single patent or portfolio of patents as a whole.
Governmental Regulation
As a public company with global operations, we are subject to various federal, state, local, and foreign laws and regulations. These laws and regulations, which may differ among jurisdictions, include, among others, those related to financial and other disclosures, accounting standards, privacy and data protection, intellectual property, corporate governance, tax, government contracting, trade, antitrust, employment, immigration and travel, and anti-corruption. The costs to comply with these governmental regulations are not material to the understanding of our business. For a further discussion of the risks associated with government regulations that may materially impact us, see “Risk Factors” included in Part I, Item 1A of this report.
Human Capital Resources
As of January 31, 2025, we employed 6,593 employees. U.S.-based employees represent approximately 88% of the overall employee population, followed by 10% in European, Asia-Pacific, and Latin American countries, and 2% in Canada. None of our employees are represented by a labor union. We have experienced no work stoppages. As is common with many German companies, employees in our German subsidiary, Thomas Daily GmbH, have elected four fellow employees to form a Works Council (Betriebsrat), which represents our employees at the location. The Works Council has certain co-determination rights and rights to receive information from us and engage us in discussions under applicable law. In France, both Business Immo Holdings and ComReal have Works Councils (known as comité social et économique, or CSE) which are employee representative bodies.
To assess employee engagement, we partner with a survey vendor to survey employees annually. Insights and results gathered from the survey are shared with our leadership, managers, and employees and inform our human resources program strategy each year. We believe that diverse teams deliver better and more innovative solutions. The diversity of thought that comes from different perspectives and backgrounds allows us to deliver cutting edge research and technology solutions that best serve our customers. We also develop various programming communications and training to help foster an inclusive environment for individuals regardless of background.
We provide competitive pay and benefits to attract and retain high-quality talent. In addition to base salaries, compensation may include annual bonuses, commissions, and equity awards. Employees may also participate in an Employee Stock Purchase Plan and a 401(k) Plan with a company match. Our comprehensive set of health and wellness benefits are affordable, high quality, and valuable to employees and their families. Employees have multiple choices for health plans, access to vision and dental benefits, and may participate in our employee wellness program as well as our employee assistance program. Additional benefits include paid time off, parental bonding leave, college savings benefits, tuition reimbursement, company-subsidized commuter benefits, and access to mental health, tax, and legal services.

Available Information
Our investor relations internet website is http://www.costargroup.com/investors. The reports we file with or furnish to the SEC, including our annual report, quarterly reports, and current reports, as well as amendments to those reports, are available free of charge on our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy statements, information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.    Risk Factors
Summary of Risk Factors

Risks related to our business
•
If we are unable to attract and retain new clients, particularly subscribers to our information, analytics, and online marketplace services, our revenues and financial position will be adversely affected.

•
Failure to develop and introduce new or upgraded information, analytics, and online marketplace services or to shift focus from current services with less demand could decrease our revenues and our profitability.

•	We operate in a highly competitive and rapidly changing market, and we may not be able to compete successfully against existing or future competitors in attracting advertisers, which could harm our business, results of operations, and financial condition.
•	Our operating and financial results are subject to fluctuations and market cyclicality, which could negatively affect our stock price.
•	Global economic uncertainties and downturns or a downturn or consolidation in the real estate industry may decrease customer demand for our services and adversely affect our business and results of operations.
•	If we are unable to hire qualified persons for, or retain and continue to develop our sales force, or if our sales force is unproductive, our revenues could be adversely affected.
•	Our business depends on retaining and attracting highly capable management and operating personnel.
•	Our internal and external investments may place downward pressure on our operating margins.
•	We may not be able to maintain or grow our current revenue and profit levels.
•	We may be unable to increase awareness of our brands, which could adversely affect our business.
•	If internet search engines do not prominently feature our websites on the search engine results page, traffic to our websites would decrease, and, if we are unable to maintain or increase traffic to our marketplaces, our business and operating results could be adversely affected.
•	If real estate professionals or other advertisers reduce or cancel their advertising spending with us and we are unable to attract new advertisers, our operating results would be harmed.
•	If we are unable to successfully identify, finance, integrate, and/or manage costs related to acquisitions, our business operations and financial position could be adversely affected.
•	Our strategic transactions, including the acquisition of Matterport, may be subject to regulatory approvals and may not be completed as contemplated.
•	We may be unable to complete the acquisition of Matterport or otherwise realize the benefits of the pending Matterport acquisition, which could have an adverse effect on us.
•	Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition.
•	Technical problems or disruptions could damage our reputation and lead to reduced demand for our information, analytics, and online marketplace services, lower revenues and increased costs.
•	The significant costs associated with building our campus in Richmond, Virginia, have impacted and will continue to impact our financial condition and results of operations.
•	We may not be able to successfully expand geographically, which may negatively impact our business.
•	We are subject to a number of risks related to acceptance of credit cards and debit cards and facilitation of other customer payments.
•	Climate related events and other events beyond our control could harm our business.
•	Attention to ESG matters may require us to incur additional costs or otherwise adversely impact our business.
Risks related to our data, intellectual property and listings
•	If we are not able to obtain and maintain accurate, comprehensive, or reliable data, we could experience reduced demand for our services.
•	If we are unable to enforce or defend our ownership and use of intellectual property, our business, brands, competitive position, and operating results could be harmed.
•	Use of new and evolving technologies, including AI, could impact our ability to protect our data and intellectual property from misappropriation by third parties.
•	We may be subject to legal liability for collecting, displaying, or distributing information.
•
Our services could be less attractive and our revenues may decrease if we fail to obtain or retain listings from third parties, to maintain or establish relationships with third-party listing providers, maintain stable data feeds, or to comply with the rules and compliance requirements of MLSs.

Risks related to our international operations
•	We are exposed to additional business risks from our international operations, including volatility in foreign currency exchange rates.

Risks related to our indebtedness
•	Our significant indebtedness could decrease our flexibility and adversely affect our business, financial condition, and results of operations.
•	A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs, reduce our access to capital, or result in the loss of certain covenant suspensions.
Risks related to regulatory compliance and legal matters
•	Our actual or perceived failure to comply with privacy laws and standards could adversely affect our business, financial condition, and results of operations.
•	Changes in tax laws, regulations, or fiscal and tax policies, or the manner of their interpretation or enforcement could adversely impact our financial performance.
•	Third-party claims, litigation, regulatory proceedings, or government investigations to which we are subject or in which we become involved, regardless of their merit, may significantly increase our expenses and adversely affect our stock price.
•	We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
•
Stock repurchases under our stock repurchase program are discretionary, and we cannot guarantee that our stock repurchase program will achieve the desired objectives. Share repurchases diminish our cash reserves and could also increase the volatility of the trading price of our common stock

Risks related to our business
We may not be able to attract and retain new clients, which could adversely affect our revenues and financial position. Our success and revenues depend on attracting and retaining subscribers to our information, analytics, and online marketplace services, which generate the largest portion of our revenues. Our renewal rate, net new booking and revenues may not grow, or could decrease, if we cannot attract new customers, continue to keep our cancellation rate low, and continue to sell new services to our existing customers, which may occur as a result of several factors, including, continuing global economic and geopolitical volatility, economic pressures, and the impact of inflation on our costs and on customer spending; the business failure of current clients; customer decisions that they do not need our services or to use alternative services; customers’ and potential customers’ budgetary constraints; consolidation in the real estate and/or financial services industries; data quality; technical problems; competitive pressures; or devaluation of the local currencies of international customers relative to the U.S. dollar which impairs the purchasing power of such customers.
We may not be able to successfully develop and introduce new or upgraded online marketplace services, information, and analytics that are attractive to our users and advertisers or successfully combine or shift focus from current services with less demand, which could decrease our revenues and our profitability. Our future business and financial success will depend on our ability to continue to anticipate the needs of customers and potential customers and to successfully introduce new and upgraded services, including services that make our marketplaces useful for users and attractive to advertisers. To be successful, we must be able to quickly adapt to changes in the industry, as well as rapid technological changes, including AI and machine learning, by continually enhancing our information, analytics, and online marketplace services. If we fail to introduce new and upgraded services in response to these changes in a timely and cost-efficient manner, or to adequately address the changing needs of our clients, our services could become less competitive or obsolete, which could adversely affect our business, results of operations, or financial condition. As a result, we must continually invest resources in research and development, both through internal investments and the acquisition of intellectual property from companies that we have acquired, to improve the appeal and comprehensiveness of our services and effectively incorporate new technologies, which could have an adverse effect on our financial results.
Developing new services and upgrades to services, as well as integrating and coordinating current services, imposes heavy burdens on our systems department, product development team, management, and researchers. The processes are costly, and our efforts to develop, integrate, and enhance our services may not be successful. In addition, launching and selling a new or upgraded service puts additional strain on our sales and marketing resources. If we are unsuccessful in obtaining greater market share or in obtaining widespread adoption of new or upgraded services, we may not be able to offset the expenses associated with the development, launch, and marketing of the new or upgraded service, which could have a material adverse effect on our financial results. For example, we have and will continue to invest significantly in developing our marketplaces and content, and, to generate brand awareness and site traffic, we have and will continue to invest significant resources in multi-channel marketing campaigns for select marketplaces. If these development efforts and marketing campaigns do not increase brand awareness, site traffic, subscriptions for marketplaces services and/or revenues, the cost of these campaigns could have an adverse effect on our results of operation.

In addition, as we integrate acquired businesses, we continue to assess which services we believe will best meet the needs of our customers. If we eliminate or phase out a service and are not able to offer and successfully market and sell an alternative service, our revenues may decrease, which could have an adverse effect on our results of operations.
Competition could render our services uncompetitive and reduce our profitability. The markets for information systems and services and for online marketplaces in general are highly competitive and rapidly changing. If we are unable to compete successfully against our existing or future competitors, our business, results of operations, or financial condition could be adversely affected. Our existing or future competitors may have greater name recognition, larger customer bases, better technology or data, lower prices, easier access to data, greater user traffic or greater financial, technical, or marketing resources than we have to provide services that users might view as superior to our offerings. Competition in these markets may increase if economic conditions or other circumstances cause customer bases and customer spending to decrease and service providers to compete for fewer customer resources. Competitors may introduce different solutions that attract users away from our services or provide solutions similar to ours that have the advantage of better branding or marketing resources. Our competitors may be able to undertake more effective marketing campaigns, obtain more data, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, advertisers, distribution partners, and content providers, or may be able to respond more quickly to new or emerging technologies or changes in user requirements. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.
Also, we compete to attract advertisers. To compete successfully for advertisers, we must continue to invest resources in developing our advertising platform and proving the effectiveness and relevance of our advertising services. Pressure from competitors seeking to acquire a greater share of our advertisers’ overall marketing budget could adversely affect our pricing and margins, lower our revenue, and increase our research and development and marketing expenses.
Our operating results and revenues are subject to fluctuations, and our quarterly financial results may be subject to market cyclicality, each of which could negatively affect our stock price. The real estate market may be influenced by general economic conditions, economic cycles, changes in interest rates, seasonality, and many other factors, which in turn may impact our financial results. The different sectors of the large and fragmented real estate industry, such as office, industrial, retail, multifamily, single family, and others, are influenced differently by different factors, and have historically moved through economic cycles with different timing. As such, it is difficult to estimate the potential impact of economic cycles and conditions or seasonality from year-to-year on our overall operating results. For example, we generally see higher sales of Apartments.com listing services during the peak summer rental season and higher CoStar sales towards the end of the year; however, sales fluctuate from year-to-year and may fluctuate more widely when there are changes in general economic conditions or the industry. The timing of widely observed holidays and vacation periods, particularly slowdowns during the end-of-year holiday period, and availability of real estate agents and related service providers during these periods, could significantly affect our quarterly operating results during that period. If we are unable to adequately respond to economic, seasonal, or cyclical conditions, our revenues, expenses, and operating results may fluctuate from quarter to quarter. Our operating results, revenues, and expenses may fluctuate for many reasons, including those described in this paragraph and below:
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
•Inflation; and
•Changes in client budgets.
These fluctuations could negatively affect our results of operations during the period in question and/or future periods or cause our stock price to decline. In addition, changes in accounting policies or practices may affect our level of net income. Fluctuations in our financial results, revenues, and expenses may cause the market price of our common stock to decline.

Global economic uncertainties and downturns or a downturn or consolidation in the real estate industry may decrease customer demand for our services and adversely affect our business and results of operations. Global economic uncertainties or downturns could adversely affect our business and results of operations, including financial and credit market fluctuations, changes in economic policy, elevated inflation and responsive actions, elevated interest rates, labor shortages, supply chain disruptions, trade uncertainty, political unrest, geographical instability, unanticipated disasters or global health events, or other impacts from the macroeconomic environment. These macroeconomic conditions could cause a decrease in customer spending and negatively affect the rate of growth of our business. The real estate market may be adversely impacted by many different factors, including lower than expected job growth or job losses resulting in reduced real estate demand; reduced real estate demand due to continued remote work policies or a period of or rising elevated interest rates, elevated inflation, slowing transaction volumes, and other macroeconomic trends that negatively impact investment returns; excessive speculative new construction in localized markets resulting in increased vacancy rates and diminished rent growth; unanticipated disasters or global health events; and other adverse events such as decreased growth in the working age population resulting in reduced demand for all types of real estate. A downturn in the real estate market, including as a result of increased interest rates or a decline in leasing activity and absorption rates may affect our ability to generate revenues and may lead to more cancellations by our current or future customers, either of which could cause our revenues or our revenue growth rate to decline and reduce our profitability. A depressed real estate market has a negative impact on our core customer base, which could decrease demand for our online marketplaces, information, and analytics. Also, companies in this industry may consolidate, often in order to reduce expenses. Consolidation, or other cost-cutting measures by our customers, may lead to cancellations of our online marketplace services, information, and analytics by our customers, reduce the number of our existing clients, reduce the size of our target market, or increase our clients’ bargaining power, all of which could cause our revenues to decline and reduce our profitability. If cancellations, reductions of services, and failures to pay increase, and we are unable to offset the resulting decrease in revenues by increasing sales to new or existing customers, our revenues may decline or grow at lower rates.
If we are unable to hire qualified persons for, or retain and continue to develop our sales force, or if our sales force is unproductive, our revenues could be adversely affected. In order to support revenues and revenue growth, we need to continue to develop, train, and retain our sales force. Our ability to build and develop a strong sales force may be affected by a number of factors, including: our ability to attract, integrate, and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number and different types of services; our ability to manage effectively an outbound telesales group; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; our ability to effectively structure our sales force; and our ability to effectively manage a multi-location sales organization, including field sales personnel. If we shift our sales force from their specialized positions to tackle a certain product or service with higher priority or long-term potential, our revenue growth from other products or services may decline, and we may experience decreased sales force productivity and increased sales force turnover and incur additional retention or hiring costs related to our sales force. If we are unable to hire qualified sales personnel and develop and retain our sales force, including sales force management, or if our sales force is unproductive, our revenues or growth rate could decline and our expenses could increase. We may face additional challenges in hiring employees in an increasingly competitive job market.
Our business depends on retaining and attracting highly capable management and operating personnel. Our success depends in large part on our ability to retain and attract management and operating personnel, including our President and Chief Executive Officer, Andrew Florance, and our other officers, and key employees. Our business requires highly skilled technical, sales, management, web product and development, marketing, and research personnel, who are in high demand and are often subject to competing offers. The measures we use to attract and retain key personnel may not be enough to attract and retain the personnel we need or to offset the impact on our business of the loss of the services of Mr. Florance or other key officers or employees. If we were to lose the services of Mr. Florance for any reason, there could be a material adverse impact on our operations. The loss of other key personnel, including members of management, as well as key technology, product development, and marketing personnel, could also disrupt our operations and have an adverse effect on our business.
Our internal and external investments may place downward pressure on our operating margins. To increase our revenue growth, we continue to invest significantly in our business, including internal investments in product and content development to expand the breadth and depth of services we provide to our customers and external investments in sales and marketing to generate brand awareness and traffic to our websites. Our operating margins may experience downward pressure in the short term as a result of these investments. Furthermore, our investments may not produce the expected results. If we are unable to successfully execute our investment strategy, we may experience decreases in our revenues, or revenue growth rate, and operating margins.
Introducing new products may be difficult and expensive. If we are unable to do so successfully, our brands may be adversely affected, and we may not be able to maintain or grow our current revenue and profit levels. To remain competitive and stimulate consumer and business demand, we must successfully manage new product introductions and transitions of products and services. Our future success will depend in large part upon our ability to identify demand trends in our markets, and to quickly develop or acquire, market and sell products and services that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors’ products, we must continue to increase our focus and capital investment in research and development and marketing and sales. For example, in February 2024, we launched our Homes.com monetization strategy. We have incurred, and expect to continue to incur, significant costs to develop and market Homes.com. If we are unable to attract and retain agent subscribers and consumers, we may not be able to execute our growth plans or recognize a return on the investments we have made into Homes.com. Failure to gain market acceptance for Homes.com or any other new product could impede our ability to maintain or grow current revenue levels or reduce profits for our other brands, adversely affect the image of our brands, erode our competitive position, and result in long-term harm to our business, and financial results. Extrapolations annualizing initial sales results may differ materially from actual results realized in future periods and may not take into account other future market conditions that may negatively affect those results.
We may be unable to increase awareness of our brands, including CoStar, LoopNet, Apartments.com, Homes.com, Land.com, BizBuySell, STR, Ten-X, and OnTheMarket, which could adversely affect our business. We rely heavily on our brands, which we believe are key assets of our company. Awareness and differentiation of our brands are important for attracting and expanding the number of users of, and subscribers to, our online marketplaces, such as the LoopNet Network, the Apartments.com Network, the Homes.com and OnTheMarket residential marketplaces, and the Land.com Network. We continue to invest significantly in sales and marketing as we seek to grow the numbers of users of, subscribers to and advertisers on, our marketplaces. Our methods of advertising may not be successful in increasing brand awareness or, ultimately, be cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brands, or if we are unable to recover our marketing and advertising costs through increased usage of our services and increased advertising on our websites, our business, results of operations, and financial condition could be adversely affected.
If internet search engines do not prominently feature our websites on the search engine results page, traffic to our websites would decrease, and, if we are unable to maintain or increase traffic to our marketplaces, our business and operating results could be adversely affected. Our ability to generate revenues from our marketplace business depends, in part, on our ability to attract users to our websites. Google, Bing, DuckDuckGo and other internet search engines drive traffic to our websites, including CoStar.com, the LoopNet Network, the Apartments.com Network, our Homes.com and OnTheMarket residential marketplaces, the Land.com Network, Ten-X.com, and BizBuySell. For example, when a user enters in a search query for an apartment building name or address into an internet search engine, the internet search engine’s ranking of our Apartments.com or Homes.com webpages will determine how prominently such webpages are displayed on the search engine results page. Our ability to maintain prominent search result rankings and positioning is not entirely within our control. Our competitors’ SEO and SEM efforts may result in webpages from their websites receiving higher rankings than the webpages from our websites. Internet search engines could revise their algorithms and methodologies in ways that would adversely affect our search result rankings. Internet search engine providers could form partnerships or enter into other business relationships with our competitors resulting in competitors’ sites receiving higher search result rankings. Internet search engines are increasingly placing alternative search features (such as featured snippets, local map results, and other immersive experiences) on the search engine results page above or more prominently than search engine results. If our search result rankings are not prominently displayed, traffic to our websites may decline which could slow the growth of our user base. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations will occur in the future. If we experience a material reduction in the number of users directed to our websites through internet search engines or otherwise fail to maintain or increase traffic to our marketplaces, our ability to acquire additional subscribers or advertisers and deliver leads to and retain existing subscribers and advertisers could be adversely affected. As a result, our business, results of operations, and financial condition could be adversely affected. Increases in our operating expenses could negatively impact our operating results if we are unable to generate more revenues through increased sales of subscriptions to our marketplace products. Additionally, the methods, including Google Analytics, that we use to measure average monthly unique visitors to our portals may misstate the actual number of unique persons who visit our network of mobile applications and websites for a given month or may differ from the methods used by competitors, which may impact the comparability of unique visitors between companies. For example, starting on July 1, 2024, Universal Analytics (UA), Google’s legacy analytics platform on which we historically relied for calculating monthly average unique visitors, was discontinued by Google. Prior to June 1, 2024, we measured average monthly unique visitors for all CoStar Group sites using Google’s Universal Analytics. Beginning June 1, 2024, average monthly unique visitors are measured using Google Analytics 4 (GA4), the replacement for Universal Analytics. Due to the change in methodologies, unique visitors reported prior to June 1, 2024 may not provide a meaningful comparison to unique visitors in subsequent periods.
If real estate professionals or other advertisers reduce or cancel their advertising spending with us and we are unable to attract new advertisers, our operating results would be harmed. Our marketplace businesses, including the LoopNet Network, the Apartments.com Network, the Homes.com and OnTheMarket residential marketplaces, and the Land.com Network, depend on advertising revenues generated primarily through sales to persons in the real estate industry, including broker, agents, property managers and owners, real estate agents, and other advertisers. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:
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
Further, with respect to the Apartments.com Network and LoopNet Network, our ability to attract and retain advertisers also depends on the current apartment rental market and apartment vacancy rates and commercial rental market and vacancy rates, respectively. If vacancy rates are too high or too low, advertisers may not need to utilize our marketplace services.
Many of the advertisers who advertise on our marketplaces do not have long-term contracts. These advertisers could choose to modify or discontinue their relationships with us with little or no advance notice. As existing subscriptions for advertising expire, we may not be successful in renewing these subscriptions or securing new subscriptions. We may not succeed in retaining existing advertisers’ spending or capturing a greater share of such spending if we are unable to convince advertisers of the effectiveness of our services as compared to alternatives. In addition, future changes to our pricing methodology for advertising services may cause advertisers to reduce or discontinue their advertising with us. If current advertisers reduce or end their advertising spending with us and we are unable to attract new advertisers, our advertising revenues and business, results of operations, and financial condition could be adversely affected.
If we are not able to successfully identify, finance, integrate, and/or manage costs related to acquisitions, our business operations and financial position could be adversely affected. We have expanded our markets and services in part through acquisitions of complementary businesses, services, databases, and technologies, and expect to continue to do so in the future. Our acquisition strategy depends on our ability to identify, and the availability of, suitable acquisition candidates. We are likely to incur costs in connection with proposed acquisitions, but may ultimately be unable or unwilling to consummate any particular proposed transaction for various reasons. For example, in 2021, the FTC withheld approval for our proposed acquisition of RentPath, the purchase agreement was subsequently terminated and we incurred a termination fee of $52 million. We are also likely to incur severance costs and other integration costs post acquisition. Costs in connection with acquisitions and integrations may be higher than expected and could adversely affect our financial condition, results of operations, or prospects of the combined business. In addition, acquisitions involve numerous risks, including risks that we will not be able to realize or capitalize on synergies created through combinations; manage the integration of personnel and products or services; manage the integration of acquired infrastructure and controls; control potential increases in operating costs; manage geographically remote operations; maintain management’s attention on other business concerns and avoid potential disruptions in ongoing operations during an acquisition process or integration efforts; successfully enter markets and sectors in which we have either limited or no direct experience, including foreign markets whose practices, regulations, or laws may pose increased risk; and retain key employees, clients, or vendors, and other business partners of the acquired companies. We may not successfully integrate acquired businesses or assets and may not achieve anticipated benefits of an acquisition, including expected synergies. For example, we may be unable to fully integrate OnTheMarket and Visual Lease with CoStar Group when and as expected.
We were previously subject to a consent order agreed to among the FTC staff, CoStar Group, and LoopNet on April 17, 2012 in connection with the LoopNet merger. This consent order expired in August 2022, but if we become subject to similar orders in the future, compliance with such orders could prevent us from closing certain acquisitions or add significant time and cost to such acquisitions, ultimately making an acquisition prohibitive or preventing us from realizing its anticipated benefits.
External factors, such as compliance with laws and regulations and shifting market preferences, may also impact the successful integration of an acquired business. An acquired business could strain our system of internal controls and diminish its effectiveness. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt and substantial amortization expenses of other intangible assets. We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions, making it impossible or more costly to complete future acquisitions. If we are able to obtain financing, the terms may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time-consuming and costly to obtain or may be denied. If regulatory approval is obtained, the terms of any such approval may impose limitations on our ongoing operations or require us to divest assets or lines of business. If regulatory approval is denied, we may incur significant, additional costs payable to an acquisition target as a result of failure to close the transaction. Significant break-up fees incurred in the future may adversely affect our results of operations and financial condition.

As a result of our acquisitions, we had approximately $3.0 billion of goodwill and intangibles as of December 31, 2024. Future acquisitions may increase this amount. If we are required to recognize goodwill and intangibles impairment charges in the future, this would negatively affect our financial results in the periods of such charges, which may reduce our profitability.
We may not be able to complete certain strategic transactions if a proposed transaction is subject to review or approval by regulatory authorities pursuant to applicable laws or regulations. Certain potential acquisitions, divestitures or other business combinations that we may pursue could be subject to review or approval by regulatory authorities pursuant to applicable laws or regulations. In particular, in the U.S., mergers may require certain filings and review by the Department of Justice or the FTC. In recent years, there has been enhanced regulatory scrutiny over certain of these transactions. In the event that we were to make an investment, acquisition, or disposition that was determined to be subject to regulatory review, and such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit such strategic transactions to be consummated, we may not be able to consummate such strategic transactions or counterparties may be deterred from pursuing potential strategic transactions with us. This may impair our ability to raise capital when needed and to pursue accretive transactions, which is an important part of our business model, and have an adverse effect on our business, results of operations, and financial condition. This may also subject us to significant and increased costs, expenses and fees, including, without limitation, legal, accounting, and financial advisory fees, as well as fees and expenses related to potential litigation costs or financing commitments.
We may be unable to complete the acquisition of Matterport or otherwise realize the benefits of the pending Matterport acquisition, which could have an adverse effect on us. On April 22, 2024, we announced that we had entered into the Matterport Merger Agreement to acquire Matterport. Pursuant to the Matterport Merger Agreement, and subject to the terms and conditions contained therein, at the closing of the acquisition, we will acquire all of the outstanding shares of Matterport Common Stock in a cash and stock transaction. The closing of the acquisition is subject to customary conditions, including: expiration or termination of the applicable waiting periods under applicable antitrust laws; no injunction, award, law or order restraining, enjoining or otherwise prohibiting or making illegal the consummation of the Mergers; accuracy of each party’s representations and warranties, subject in most cases to materiality or material adverse effect qualifications; compliance by each party with its obligations under the Matterport Merger Agreement in all material respects; and with respect to the other party, there not having occurred since the date of the Merger Agreement any event, development, change or occurrence that has had or would reasonably be expected to have had, individually or in the aggregate, a material adverse effect. On July 3, 2024, Matterport and CoStar Group each received a request for additional information and documentary materials (the “Second Request”) from the FTC in connection with the FTC’s review of the transaction. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Matterport and CoStar Group have each substantially complied with their respective Second Requests, unless that period is extended or terminated sooner by the FTC. Matterport and CoStar Group certified they were in substantial compliance with the Second Request in November 2024 and January 2025, respectively. Each of Matterport and CoStar Group continue to work cooperatively with the FTC in its review of the Transaction and expect that the Transaction will be completed in the first quarter of 2025, subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the Matterport Merger Agreement.
Until the completion of the acquisition, we will operate independently of Matterport. It is possible that the pendency of the acquisition could result in the loss of key employees, higher than expected costs, diversion of management attention, or the disruption of our ongoing businesses, which may adversely affect the combined company’s ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition. In addition, the amount of stock consideration offered per share of Matterport Common Stock is based on an exchange ratio that will be fixed prior to closing, subject to a collar, based on our share price, and will not be adjusted to account for changes in Matterport’s business, assets, liabilities, prospects, outlook, financial condition, or results of operations, or any other changes during the pendency of the acquisition, including any change in the market price of, analyst estimates of or projections relating to Matterport Common Stock, which could adversely affect our business, results of operations, and financial condition.
We have incurred, and we will continue to incur, transaction fees, including legal, regulatory, and other costs associated with closing the transaction, as well as expenses related to formulating and implementing integration plans, including systems consolidation costs and employment-related costs. We may be unable to offset transaction and integration-related costs with the realization of other efficiencies related to the integration of the business.
The success of the Matterport acquisition, if completed, will depend in part on our ability to realize the anticipated business opportunities and growth prospects from combining our business with that of Matterport. We may never realize these business opportunities and growth prospects. We do not have experience in Matterport’s business in 3D digital technology or in manufacturing cameras. Matterport’s business is also subject to risks and uncertainties. There can be no assurances we will have success in these industries. Integrating operations will require significant efforts and expenditures. If we are unable to successfully or timely acquire and integrate Matterport’s business with ours, we may be unable to realize the growth, synergies, and other anticipated benefits resulting from the acquisition and our business could be adversely affected.
Cyberattacks and security vulnerabilities could result in material harm to our reputation, business, and financial condition. Our business relies on IT Systems and involves the generation, collection, storage, processing, and transmission of Confidential Information, including personal information and proprietary business information, by us and by third-party providers we rely on. We own and manage IT Systems but also rely on third-party managed IT Systems and a broad array of third-party products and services to support our business operations. An increasing number of organizations, including large merchants, businesses, technology companies, and financial institutions, as well as government institutions, have disclosed security incidents, disruptions to, and breaches of their or third-party providers’ IT Systems, some of which have involved sophisticated and highly targeted attacks, including on websites, mobile applications, and infrastructure, following a trend of cyberattacks increasing in frequency and magnitude on a global basis.
Our IT Systems, or those of third parties on which we rely, may be disrupted or damaged and our Confidential Information may be compromised, corrupted, lost, or stolen. The tools and techniques (including AI) used to obtain unauthorized, improper, or illegal access to a target’s systems, data, or customers’ data, disable or degrade services, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated. It is difficult to detect, investigate, and remediate cyber-attacks quickly and attacks often are not recognized or detected until after they have been launched against a target. We expect that unauthorized parties will continue to attempt to gain access to or disrupt our IT systems or facilities through various means, including hacking into IT Systems or facilities or those of our customers or vendors, installing malware (including ransomware) or attempting to fraudulently induce (for example, through spear phishing attacks or social engineering) our employees, customers, vendors, or other users of IT Systems into disclosing access credentials or other sensitive information to access our IT Systems.
Numerous and evolving cybersecurity risks, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as advanced cyberattacks, phishing, social engineering schemes, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations, or exploited vulnerabilities in software or hardware, could threaten the confidentiality, availability, and integrity of Confidential Information and our IT systems. Efforts by us, our customers, our vendors and other users of our IT Systems to prevent, detect, and respond to data security incidents cannot guarantee protection due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information.
Our IT Systems are vulnerable to cyberattacks and security breaches involving our customers’ or our employees’ Confidential Information, including personal or proprietary information, that is stored on or accessible through those systems. We have experienced and expect to continue to experience in the future, cyberattacks as well as breaches of our security measures due to human error, malfeasance, system errors or vulnerabilities, or other irregularities. In the past, for example, one of our vendors providing IT infrastructure management software was compromised by cyberattacks. We are also regularly exposed to vulnerabilities in widely deployed third-party software that we use in the ordinary course of business, such as the Log4J vulnerability. Moreover, given the nature of complex software and services like ours, and the scanning tools that we deploy across our networks, infrastructure, and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. While these cyberattacks and vulnerabilities have not had a material adverse effect on our operations, they and similar incidents require us to devote time and resources to monitoring and remediation on a regular basis, and there can be no guarantee that future attacks or incidents will not be material.
In the past three years, we have not experienced a material cybersecurity incident, but any actual or perceived cybersecurity incidents or breaches of our security could result in any or all of the following, among other things, any of which could adversely affect our business and results of operations:
•Interruption of our operations;
•Unavailability of our systems or services;
•Improper disclosures of data;
•Improper payments;
•Harm to our reputation and brands;
•Regulatory scrutiny, enforcement actions, legal proceedings and claims, (including class action lawsuits), and other legal and financial exposure;
•Remediation, system restoration, incident response, and compliance costs;

•Loss of customer confidence in, or decreased use of, our products and services;
•Diversion of the attention of management from the operation of our business; and
•Contractual penalties or other payments as a result of third-party losses or claims.
In addition, any cyberattacks or data security breaches affecting companies that we acquire and/or that provide us services (including data center and cloud computing providers) could materially impact our business. Further, we may not be able to recover any or all damages suffered as a result of security breaches or other security incidents from such third-party providers.
The coverage under our insurance policies for cybersecurity and related issues may not be adequate to reimburse us for losses caused by cyberattacks or other security incidents or be available on economically reasonable terms or at all.
Technical problems or disruptions that affect either our customers’ ability to access our services, or the software, internal applications, database, and network systems underlying our services, could damage our reputation and lead to reduced demand for our online marketplace services, information, and analytics, lower revenues and increase costs. Our business, brands, and reputation depend upon the satisfactory performance, reliability, and availability of our websites, the internet and our service providers. Interruptions in these systems, whether due to system failures, computer viruses, software errors, physical or electronic break-ins, or malicious hacks or attacks on our systems (such as denial of service attacks or use of malware such as ransomware) could affect the security and availability of our services on our mobile applications and our websites and prevent or inhibit users’ access to our services. Our operations also depend on our ability to protect our databases, computers, and software, telecommunications equipment, and facilities against damage from potential dangers such as fire, flood, power loss, security breaches, computer viruses, telecommunications failures, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events.
In addition, the software, internal applications, and systems underlying our services are complex and may not be error-free. We may encounter technical problems when we attempt to enhance our software, internal applications, and systems. Our users rely on our services to conduct their own businesses. Disruptions in, technical problems with, or reductions in ability to access our services for any reason could damage our users’ businesses, harm our reputation, result in additional costs, or reduce demand for our online marketplace services, information, and analytics, any of which could harm our business, results of operations, and financial condition.
Amazon Web Services (“AWS”) and Akamai Connected Cloud (“ACC”) are distributed computing infrastructure platforms for business operations, commonly referred to as “cloud” computing services. We currently run a majority of our computing on AWS and ACC and have built our software and computer systems to use computing, storage capabilities, bandwidth, and other services provided by AWS and ACC. Given this, any significant disruption of or interference with AWS or ACC, whether temporary, regular, or prolonged, would negatively impact our operations and our business.
We also maintain communications, network, and computer hardware used to operate some of our mobile applications and websites at facilities in Virginia and California. We do not own or control the operation of certain of these facilities. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, security breaches, computer viruses, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, earthquakes, and similar events. These risks may be increased with respect to operations housed at facilities we do not own or control. The occurrence of any of the foregoing events could result in damage to our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for losses that may occur.
A failure of our systems at any site could result in reduced functionality for our users, and a total failure of our systems could cause our mobile applications or websites to be inaccessible. Problems faced or caused by our information technology service providers, including content distribution network providers, private network providers, internet service providers, and third-party web-hosting providers, or with the systems by which they allocate capacity among their customers (as applicable), could adversely affect the experience of our users. Any financial difficulties, such as bankruptcy reorganization, faced by these third-party service providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party service providers are unable to keep up with our growing needs for capacity, our business could be harmed. In addition, if distribution channels for our mobile applications experience disruptions, such disruptions could adversely affect the ability of users and potential users to access or update our mobile applications, which could harm our business.
Our business interruption insurance may not cover certain events or may be insufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, which may result from interruptions in our service as a result of system failures or malicious attacks. Any errors, defects, disruptions, or other performance problems with our services could harm our reputation, business, results of operations, and financial condition.

The significant costs associated with undertaking a large infrastructure project to build out our campus in Richmond, Virginia, have impacted and will continue to impact our financial condition and results of operations. In December 2021, we announced our plans to expand our research and technology center in Richmond, Virginia. These plans have required and will continue to require significant capital expenditures over the next several years and our business plans may change. Future changes in growth or fluctuations in cash flow may also negatively impact our ability to finance this project. Additionally, actual capital expenditures could vary materially from our projected capital expenditures, which could negatively impact our business, operating results, and financial condition. If we are provided with any grants, tax credits, abatements, or other incentives related to this expansion effort and do not meet requirements associated with those incentives, we may not be able to benefit from those incentives, which could cause the cost of the project to be significantly more than anticipated or significantly increase our taxes above what we currently expect. To date, we have financed construction with cash on hand and plan to finance the remainder of construction in the same way. Use of cash on hand to finance construction has and will continue to reduce the amount of cash available for other corporate uses and could also reduce our ability to meet our scheduled debt service obligations or to meet the covenants required to borrow additional funds under our 2024 Credit Agreement. Any of the foregoing may adversely affect our financial position and results of operations.
Our current or future geographic expansion plans may not result in increased revenues, which may negatively impact our business, results of operations, and financial position. Expanding into new markets and increasing the depth of our coverage in existing markets imposes additional burdens on our research, systems development, sales, marketing, and general managerial resources. If we are unable to manage our expansion efforts effectively, if our expansion efforts take longer or are more expensive than planned, or we are not successful in marketing and selling our services in existing or new markets, our expansion may have a material adverse effect on our financial position by increasing our expenses without increasing our revenues.
We are subject to a number of risks related to acceptance of credit cards and debit cards and facilitation of other customer payments. We depend on processing vendors to process a significant number of credit and debit card transactions and ACH payments, for payments made to us directly for our services, by renters to landlords using our online leasing services, or by real estate agents to purchase our Homes.com services. If we or any one or more of these service providers fail to maintain adequate systems to authorize and process credit card transactions, one or more of the major credit card companies could disallow our continued use of their payment products. If we are unable to maintain our chargeback rate or refund rates at acceptable levels, our processing vendors may increase our transaction fees or terminate their relationships with us. We could lose customers if we are not able to continue to use payment products of the major credit card companies. Further, if we or any one or more of these service providers fail to maintain adequate systems for authorization and processing of credit, debit, ACH or similar payments, or if any such service provider were to terminate or modify its relationship with us unexpectedly, our ability to process those customer transactions would be adversely affected, which could decrease sales, discourage customers away from our marketplace services, result in potential legal liability, and harm our business and reputation. In addition, if the systems for the authorization and processing of credit card transactions fail to work properly and, as a result, we do not charge our customers’ credit cards on a timely basis or at all, our business, revenue, results of operations, and financial condition could be harmed.
We are also subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted in ways that make it more difficult for us to comply. We are required to comply with payment card industry security standards. Failing to comply with those standards may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors. Any failure to comply also may subject us to fines, penalties, damages, and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that such compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, cardholders, and transactions.
The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data are compromised due to a breach of data, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent payment transactions, we may face civil liability, diminished public perception of our security measures, and higher costs, each of which could harm our business, results of operations, and financial condition.
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
Climate related events and other events beyond our control could harm our business. Natural disasters, disease outbreaks and pandemics, power shortages, terrorism, political unrest, telecommunications failure, vandalism, geopolitical instability, war, climate related events, and other events beyond our control could negatively impact our operations or otherwise harm our business. Such events may result in damage or loss of service to our data centers or other infrastructure that our operations rely on, potentially reduce the attractiveness of real estate in areas we provide services, cause delays in product development or availability, or result in losses of critical data, any of which may adversely impact our operations.
In addition, the impacts of climate-related events on the global economy and our industry are rapidly evolving. Physical impacts of climate related events (including, but not limited to, floods, droughts, more frequent and/or intense storms, and wildfires) may disrupt our operations, as well as the operations of our suppliers and customers. Longer-term physical impacts may also result in changing consumer preferences, which may adversely impact demand for certain of our products. Transition impacts of climate-related events can also subject us to increased regulations, reporting requirements (such as the State of California disclosure rules and the European Union’s Corporate Sustainability Reporting Directive), standards, or expectations regarding the environmental and/or social impacts, risks, and opportunities of our business. Failure to disclose accurate information in a timely manner may also adversely affect our reputation, business, or financial performance.
Attention to ESG matters may require us to incur additional costs or otherwise adversely impact our business. While we engage in voluntary initiatives (including disclosures) to improve our ESG profile and respond to stakeholder expectations, such initiatives can be costly, be subject to conditions outside our control, and may not have the desired effect. For example, many ESG initiatives leverage methodologies and data that are complex and continue to evolve. As with other companies, our approach to such matters also evolves, and we cannot guarantee that our approach will align with any particular stakeholder’s expectations or preferences. Moreover, various stakeholders have different, and at times conflicting expectations. For example, while some policymakers have adopted requirements for various disclosures or actions on climate or other ESG matters, policymakers in other jurisdictions have adopted laws to constrain consideration of ESG matters in certain circumstances. Additional actions may be taken by both proponents and opponents of ESG matters to advance their expectations. Any failure to successfully navigate such expectations may result in adverse impacts. Responding to such matters entails inherent costs, and any failure to successfully navigate such expectations could adversely impact our business. Various of our customers, suppliers, and other stakeholders are also subject to such expectations, which may result in additional or augmented risks to our business.
Risks related to our data, intellectual property, and listings
If we are not able to obtain and maintain accurate, comprehensive, or reliable data, we could experience reduced demand for our online marketplace services, information, and analytics. Our success depends on our clients’ confidence in the comprehensiveness, accuracy, and reliability of the data and analysis we provide.
Establishing and maintaining accurate and reliable data and analysis is challenging. If our data, including the data we obtain from third parties or directly from brokers through the Marketing Center feature on CoStar and LoopNet, or analysis is not current, accurate, comprehensive, or reliable, we could experience reduced demand for our services or be subject to legal claims by our customers, either of which could result in lower revenues and higher expenses.
If we are unable to enforce or defend our ownership and use of intellectual property, our business, brands, competitive position, and operating results could be harmed. The success of our business depends in large part on our intellectual property, including intellectual property involved in our methodologies, databases, services, and software. We rely on a combination of trademark, trade secret, patent, copyright, and other laws, nondisclosure and noncompetition provisions, license agreements, and other contractual provisions and technical measures to protect our intellectual property rights. However, current law may not provide for adequate protection of our databases and the actual data. In addition, legal standards relating to the validity, enforceability, and scope of protection of proprietary rights in internet-related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. We find our proprietary content on competitors’ sites. If we are not successful in protecting our intellectual property, including our content, our brands and our business, results of operations, and financial condition could be harmed. The same would be true if a court found that our services infringe other persons’ intellectual property rights. Any intellectual property lawsuits or threatened lawsuits in which we are involved, either as a plaintiff or as a defendant, have cost us and could continue to cost us a significant amount of time and money and distract management’s attention from operating our business. In addition, if we do not prevail on an intellectual property claim, this could result in a change to our methodology or online marketplace services, information, and analytics, and could reduce our profitability.

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
Use of new and evolving technologies, including AI, could impact our ability to protect our data and intellectual property from misappropriation by third parties. We have expended significant resources to develop proprietary content and any misappropriation of our data could reduce the value of that content or our return on investment related to that content, which could harm our competitive position and results of operations. Third parties may misappropriate our data through website scraping, robots, or other means, and aggregate and display this data on their websites. In addition, “copycat” websites may misappropriate data on our website and attempt to imitate our brands or the functionality of our website. We may not be able to detect all such websites in a timely manner and, even if we could, technological and legal measures available to us may be insufficient to stop their operations and the misappropriation of our data. Any measures that we may take to enforce our rights could require us to expend significant financial or other resources. AI is becoming increasingly powerful and sophisticated, and third parties (including our competitors) and “copycat” websites may utilize AI to misappropriate our data more quickly and at a larger scale than in the past. Use of AI also increases the risk of cyberattacks and data breaches, which can occur more quickly and evolve more rapidly when AI is used. Further, the use of AI, whether by us or by third parties, may increase the risk that our data, intellectual property or confidential information will be inadvertently disclosed, which may result in reputational harm, competitive harm, or legal liability and adversely affect on our business, results of operations, or financial condition.
We may be subject to legal liability for collecting, displaying, or distributing information. Because the content in our database is collected from various sources and distributed to others, we may be subject to claims for breach of contract, defamation, negligence, unfair competition, or copyright or trademark infringement or claims based on other theories, such as breach of laws related to privacy and data protection. We could also be subject to claims based upon the content that is accessible from our website through links to other websites or information on our website supplied by third parties. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims, and we could be subject to public notice requirements that may affect our reputation. Our potential liability for information distributed by us to others could require us to implement measures to reduce our exposure to such liability, which may require us to expend substantial resources and limit the attractiveness of our online marketplaces, information, and analytics to users. These risks may be exacerbated from impacts, or perceived impacts, of emerging technologies (including, but not limited to, machine learning) on human rights, privacy, or other social considerations, which may result in reputational harm, compliance costs for any new rules or interpretations, or other adverse impacts on our operations and financial performance.
If we are unable to obtain or retain listings from real estate brokers, agents, property owners, and apartment property managers, our marketplace services could be less attractive to current or potential customers, which could reduce our revenues. The value of our real estate marketplace services to our customers depends on our ability to increase the number of property listings provided and searches conducted. As the number of listings increases, so does the utility of a marketplace’s search, listing, and marketing services. We depend substantially on brokers, agents, property owners and, in the case of apartment rentals, property managers to submit listings to our marketplaces. If these parties choose not to continue their listings with us, or choose to list them with a competitor, our marketplace services could be less attractive to other real estate industry transaction participants, resulting in reduced revenue.
We may not be able to maintain or establish relationships with third-party listing providers, which could limit the information we have to power our products and services and impair our ability to maintain stable data feeds and attract or retain customers. Our ability to attract agents and consumers to Homes.com, its websites, and mobile applications, and other residential real estate tools depends, to some degree, on us providing timely access to comprehensive and accurate real estate listings and information. We get listings data primarily from MLSs in the markets we serve. We also source listings data from public records, other third-party listing providers, and other sources. Many of our agreements with real estate listing providers may be terminated with limited notice or cause. Many of our competitors and other real estate websites have similar access to MLSs and listing data and may be able to source certain real estate information faster or more efficiently than we can. Because MLS participation is voluntary, brokers and homeowners may decline to post their listings data to their local MLS or may seek to change or limit the way that data is distributed. Another industry participant or group could create a new listings data service, which could impact the relative quality or quantity of information of our listing providers. The loss of existing relationships with MLSs and other listing providers, whether due to termination of agreements, loss of MLS memberships, or otherwise, changes to our rights to use or timely access listing data or an inability to continue to add new listing providers or changes to the way real estate information is shared, may negatively impact our listing data quality and our ability to maintain stable data feeds. Data feeds could also be disrupted as a result of class action lawsuits, settlements, or governmental investigations involving the MLSs or other industry organizations, regardless of whether we are involved. This could markedly decrease the quantity and quality of the sale and rental data we provide, reduce customer confidence in our products and services, and cause customers to go elsewhere for real estate listings and information, which could severely harm our business, results of operations, and financial condition.
If we fail to comply with the rules and compliance requirements of MLSs, our access to and use of listings data may be restricted or terminated and we may be unable to maintain stable data feeds. Our products and services access and use listings data through MLS memberships and must comply with each MLS’s rules and compliance requirements to maintain their access to listings data and remain a member in good standing. Each MLS has adopted its own rules, policies, and agreement terms governing, among other things, how MLS data may be used and how listings data must be displayed on our websites and mobile applications. MLS members are also subject to compliance operations requirements and, as a result, must respond to complaints lodged by the MLS or other MLS participants on required timelines. MLS rules vary among markets and are in some cases inconsistent between MLSs, such that we are required to customize our websites, mobile applications, or services to accommodate differences between MLS rules. Handling complaints received by MLS members across markets may create heightened operational or financial risks with short response and resolution deadlines. Complying with the rules and compliance requirements of each MLS requires significant investment, including personnel, technology, and development resources, and the exercise of considerable judgment. Rules and compliance requirements of MLSs may be changed across markets, including potential for targeted changes in response to our operations. If we are deemed to be noncompliant with an MLS’s rules or to have provided improper responses to or resolution of complaints, we may face disciplinary sanctions by that MLS, which could include monetary fines, restricting, or terminating our access to that MLS’s data, or other disciplinary measures. Data feeds could also be disrupted as a result of class action lawsuits, settlements, or governmental investigations involving the MLSs or other industry organizations, regardless of whether we are involved.The loss or degradation of this listings data could materially and adversely affect traffic to our websites and mobile applications, which could severely harm our business, results of operations, and financial condition.
Risks related to our international operations
International operations expose us to additional business risks, which may reduce our profitability. Our international operations and expansion subject us to additional business risks, including: currency exchange rate fluctuations; difficulty in adapting to the differing business practices and laws in foreign countries, including differing laws regarding privacy and data protection; difficulty in managing foreign operations; limited protection for intellectual property rights in some countries; difficulty in collecting accounts receivable and longer collection periods; costs of enforcing contractual obligations; impact of recessions in economies outside the U.S.; geopolitical instability, terrorism, and war; and potentially adverse tax consequences. In addition, international expansion imposes additional burdens on our executive and administrative personnel, systems development, research, and sales departments, and general managerial resources. If we are not able to manage our international operations successfully, we may incur higher expenses and our profitability may be reduced. Finally, the investment required for additional international expansion sometimes exceeds the profit generated from such expansion, which reduces our profitability and may adversely affect our financial position.
Fluctuating foreign currency exchange rates may negatively impact our business, results of operations, and financial position. A portion of our business is denominated in foreign currencies. We translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening U.S. dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars. Foreign currency exchange rates have fluctuated and may continue to fluctuate.
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
Risks related to our indebtedness
We have a significant amount of indebtedness, which could decrease our flexibility and adversely affect our business, financial condition, and results of operations. As of December 31, 2024, we had $1.0 billion of Senior Notes outstanding and an additional approximately $1.1 billion available to be drawn under the 2024 Credit Agreement. Borrowings under the 2024 Credit Agreement bear interest at varying rates and expose us to interest rate risk. There can be no assurance that our future cash flows will be sufficient to make payments of interest or principal on the Senior Notes or any amounts due and payable under the 2024 Credit Agreement. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all, and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Furthermore, we may incur substantial additional indebtedness, including secured indebtedness, and if we incur additional indebtedness or other liabilities, the related risks that we face could intensify.
The 2024 Credit Agreement contains customary restrictive covenants imposing operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that we believe may be in our long-term best interests. These covenants restrict our ability and the ability of our domestic subsidiaries to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) merge or consolidate with another person, and (v) sell, assign, lease, or otherwise dispose of all or substantially all of our assets. In addition, the 2024 Credit Agreement requires us to comply with a maintenance covenant that we will not exceed a total net leverage ratio, calculated as total consolidated debt, net of up to $1.0 billion of unrestricted cash and cash equivalents, to consolidated EBITDA, of 4.50 to 1.00. The operating restrictions and financial covenants in the 2024 Credit Agreement may limit our ability to finance future operations or capital needs, to engage in other business activities, or to respond to changes in market conditions. Our ability to comply with any financial covenants could be affected materially by events beyond our control, and we may be unable to satisfy any such requirements. If we fail to comply with these covenants, we may need to seek waivers or amendments of such covenants, seek alternative or additional sources of financing, or reduce our expenditures. We may be unable to obtain such waivers, amendments, or alternative or additional financing on a timely basis or at all, or on favorable terms.
A breach of the covenants under the 2024 Credit Agreement or the indenture that governs the Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration provision applies. In the event the holders of the Senior Notes or our other debt accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
In May 2024, we entered into the 2024 Credit Agreement which replaces the Company's 2020 Credit Agreement. Borrowings under the 2024 Credit Agreement bear interest at a floating rate, which can be, at the Company’s option, either (a) an alternate base rate plus an applicable rate ranging from 0.125% to 0.750% or (b) a Term SOFR, SONIA rate, or EURIBOR for the specified interest period plus an applicable rate ranging from 1.125% to 1.750%, in each case depending on the Company’s Debt Rating (as defined in the 2024 Credit Agreement). It is unclear, however, whether Term SOFR, SONIA or EURIBOR will retain market acceptance as a LIBOR replacement tool, and we may need to renegotiate the 2024 Credit Agreement if other LIBOR alternatives are established and become more widely adopted. Each of Term SOFR, SONIA and EURIBOR differ from LIBOR, both in the actual rate and how it is calculated. It is not possible to predict what effect the change to Term SOFR, SONIA, and EURIBOR may have on our interest rates.
Our indebtedness increases our vulnerability to general adverse economic and industry conditions; requires us to dedicate a portion of our cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund capital expenditures, marketing, and other general corporate activities; limits our ability to borrow additional funds; and may limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs, reduce our access to capital, or result in the loss of certain covenant suspensions. Our debt rating could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.
In addition, during a Covenant Suspension Period, certain customary negative and affirmative covenants contained in the 2024 Credit Agreement are suspended, including the covenants restricting affiliate transactions, incurrence of indebtedness, investments, asset sales, and restricted payments. A lowering of one or both of our investment grade ratings would result in increased compliance costs and would impose certain operating restrictions, either of which could be materially adverse to our operations and financial results.
Risks related to regulatory compliance and legal matters
Our actual or perceived failure to comply with privacy laws and standards could adversely affect our business, financial condition, and results of operations. We depend on IT Systems. We own and manage some IT Systems but also rely on third-party service providers and vendors for a range of products and services, including cloud products/services, that are critical to internal and/or external customer-facing operations. In the course of our business, we and certain of our third-party providers collect, use, transmit, and disclose Confidential Information, including personal data about our employees, current and potential customers, and employees of third parties we work with.
As a result, we are subject to a variety of state, national, and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal information, including, but not limited to, the GDPR and CCPA. These laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. For example, the GDPR creates data protection requirements in the EU and UK and imposes substantial fines for breaches of the data protection rules. The GDPR increased our responsibility and liability in relation to personal data that we process. The CCPA, among other things, provides the rights to California residents related to their personal information, places limitations on data uses, and creates new audit requirements for higher risk data. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Other state privacy laws apply to operations, and similar laws have been proposed, and likely will continue to be proposed, in other states and at the federal level, and if passed, may have potentially conflicting requirements that would make compliance challenging.
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
Any failure or alleged failure to comply with privacy, data protection, or consumer protection laws could lead to government enforcement actions and litigation and significant penalties against us, and could materially adversely affect our reputation, business, financial condition, cash flows, and results of operations. Compliance with any of the foregoing laws and regulations can be costly, can delay or impede the development of new products, and may require us to change the way we operate.
The interpretation and application of many privacy and data protection laws are uncertain. These laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products. If so, in addition to the possibility of negative publicity, fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could harm our business.
Changes in tax laws, regulations, or fiscal and tax policies, or the manner of their interpretation or enforcement could adversely impact our financial performance. New tax laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business. In addition, from time to time, U.S. and foreign tax authorities, including state and local governments, consider legislation that could increase our effective tax rate. Further, the Organization for Economic Co-operation and Development has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. Although we do not expect Pillar 2 to have a material impact on our effective tax rate or our consolidated results of operations, financial position, and cash flows at this time, certain implementation details have yet to be developed, and the enactment of certain of these changes has not yet taken effect in all jurisdictions in which we operate. As a result, these changes may have adverse consequences for us, may increase our compliance costs, and may increase the amount of tax we are required to pay in certain jurisdictions.
Third-party claims, litigation, regulatory proceedings, or government investigations to which we are subject or in which we become involved, regardless of their merit, may significantly increase our expenses and adversely affect our stock price. From time to time we may be subject to third-party claims, lawsuits, regulatory proceedings, or government investigations into whether our business practices comport with applicable law, which may include claims with respect to intellectual property, cybersecurity, privacy, data protection, antitrust, breach of contract, employment, mergers and acquisitions, and other matters. For example, on February 20, 2024, several individuals who allegedly rented “luxury” hotel rooms in metropolitan areas in the United States filed a putative antitrust class action alleging that through CoStar and STR’s hospitality industry benchmarking products, the hotel defendants agreed to share competitively sensitive price and supply information regarding luxury hotel rooms, and that the sharing of that information has allowed the hotel defendants to increase prices for luxury hotel rooms. While we intend to vigorously defend against this lawsuit, we are unable to predict the outcome or estimate the amount of loss, if any, that may result.

In addition, there has been increased scrutiny on the multifamily rental sector, and in particular on revenue management systems that allegedly employ algorithmic software and pricing recommendations. We do not offer price recommendations or employ algorithmic pricing software. Nonetheless, some of our customers or potential customers may be involved in litigation and regulatory investigations, and settlements in such cases could impact the multifamily industry in ways that have an adverse effect on us. Moreover, if state and/or federal legislation regulating the use of third-party algorithmic revenue management systems by multifamily apartment rental companies is passed with language that moves beyond the scope of the current cases and investigations, the impact to us is difficult to predict. Although changes arising from these lawsuits and investigations are uncertain and challenging to predict, they could result in outcomes that materially impact our business, financial condition, and results of operations. Lawsuits, government investigations and new legislation related to antitrust matters may, among other things, be costly to comply with, result in negative publicity, require significant management time and attention and subject us to remedies or burdensome requirements that adversely affect our business.
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
We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock. We have never declared or paid any cash dividends on our common stock and do not intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to finance our growth or share repurchases. In addition, provisions of the 2024 Credit Agreement governing our credit facilities limit our ability to pay cash dividends. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.
Stock repurchases under our stock repurchase program are discretionary, and we cannot guarantee that our stock repurchase program will achieve the desired objectives. Share repurchases diminish our cash reserves and could also increase the volatility of the trading price of our common stock. In February 2025, the Board of Directors approved the Stock Repurchase Program which authorizes, but does not obligate, the repurchase of up to $500 million of the Company’s common stock. Repurchases may be made from time to time at management's discretion through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws. The timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time at the Company’s discretion. There can be no assurance as to the timing or number of shares of any repurchases in the future. We cannot guarantee that the program will be fully consummated, that it will enhance long-term stockholder value, or that it will successfully mitigate the dilutive effect of employee equity awards. Any repurchases will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate requirements. In addition, the program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock.
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

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include, but are not limited to the following:
a.Internal and external asset identification, assessment, monitoring, and classification procedures to evaluate cybersecurity risks and inform mitigation efforts;
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
We have not identified material risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Risk Factors – “Cyberattacks and security vulnerabilities could result in material harm to our reputation, business, and financial condition.” and “Technical problems or disruptions that affect either our customers’ ability to access our services, or the software, internal applications, database, and network systems underlying our services, could damage our reputation and lead to reduced demand for our online marketplace services, information, and analytics, lower revenues and increase costs.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program. Our Chief Technology Officer (CTO) is responsible for oversight of our cybersecurity risk management program. Our Vice President of Cyber Security (VPCS), who reports up to the CTO, is responsible for day-to-day assessment and management of cybersecurity risk.
Our Audit Committee receives reports from the CTO on our cybersecurity risks. In addition, the CTO updates the Audit Committee, as necessary, regarding any significant cybersecurity incidents. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity.
Our management team is informed and monitors the prevention, detection, mitigation, and remediation of cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CTO has over 25 years of information technology experience, including leadership experience managing global product development, information security, IT infrastructure and engineering. He holds a M.S. in information systems from George Washington University and a B.A. in computer science from State University of New York. The VPCS has over 20 years of information security and technology experience, including 10 years in senior leadership roles in service provider, enterprise, and military environments. He holds an MBA from Georgetown University, a M.S. in information systems from Virginia Tech University, and a B.S. in computer information technology from Purdue University. Additionally, our management team’s experience includes industry-recognized certifications, such as CISSP, CISM, and CISA, decades of experience as part of our IT team, and previous cybersecurity leadership positions at various Fortune 500 companies and U.S. Defense contractors.
The CTO and VPCS are informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2.    Properties
As of January 21, 2025, we have relocated our headquarters to our owned building at 1201 Wilson Blvd in Arlington, Virginia, occupying approximately 160,000 square feet. We exited our previous headquarters located at 1331 L Street, NW, in downtown Washington, D.C., with a lease that expires on May 31, 2025. Our headquarters is used primarily by our North America operating segment. Our principal facility in the U.K. is located in London, where we occupy 42,000 square feet of office space. Our lease for this facility has a term ending August 31, 2025. As part of a workforce consolidation, we signed a lease for a total of approximately 52,000 square feet in London and have begun relocating employees to the new building. These facilities are used by our International operating segment, including our recent acquisition, OnTheMarket.
Our staff in Richmond, Virginia is located in an owned building at 501 S 5th Street, where we occupy approximately 310,000 square feet, an owned building located at 901 Semmes Avenue, where we occupy approximately 117,000 square feet; and leased space at 951 E Byrd St., where we occupy approximately 135,000 square feet. These locations primarily house research, product development, and sales functions. All of our owned properties are held under fee simple ownership and are not materially encumbered.
We also operate certain of our research, development, and sales functions out of additional leased office spaces in Irvine, California; San Diego, California; and Atlanta, Georgia. Additionally, we lease office space in a variety of other metropolitan areas. These locations include, among others, the following: Nashville, Tennessee; Norfolk, Virginia; Boston, Massachusetts; New York, New York; San Francisco, California; and Los Angeles, California.
We believe these facilities are suitable and appropriately support our business needs.
Item 3.    Legal Proceedings
Currently, and from time to time, we are involved in litigation incidental to the conduct of our business, including, among others, the legal actions discussed under “Contingencies” in Note 13 “Commitments and Contingencies” of the Notes to our Consolidated Financial Statements included in Part IV of this Report. While our management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our business, financial position, future results of operations, or liquidity, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in the aggregate, have a material adverse effect on our business, financial position, future results of operations, or liquidity.
Item 4.    Mine Safety Disclosures
Not Applicable.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CSGP.” As of January 31, 2025, there were 1,582 holders of record of our common stock.
Dividend Policy. We have never declared or paid any dividends on our common stock. We do not anticipate paying any dividends on our common stock during the foreseeable future, but intend to invest our future earnings, if any, to finance our growth or share repurchases.
Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the year ended December 31, 2024.

Issuer Purchases of Equity Securities. The following table is a summary of our repurchases of common stock for the quarter ended December 31, 2024:
ISSUER PURCHASES OF EQUITY SECURITIES

2024	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31	1,008	$75.44	—	—
November 1 through 30	556	$73.92	—	—
December 1 through 31	6,587	$76.90	—	—
Total	8,151	$76.51	—	—
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
Stock Price Performance Graph
The stock performance graph below shows how an initial investment of $100 in our common stock would have compared to:
•An equal investment in the S&P 500 Index,
•An equal investment in the S&P 500 Internet Services & Infrastructure Index, and
•An equal investment in the S&P Composite 1500 Real Estate Index.
The Company decided to begin comparing the cumulative total return on its common stock with the S&P 1500 Real Estate Index, replacing the S&P 500 Internet Services & Infrastructure Index. The Company believes the S&P 1500 Real Estate Index provides a more accurate, diverse, and useful measure to the Company’s performance. For transitional purposes, both indices are included in the performance graph, however, only the S&P 1500 Real Estate Index will be used in future filings.

The comparison covers the period beginning December 31, 2019 and ending on December 31, 2024, and assumes the reinvestment of any dividends. Note that this performance is historical and is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
CoStar Group, Inc.
S&P 500 Index
S&P 500 Internet Services & Infrastructure Index
S&P Composite 1500 Real Estate Index
DOLLARS
300
250
200
150
100
50
0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

Company / Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
CoStar Group, Inc.	$100.00	$154.48	$132.09	$129.17	$146.06	$119.66
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Internet Services & Infrastructure Index	100.00	116.09	133.08	102.47	119.55	121.05
S&P Composite 1500 Real Estate Index	100.00	95.75	137.09	101.00	112.65	118.76
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
All forward-looking statements are based on information available to us on the date of this filing and we assume no obligation to update such statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. The following discussion should be read in conjunction with our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other filings with the SEC, and the consolidated financial statements and related notes included in Part IV of this Report.

Overview
Our principal online marketplace services, information, and analytics are described in the following paragraphs by type of service:
CoStar
CoStar is our subscription-based integrated platform for commercial real estate intelligence, which includes information about commercial real estate properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news and market status and provides benchmarking for the hospitality industry, lease analytical capabilities, and risk management capabilities for lenders. We expect CoStar's revenue growth rate for the year ending December 31, 2025 to decelerate compared to the revenue growth rate for the year ended December 31, 2024 primarily due to a lack of benefit from converting legacy STR customers to our new CoStar-based benchmarking product realized in 2024.
Information Services
We provide real estate and lease management technology solutions, including lease administration, lease accounting, transaction management, and professional services through our CoStar Real Estate Manager and Visual Lease service offerings. We also provide data and reports on an ad hoc basis to customers in the hospitality industry. We expect Information Services' revenue growth rate for the year ending December 31, 2025 to accelerate compared to the revenue growth rate for the year ended December 31, 2024 as a result of the Visual Lease Acquisition.
Multifamily
Apartments.com is the flagship brand of our apartment marketing network of subscription-based advertising services and provides property management companies and landlords with a comprehensive advertising destination for their available rental units. In addition, it offers renters a platform for searching for available rentals and earns transaction-based revenue primarily from providing online tenant applications, including background and credit checks, and rental payment processing. We expect Multifamily's revenue growth rate for the year ending December 31, 2025 to moderate compared to the revenue growth rate for the year ended December 31, 2024, due to the impact in 2025 of pivoting the Apartments.com sales force to support the Homes.com product launch in 2024.
LoopNet
Our LoopNet Network of commercial real estate websites offer subscription-based, online marketplace services that enable commercial property owners, landlords, and real estate agents working on their behalf to advertise properties for sale or for lease. Commercial real estate agents, buyers, and tenants use the LoopNet Network of online marketplace services to search for available property listings that meet their criteria. We expect LoopNet's revenue growth rate for the year ending December 31, 2025 to be consistent with the revenue growth rate for the year ended December 31, 2024.
Residential
Homes.com offers real estate agents subscription memberships promoting the agent's home listings and profile on our websites. Homebuyers and real estate agents use Homes.com to find dream homes using our proprietary research and neighborhood content combined with listing information. OnTheMarket is a property portal in the U.K., which primarily hosts agents' listings on a subscription basis. We expect Residential's revenues for the year ending December 31, 2025 to increase, but at a slower rate, compared to the year ended December 31, 2024 due to additional sales of our Homes.com memberships.
Other Marketplaces
Our other marketplaces include Ten-X, an online auction platform for commercial real estate, our Land.com Network, and our BizBuySell Network. The Land.com Network provides online marketplaces for rural lands for sale and BizBuySell Network provides online marketplaces for businesses and franchises for sale. We expect Other Marketplaces' revenues for the year ending December 31, 2025 to increase compared to the revenues for the year ended December 31, 2024 due to increased revenues from our Land.com and BizBuySell Networks.

Subscription-based Services
The majority of our revenue is generated from service offerings that are distributed to our customers under subscription-based agreements that typically renew automatically and have a term of at least one year. We recognize subscription revenues on a straight-line basis over the life of the contract.
For the years ended December 31, 2024, 2023, and 2022, our annualized net new bookings of subscription-based services on all contracts were approximately $250 million, $286 million, and $305 million, respectively. Net new bookings is calculated based on the annualized amount of change in the Company's sales bookings resulting from new subscription-based contracts, changes to existing subscription-based contracts, and cancellations of subscription-based contracts for the period reported. Net new bookings is calculated on all subscription-based contracts without regard to contract term. Net new bookings is considered an operating metric that is an indicator of future subscription revenue growth and is also used as a metric of sales force productivity by us and investors. However, information regarding net new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. We generally see higher net new bookings of Apartments.com listing services during the peak summer rental season and higher CoStar net new bookings towards the end of the year; however, sales fluctuate from year-to-year and revenue is not generally seasonal because our services are typically sold on a subscription basis. Revenues from our subscription-based contracts were approximately 96%, 95%, and 93% of total revenues for the years ended December 31, 2024, 2023, and 2022, respectively. The increase in the percentage of our revenues from subscription-based contracts from 2023 to 2024 was due to increased sales in our Multifamily products.
For the trailing 12 months ended December 31, 2024, 2023, and 2022, our contract renewal rates for subscription-based services for contracts with a term of at least one year were approximately 89%, 90%, and 90%, respectively; and, therefore, our cancellation rates for those services for the same periods were approximately 11%, 10%, and 10%, respectively. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, we believe that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing 12-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our clients, reductions in customer spending, or decreases in our customer base. Revenues from our subscription-based contracts with a term of at least one year were approximately 81%, 82%, and 80% of total revenues for the trailing 12 months ended December 31, 2024, 2023, and 2022, respectively. The decrease in the percentage of our revenue from subscription-based contracts with a term of at least one year from 2023 to 2024 was primarily due to increases in sales of shorter-term Multifamily products.
Development, Investments, and Expansion
We plan to continue to invest in our business and our services, evaluate strategic growth opportunities, and pursue our key priorities as described below. We are committed to supporting, improving, and enhancing our online marketplace solutions, information, and analytics, including expanding and improving our offerings for our client base and site users, including property owners, property managers, buyers, commercial tenants, and residential renters and buyers. We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, integrate recently completed acquisitions, and expand and develop supporting technologies for our research, sales, and marketing organizations. We may reevaluate our priorities as economic conditions continue to evolve.
Our key priorities for 2025 currently include:
•Continuing to invest in and develop Homes.com. In 2024, we launched Homes.com memberships giving real estate agents the ability to advertise and promote their listings on our website featuring original, media rich content. In 2025, we plan to continue hiring our dedicated Homes.com sales force. We plan to continue to raise unaided brand awareness of the site through targeted marketing campaigns and to continue to focus on attracting recurring visitors to the site. In addition, we plan to develop and market additional products.
•Continuing to expand our CoStar and LoopNet products internationally. We continue to increase our international research team to collect data in European markets. We plan to launch our LoopNet brand in France and Spain and continue to expand our footprint of commercial listings.
•Using the aggregate and anonymized data from leases within CoStar Real Estate Manager and Visual Lease to create a trusted source of pricing and occupancy information for Commercial Real Estate. We also plan to begin the integration of the CoStar Real Estate Manager and Visual Lease products.
We expect our investment in the sales force will increase our selling and marketing expenses for the year ending December 31, 2025 compared to the year ended December 31, 2024. We intend to continue to assess the need for additional investments in our business in order to develop and distribute new services and functionality within our current platform or expand the reach of, or otherwise improve, our current service offerings. Any future product development or expansion of services, combination and coordination of services, or elimination of services or corporate expansion, development, or restructuring efforts could reduce our profitability and increase our capital expenditures. Any new investments, changes to our service offerings, or other unforeseen events could cause us to experience reduced revenues or generate losses and negative cash flow from operations in the future. Any development efforts must comply with our credit facility, which contains restrictive covenants that restrict our operations and use of our cash flow and may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.
For further discussion of our Company, strategy, and products, see our business overview set forth in "Item 1. Business" in this Report.
Non-GAAP Financial Measures
We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls, and filings with the SEC. The non-GAAP financial measures that we may disclose include EBITDA, adjusted EBITDA, and adjusted EBITDA margin. EBITDA is our net income before interest income or expense, net, other expense or income, net, loss on debt extinguishment, income taxes, depreciation and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls, and filings with the SEC. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition- and integration-related costs, restructuring costs, and settlements and impairments incurred outside our ordinary course of business. Adjusted EBITDA margin represents adjusted EBITDA divided by revenues for the period.
We may disclose adjusted EBITDA and adjusted EBITDA margin on a consolidated basis in our earnings releases, investor conference calls, and filings with the SEC. The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.
We view EBITDA, adjusted EBITDA, and adjusted EBITDA margin as operating performance measures. We believe that the most directly comparable GAAP financial measure to EBITDA and adjusted EBITDA is net income. We believe the most directly comparable GAAP financial measure to adjusted EBITDA margin is net income divided by revenue. In calculating EBITDA, adjusted EBITDA, and adjusted EBITDA margin we exclude from net income the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA, adjusted EBITDA, and adjusted EBITDA margin are not measurements of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income, or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA, adjusted EBITDA, and adjusted EBITDA margin as a substitute for any GAAP financial measure. In addition, we urge investors and potential investors in our securities to carefully review the GAAP financial information included as part of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that are filed with the SEC, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA, adjusted EBITDA, and adjusted EBITDA margin.

EBITDA, adjusted EBITDA, and adjusted EBITDA margin may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and accompanying reconciliations, provide additional information to investors that is useful to understand the factors and trends affecting our business without the impact of certain acquisition-related items. We have spent more than 30 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to these acquisitions, our net income has included significant charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs, and loss on debt extinguishment. Adjusted EBITDA and adjusted EBITDA margin exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs, restructuring costs; settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter-to-quarter and from year-to-year without the impact of these items. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest income or expense, net, other expense or income, net, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, restructuring costs, loss on debt extinguishment, and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts, and others have regularly relied on EBITDA and may rely on adjusted EBITDA and adjusted EBITDA margin to provide a financial measure by which to compare our operating performance against that of other companies in our industry.
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
•The amount of interest income or expense, net and other expense or income, net we generate and incur may be useful for investors to consider and may result in current cash inflows and outflows. However, we do not consider the amount of interest income or expense, net and other expense or income, net to be a representative component of the day-to-day operating performance of our business.
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

Consolidated Results of Operations
The following table provides our selected consolidated results of operations for the indicated periods (in millions and as a percentage of total revenue):

	Year Ended December 31,
	2024		2023		2022
Revenues	$2,736.2	100%	$2,455.0	100%	$2,182.4	100%
Cost of revenues	558.5	20	491.5	20	414.0	19
Gross profit	2,177.7	80	1,963.5	80	1,768.4	81
Operating expenses:
Selling and marketing (excluding customer base amortization)	1,364.3	50	989.9	40	684.2	31
Software development	325.3	12	267.6	11	220.9	10
General and administrative	439.1	16	381.5	16	338.7	16
Customer base amortization	44.3	2	42.2	2	73.6	3
Total operating expenses(1)	2,173.0	79	1,681.2	68	1,317.4	60
Income from operations(1)	4.7	—	282.3	11	451.0	21
Interest income, net	212.5	8	213.6	9	32.1	1
Other (expense) income, net	(7.1)	—	5.4	—	3.4	—
Income before income taxes(1)	210.1	8	501.3	20	486.5	22
Income tax expense	71.4	3	126.6	5	117.0	5
Net income(1)	$138.7	5%	$374.7	15%	$369.5	17%
__________________________
(1) Amounts may not foot due to rounding.
The following table provides our revenues by type of service (in millions and as a percentage of total revenue):

	Year Ended December 31,
	2024		2023		2022
CoStar	$1,020.5	37%	$925.2	38%	$837.0	38%
Information services	135.9	5	170.9	7	157.4	7
Multifamily	1,067.3	39	914.2	37	745.4	34
LoopNet	281.7	10	264.8	11	230.9	11
Residential	100.6	4	46.1	2	73.7	3
Other marketplaces	130.2	5	133.8	5	138.0	6
Total revenues(1)(2)	$2,736.2	100%	$2,455.0	100%	$2,182.4	100%
__________________________
(1) For further discussion of our Company, strategy, and products, see our business overview set forth in "Item 1. Business" in this Report.
(2) Totals may not foot due to rounding.

Comparison of Year Ended December 31, 2024 and Year Ended December 31, 2023
The following table provides a comparison of our selected consolidated results of operations for the years ended December 31, 2024 and 2023 (in millions):

	2024	2023	Increase (Decrease)	Increase (Decrease)
Revenues:
CoStar	$1,020.5	$925.2	$95.3	10%
Information services	135.9	170.9	(35.0)	(20)
Multifamily	1,067.3	914.2	153.1	17
LoopNet	281.7	264.8	16.9	6
Residential	100.6	46.1	54.5	118
Other marketplaces	130.2	133.8	(3.6)	(3)
Total revenues	2,736.2	2,455.0	281.2	11
Cost of revenues	558.5	491.5	67.0	14
Gross profit	2,177.7	1,963.5	214.2	11
Operating expenses:
Selling and marketing (excluding customer base amortization)	1,364.3	989.9	374.4	38
Software development	325.3	267.6	57.7	22
General and administrative	439.1	381.5	57.6	15
Customer base amortization	44.3	42.2	2.1	5
Total operating expenses	2,173.0	1,681.2	491.8	29
Income from operations	4.7	282.3	(277.6)	(98)
Interest income, net	212.5	213.6	(1.1)	(1)
Other (expense) income, net	(7.1)	5.4	(12.5)	NM(1)
Income before income taxes	210.1	501.3	(291.2)	(58)
Income tax expense	71.4	126.6	(55.2)	(44)
Net income	$138.7	$374.7	$(236.0)	(63)%
__________________________
(1) Not meaningful
Revenues. Revenues increased $281 million, or 11%, to $2.7 billion. The increase in our revenues included:
•an increase in Multifamily revenues of $153 million, or 17%, due to an increase in the number of properties listed on our network and increases in pricing for existing customers,
•an increase in CoStar revenues of $95 million, or 10%, due to an increase in subscribers and price increases, as well as converting legacy STR customers to our new CoStar-based benchmarking product,
•an increase in Residential revenues of $55 million, or 118%, due to the launch of the new Homes.com membership subscriptions and the OnTheMarket Acquisition, partially offset by the discontinuation and reduced sales of certain products and services that were inconsistent with our long-term business strategy,
•an increase in LoopNet revenues of $17 million, or 6%, due to an increase in the average price per listing and an increase in the number of paid listings,
•a decrease in Information services revenues of $35 million, or 20%, attributable to converting legacy STR customers to our new CoStar-based benchmarking product, partially offset by an increase in revenue from CoStar Real Estate Manager and the Visual Lease Acquisition, and
•a decrease in Other marketplaces revenues of $4 million, or 3%, due to lower property volumes auctioned on Ten-X partially offset by increases in revenues of the Land.com Network.

Gross Profit and Cost of Revenues. Gross profit increased $214 million, or 11%, to $2.2 billion in 2024, and the gross profit percentage was consistent at 80%. The increase in gross profit was due to higher revenues partially offset by an increase in the cost of revenues. Cost of revenues increased $67 million, or 14% to $559 million and, as a percentage of revenues, was consistent at 20%. The increase in cost of revenues primarily included:
•an increase in personnel costs of $43 million related to increases in salaries and benefits costs for our existing employees and rising headcount to support our residential research efforts,
•an increase of $17 million for web hosting costs, and
•an increase of $6 million of payment processing fees.
Selling and Marketing Expenses. Selling and marketing expenses increased $374 million, or 38%, to $1,364 million and, as a percentage of revenues, increased from 40% to 50%. The increase primarily included:
•an increase in marketing expenses of $304 million for advertising our brands and
•an increase in personnel costs of $67 million related to rising headcount in our sales force, recruiting costs, and commissions expense.
Software Development Expenses. Software development expenses increased $58 million, or 22% to $325 million and, as a percentage of revenues, increased from 11% to 12%. The increase primarily included:
•an increase in personnel costs of $43 million related to rising headcount and increases in salaries, stock-based compensation, and benefits costs for our existing employees,
•an increase of $9 million in software and equipment costs, and
•an increase of $3 million in occupancy costs.
General and Administrative Expenses. General and administrative expenses increased $58 million, or 15%, to $439 million and, as a percentage of revenues, was consistent at 16%. The increase primarily included:
•an increase in professional services of $29 million, primarily related to acquisition activities and costs to defend our intellectual property,
•an increase in personnel costs of $14 million related to the OnTheMarket Acquisition and rising headcount,
•an increase in depreciation expense of $7 million related to new communications and networking equipment across our offices and increased depreciation expense associated with the change in useful life of our previous headquarters building, and
•an increase of $4 million in occupancy costs from the OnTheMarket Acquisition.
Customer Base Amortization Expense. Customer base amortization expense was consistent.
Interest Income, Net. Interest income, net was consistent.
Other (Expense) Income, Net. Other (expense) income, net was an expense of $7 million for the year ended December 31, 2024 and related to leasing operations acquired in February 2024.
Income Tax Expense. Income tax expense decreased $55 million, or 44%, to $71 million and the effective tax rate was 34% of income before income taxes compared to 25% of income before income taxes for the year ended December 31, 2023. The decrease in income tax expense was primarily attributable to lower U.S. income. The increase in the effective tax rate is primarily attributable to an increase in foreign losses with no tax benefit.
For a comparison of our results of operations for the fiscal year ended December 31, 2023 to the year ended December 31, 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on the Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 21, 2024.

Comparison of Business Segment Results for Year Ended December 31, 2024 and Year Ended December 31, 2023
We manage our business geographically in two operating segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific and Latin America. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA, which is our net income before interest income or expense, net, other expense or income, net, loss on debt extinguishment, income taxes, depreciation and amortization. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure operating and management performance and to evaluate the performance of our business.
Segment Revenues. North America revenues increased $234 million, or 11%, to $2.6 billion and included:
•an increase in Multifamily revenues of $153 million, or 17%, due to an increase in the number of properties listed on our network and increases in pricing for existing customers,
•an increase in CoStar revenues of $71 million, or 8%, due to an increase in subscribers and price increases, as well as converting legacy STR customers to our new CoStar-based benchmarking product,
•an increase in LoopNet revenues of $16 million, or 6%, due to an increase in the average price per listing and an increase in the number of paid listings,
•an increase in Residential revenues of $15 million, or 34%, due to the launch of the new Homes.com membership subscriptions, partially offset by the discontinuation and reduced sales of certain products and services that were inconsistent with our long-term business strategy,
•a decrease in Information services revenues of $17 million, or 13%, attributable to converting legacy STR customers to our new CoStar-based benchmarking product, partially offset by an increase in revenue from CoStar Real Estate Manager and the Visual Lease Acquisition, and
•a decrease in Other marketplaces revenues of $4 million, or 3%, due to the lower property volumes auctioned on Ten-X, partially offset by an increase in revenue from the Land.com Network.
International revenues increased $47 million, or 53%, to $136 million and primarily included:
•an increase in Residential revenues of $39 million due to the OnTheMarket Acquisition,
•an increase in CoStar revenues of $24 million, or 61%, due to converting legacy STR customers to our new CoStar-based benchmarking product, as well as an increase in subscribers and price increases, and
•a decrease in Information services revenues of $18 million, or 46%, attributable to converting legacy STR customers to our new CoStar-based benchmarking product.
Segment EBITDA. North America EBITDA decreased to $181.5 million for the year ended December 31, 2024, from $403 million for the year ended December 31, 2023. The decrease in North America EBITDA was primarily due to increases in marketing costs, personnel costs, professional services fees, and web hosting costs, partially offset by increases in revenues described above. International EBITDA decreased to a loss of $58.5 million for the year ended December 31, 2024 from a loss of $13 million for the year ended December 31, 2023. The decrease was primarily due to the OnTheMarket Acquisition for which we have increased marketing expenses since acquisition and an increase in personnel costs associated with the expansion of our international research team.
For a comparison of our business segment results of operations for the fiscal year ended December 31, 2023 to the year ended December 31, 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 21, 2024.
Liquidity and Capital Resources
We believe the balance of cash and cash equivalents, which was $4.7 billion as of December 31, 2024, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Our material cash requirements include the following contractual and other obligations.

Debt. As of December 31, 2024, we had outstanding an aggregate principal amount of $1.0 billion of Senior Notes due July 15, 2030. Future interest payments associated with the Senior Notes are $168.0 million, with $28.0 million payable within 12 months.
Leases. We have lease arrangements for office facilities, data centers, and certain vehicles. As of December 31, 2024, we had fixed lease payment obligations of $139 million, with $32 million payable within 12 months.
Purchase Obligations. Our purchase obligations are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction and have an original term greater than one year. The services acquired under these agreements primarily relate to web hosting, sponsorship agreements, third-party data or listings, and software subscriptions. As of December 31, 2024, we had purchase obligations of $244 million, with $94 million payable within 12 months.
Construction Commitments. We are expanding our Richmond, Virginia campus, which is expected to result in a material cash requirement in 2025 and 2026. We broke ground on the expansion in November 2022 and expect construction to be substantially completed in the first half of 2026. We have engaged a project manager, architects, and a general contractor on terms that generally require payments as services are provided or construction is performed. As of December 31, 2024, we are obligated to spend an additional $395 million as further work is performed under these contracts. We expect $361 million of these costs to be paid 2025 and intend to fund these expenditures with cash on hand.
In conjunction with this expansion, we negotiated various tax incentives with the Commonwealth of Virginia and the City of Richmond, including the allowance to use market-based income apportionment for income taxes and partial reimbursements of property tax assessments related to the value of the campus expansion. These incentives are conditional upon achieving job creation and capital expenditure targets from 2022 to 2029. Failure to meet these targets could result in a reduction of the value of the tax incentives and repayment of previous tax reductions. The value of the allowance to use a market-based income apportionment for income taxes is dependent on our taxable income. We estimate the value of the allowance to use market-based income apportionment for income taxes for tax years 2023 to 2032 and partial reimbursements of property tax assessments related to the value of the campus expansion to be in the range of $275 million - $285 million.
Pending Acquisitions. On April 21, 2024, the Company entered into Matterport Merger Agreement, subject to the terms and conditions of which, each share of Matterport Common Stock issued and outstanding immediately prior to the effective time of the First Merger (the “First Effective Time”) (other than any cancelled shares or Dissenting Shares (as defined in the Matterport Merger Agreement)) will be converted into (i) a number of CoStar Group Shares equal to the Merger Exchange Ratio (such consideration, the “Per Share Stock Consideration”) and (ii) $2.75 in cash per share, without interest (the “Per Share Cash Consideration”). Holders of Matterport Common Stock will receive cash in lieu of fractional CoStar Group Shares.
Consummation of the Mergers is subject to certain customary conditions, including, among others, expiration or termination of the applicable waiting periods under the HSR Act and the Antitrust Laws (each as defined in the Matterport Merger Agreement) of certain other jurisdictions, the absence of any law, injunction, order, or award restraining, enjoining, or otherwise prohibiting or making illegal the consummation of the Mergers. Each party’s obligation to consummate the Mergers is subject to certain other conditions, including the accuracy of the representations and warranties of the other party, compliance in all material respects by the other party with its obligations under the Matterport Merger Agreement, and the absence of a material adverse effect related to the other party. Consummation of the Mergers is not subject to approval by our stockholders or to any financing condition.
On July 3, 2024, Matterport and CoStar Group each received a request for additional information and documentary materials (the “Second Request”) from the FTC in connection with the FTC’s review of the Transaction. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Matterport and CoStar Group have each substantially complied with their respective Second Requests, unless that period is extended or terminated sooner by the FTC. Matterport and CoStar Group certified they were in substantial compliance with the Second Request in November 2024 and January 2025, respectively. Each of Matterport and CoStar Group continue to work cooperatively with the FTC in its review of the Transaction and expect that the Transaction will be completed in the first quarter of 2025, subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the Matterport Merger Agreement.
The Matterport Merger Agreement requires the Company to pay an $85 million fee to Matterport in the event the Matterport Merger Agreement is terminated under specified circumstances, including, among others: if certain antitrust approvals are not obtained or a governmental order related to antitrust or competition matters prohibits the consummation of the transaction. The Company intends to fund the cash consideration with cash on hand. The cash consideration is estimated to be

$940 million and the stock consideration would require the issuance of approximately 11.2 million CoStar Group Shares using the share price of the Company at April 19, 2024, not considering Fractional Share Consideration. In addition, awards of restricted stock units relating to Matterport grants that are outstanding at the time of the First Merger will be converted into a corresponding award of CoStar Group Shares based on the Matterport Merger Consideration.
Stock Repurchase Program
In February 2025, the Board of Directors approved the Stock Repurchase Program which authorizes, but does not obligate, the repurchase of up to $500 million of the Company’s common stock. Repurchases may be made from time to time at management's discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time at the Company’s discretion. There can be no assurance as to the timing or number of shares of any repurchases in the future.
Our future capital requirements will depend on many factors, including, among others, our operating results, expansion and integration efforts, the Stock Repurchase Program and our level of acquisition activity or other strategic transactions. To date, we have grown in part by acquiring other companies, and we expect to continue to make acquisitions.
Cash and cash equivalents decreased to $4.7 billion as of December 31, 2024, compared to cash and cash equivalents of $5.2 billion as of December 31, 2023. The decrease in cash and cash equivalents for the year ended December 31, 2024 was primarily due to $912.9 million of cash used in investing activities and cash used in financing activities of $13.7 million, partially offset by cash provided by operating activities of $392.6 million.
Net cash provided by operating activities for the year ended December 31, 2024 was $392.6 million compared to $489.5 million for the year ended December 31, 2023. The $96.9 million decrease in cash provided by operating activities was primarily driven by a decrease in net income, partially offset by an increase in non-cash expenses and working capital changes.
Net cash used in investing activities for the year ended December 31, 2024 was $912.9 million compared to $238.6 million for the year ended December 31, 2023. The change was primarily driven by an increase in the purchase of property, equipment, and other assets for our new campuses of $461.5 million, including $343 million related to the purchase of an office building in Arlington, Virginia to relocate our Washington, D.C.-based employees, and an increase in cash paid for acquisitions, net of cash acquired of $177.1 million primarily related to the Visual Lease acquisition.
Net cash used in financing activities for the year ended December 31, 2024 was $13.7 million compared to net cash used in financing activities of $3.7 million for the year ended December 31, 2023. The increase was primarily driven by repurchases of restricted stock to satisfy tax withholding obligations and payment of debt issuance costs related to the 2024 Credit Agreement.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. While we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We consider the accounting for the following matters to contain critical accounting estimates:
•Intangible assets and goodwill;
•Income taxes; and
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
Goodwill represents the future economic benefits arising from a business combination and is calculated as the excess of purchase consideration paid in a business combination over the fair value of assets of the net identifiable assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually by each reporting unit, or more frequently if an event or other circumstance indicates that the fair value of a reporting unit may be below its carrying amount. We may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or elect to bypass the qualitative assessment. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or we elect to bypass the qualitative assessment, we then perform a quantitative assessment by determining the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates including our discount rate, growth rate, and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies and determined by management to be commensurate with the risk in our current business model. Assumptions about the growth rate and future financial performance of a reporting unit are based on our forecasts, business plans, economic projections, and anticipated future cash flows. These assumptions are subject to change from period-to-period and could be adversely impacted by the uncertainty surrounding global market conditions, commercial real estate conditions, and the competitive environment in which we operate. Changes in these or other factors could negatively affect our reporting units' fair value and potentially result in impairment charges. Such impairment charges could have an adverse effect on our results of operations. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.
As of October 1, 2024, we assessed the relevant qualitative factors for our North America and International reporting units and concluded that it was not more likely than not that the fair value of reporting units were less than the respective carrying amounts. We elected to bypass performing the qualitative screen and performed the first step quantitative analysis of the goodwill impairment test for our International reporting unit in 2023, which indicated that the fair value of this unit exceeded its carrying value. There have been no events or changes in circumstances as a result of our qualitative impairment analysis on October 1, 2024, that would indicate that the carrying value of each reporting unit may not be recoverable.
For an in-depth discussion of each of our significant accounting policies, including further information regarding estimates and assumptions involved in their application, see Note 2 of the Notes to the Consolidated Financial Statements included in Part IV of this Report.
Recent Accounting Pronouncements
See Note 2 of the Notes to the Consolidated Financial Statements included in Part IV of this Report for further discussion of recent accounting pronouncements, including the expected dates of adoption.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We provide online marketplace services, information, and analytics to commercial real estate and related business communities within the regions where we operate which primarily include, North America, Europe, Asia-Pacific, and Latin America. The functional currency for a majority of our operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound.
Fluctuations in the British Pound, Canadian dollar and Euro may have an impact on our business, results of operations, and financial position. For the years ended December 31, 2024 and December 31, 2023, revenues denominated in foreign currencies were approximately 5% and 4% of total revenue, respectively. For the years ended December 31, 2024 and December 31, 2023, our revenues would have decreased by approximately $14 million and $10 million, respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the years ended December 31, 2024 and December 31, 2023, our revenues would have increased by approximately $14 million and $10 million, respectively, if the U.S. dollar exchange rate used weakened by 10%. Fluctuations in the exchange rates of revenues denominated in any other foreign currencies would have had an immaterial impact on our consolidated results. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of December 31, 2024, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $25.5 million.
We do not believe we have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2024. As of December 31, 2024, we had $4.7 billion of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA-rated Government and Treasury Money Market Funds.
We are subject to interest rate market risk in connection with our revolving credit facility. On May 20, 2024, we entered into the 2024 Credit Agreement, which provides for variable rate borrowings of up to $1.1 billion. On July 1, 2020, we issued $1.0 billion aggregate principal amount of Senior Notes. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all of our borrowings except for our credit facility are fixed rate, and no amounts were outstanding under our credit facility as of December 31, 2024. See Note 11 of the Notes to the Consolidated Financial Statements included in Part IV of this Report for additional information regarding our 2024 Credit Agreement.
We had approximately $3.0 billion of goodwill and intangible assets as of December 31, 2024. As of December 31, 2024, we believe our intangible assets will be recoverable; however, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 and were operating at a reasonable assurance level.
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

Other than the implementation of a new financial system noted above, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
In connection with the preparation of the Company's annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting.
Based on this assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company's financial statements included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting, a copy of which is included in this Report.
In November 2024, we completed the Visual Lease Acquisition. As permitted by the SEC, we have elected to exclude the internal controls of this acquisition, which has not been integrated into our existing processes and controls, from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. The excluded financial position of Visual Lease represented less than 3% of our total assets as of December 31, 2024, and less than 1% of our revenues and total operating costs for the year then ended. We will include the internal controls of Visual Lease in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025.
Item 9B.    Other Information.
Insider Trading Arrangements
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance
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
We have adopted an Insider Trading Compliance Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Report.
The remaining information required by this Item is incorporated by reference to our Proxy Statement for our 2025 annual meeting of stockholders under the captions “Director Nominees,” “Executive Officers,” Corporate Governance Highlights,” “Board Committees,” “Insider trading arrangements and policies,” and, if applicable, “Delinquent Section 16(a) Reports.”
Item 11.    Executive Compensation
The information required by this Item is incorporated by reference to our Proxy Statement for our 2025 annual meeting of stockholders under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to our Proxy Statement for our 2025 annual meeting of stockholders under the captions “Equity Compensation Plan Information” and “Stock Ownership Information.”
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to our Proxy Statement for our 2025 annual meeting of stockholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters.”
Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to our Proxy Statement for our 2025 annual meeting of stockholders under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

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
(a)(3) The documents required to be filed as exhibits to this Report under Item 601 of Regulation S-K are listed as follows:
Exhibits

Exhibit No.	Description

#2.1	Agreement and Plan of Merger and Reorganization dated April 21, 2024, by and among CoStar Group, Inc., Matterport, Inc., Matrix Merger Sub, Inc. and Matrix Merger Sub II LLC (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2024).
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

*10.20	CoStar Group, Inc. 2016 Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2016).
*10.21	Second Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 ( Reg. No. 333-258220) filed with the SEC on July 28, 2021).
*10.22	Canadian Addendum to CoStar Group ESPP (filed herewith).
*10.23	CoStar Group, Inc. Management Stock Purchase Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed February 23, 2018).
*10.24	Summary of Non-Employee Director Compensation (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 24, 2013).
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

Exhibit No.	Description
#10.29	Credit Agreement, dated as of May 24, 2024, by and among CoStar Group, Inc., as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2024).
19.1	CoStar Group, Inc. Insider Trading Compliance Policy (filed herewith).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1	CoStar Group, Inc. Policy for Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97 to the Registrant's Annual Report on Form 10-K filed February 22, 2024).
101.INS
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).
* Management Contract or Compensatory Plan or Arrangement.
# Schedules and exhibits (or similar attachments) have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of the such schedules (or similar attachments) to the SEC upon request.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSTAR GROUP, INC.

	By:	/s/ Andrew C. Florance
February 19, 2025		Andrew C. Florance
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Andrew C. Florance and Christian M. Lown, and each of them individually, as their true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and to all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, herein by ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael R. Klein	Chairman of the Board	February 19, 2025
Michael R. Klein

/s/ Andrew C. Florance	Chief Executive Officer and	February 19, 2025
Andrew C. Florance	President and a Director
(Principal Executive Officer)

/s/ Christian M. Lown	Chief Financial Officer	February 19, 2025
Christian M. Lown	(Principal Financial Officer)

/s/ Cynthia C. Cann	Chief Accounting Officer	February 19, 2025
Cynthia C. Cann	(Principal Accounting Officer)

/s/ Angelique G. Brunner	Director	February 19, 2025
Angelique G. Brunner

/s/ John W. Hill	Director	February 19, 2025
John W. Hill

/s/ Laura Cox Kaplan	Director	February 19, 2025
Laura Cox Kaplan

/s/ Robert W. Musslewhite	Director	February 19, 2025
Robert W. Musslewhite

/s/ Christopher J. Nassetta	Director	February 19, 2025
Christopher J. Nassetta

/s/ Louise S. Sams	Director	February 19, 2025
Louise S. Sams

COSTAR GROUP, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of CoStar Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025 expressed an unqualified opinion thereon.
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
As described in Note 2 to the consolidated financial statements, the Company derives revenues primarily by (i) providing access to its proprietary database of commercial real estate information and (ii) providing online marketplaces for professional property management companies, property owners, real estate agents and brokers and landlords, in each case, typically through a fixed fee for its subscription-based services. Revenues from subscription-based contracts are approximately 96% of total revenues for the current year and are recognized on a straight-line basis over the term of the agreement. The Company’s revenue recognition process involves several applications responsible for the initiation, processing, and recording of transactions. These applications interface with the Company’s enterprise resource planning system through automated and manual journal entries to accurately reflect revenue.

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

Tysons, Virginia
February 19, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of CoStar Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited CoStar Group, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CoStar Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Visual Lease LLC, which is included in the 2024 consolidated financial statements of the Company and constituted less than 3% and 3% of total and net assets, respectively, as of December 31, 2024, and less than 1% and less than 1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Visual Lease, LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and our report dated February 19, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Tysons, Virginia
February 19, 2025

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2024	2023	2022

Revenues	$2,736.2	$2,455.0	$2,182.4
Cost of revenues	558.5	491.5	414.0
Gross profit	2,177.7	1,963.5	1,768.4

Operating expenses:
Selling and marketing (excluding customer base amortization)	1,364.3	989.9	684.2
Software development	325.3	267.6	220.9
General and administrative	439.1	381.5	338.7
Customer base amortization	44.3	42.2	73.6
	2,173.0	1,681.2	1,317.4
Income from operations	4.7	282.3	451.0
Interest income, net	212.5	213.6	32.1
Other (expense) income, net	(7.1)	5.4	3.4
Income before income taxes	210.1	501.3	486.5
Income tax expense	71.4	126.6	117.0
Net income	$138.7	$374.7	$369.5

Net income per share — basic	$0.34	$0.92	$0.93
Net income per share — diluted	$0.34	$0.92	$0.93

Weighted-average outstanding shares — basic	406.3	405.3	396.3
Weighted-average outstanding shares — diluted	407.8	406.9	397.8
See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$138.7	$374.7	$369.5
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(7.9)	11.5	(23.3)
Total other comprehensive (loss) income, net of tax	(7.9)	11.5	(23.3)
Total comprehensive income	$130.8	$386.2	$346.2
See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$4,681.0	$5,215.9
Accounts receivable	210.7	213.2
Less: Allowance for credit losses	(22.8)	(23.2)
Accounts receivable, net	187.9	190.0
Prepaid expenses and other current assets	81.3	70.2
Total current assets	4,950.2	5,476.1
Deferred income taxes, net	30.6	4.3
Property and equipment, net	1,014.9	472.2
Lease right-of-use assets	103.0	79.8
Goodwill	2,527.6	2,386.2
Intangible assets, net	433.2	313.7
Deferred commission costs, net	169.6	167.7
Deposits and other assets	27.7	19.7
Total assets	$9,256.8	$8,919.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47.0	$23.1
Accrued wages and commissions	133.3	117.8
Accrued expenses and other current liabilities	179.7	163.0
Income taxes payable	23.2	7.7
Lease liabilities	32.0	40.0
Deferred revenue	137.1	104.2
Total current liabilities	552.3	455.8

Long-term debt, net	991.9	990.5
Deferred income taxes, net	7.6	36.7
Income taxes payable	25.0	18.2
Lease and other long-term liabilities	126.5	79.9
Total liabilities	1,703.3	1,581.1

Stockholders’ equity:
Preferred stock, $0.01 par value; 2 million shares authorized; zero outstanding	—	—
Common stock, $0.01 par value; 1.2 billion shares authorized; 409.5 million and 408.1 million issued and outstanding as of December 31, 2024 and 2023, respectively	4.1	4.1
Additional paid-in capital	5,231.9	5,147.8
Accumulated other comprehensive loss	(25.5)	(17.6)
Retained earnings	2,343.0	2,204.3
Total stockholders’ equity	7,553.5	7,338.6
Total liabilities and stockholders’ equity	$9,256.8	$8,919.7
 See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2022	395.0	$3.9	$4,253.3	$(5.8)	$1,460.1	$5,711.5
Net income	—	—	—	—	369.5	369.5
Other comprehensive loss	—	—	—	(23.3)	—	(23.3)
Restricted stock issued	1.5	0.1	—	—	—	0.1
Restricted stock grants surrendered	(0.7)	—	(23.1)	—	—	(23.1)
Stock-based compensation expense	—	—	74.6	—	—	74.6
Employee stock purchase plan	0.2	—	15.0	—	—	15.0
Stock issued for equity offerings, net of transaction costs	10.7	0.1	745.6	—	—	745.7
Balance at December 31, 2022	406.7	4.1	5,065.4	(29.1)	1,829.6	6,870.0
Net income	—	—	—	—	374.7	374.7
Other comprehensive income	—	—	—	11.5	—	11.5
Exercise of stock options	0.4	—	7.5	—	—	7.5
Restricted stock issued	1.4	—	—	—	—	—
Restricted stock grants surrendered	(0.7)	—	(23.2)	—	—	(23.2)
Stock-based compensation expense	—	—	83.6	—	—	83.6
Management stock purchase plan	0.1	—	(3.2)	—	—	(3.2)
Employee stock purchase plan	0.2	—	17.7	—	—	17.7
Balance at December 31, 2023	408.1	4.1	5,147.8	(17.6)	2,204.3	7,338.6
Net income	—	—	—	—	138.7	138.7
Other comprehensive loss	—	—	—	(7.9)	—	(7.9)
Exercise of stock options	0.1	—	7.1	—	—	7.1
Restricted stock issued	1.7	—	—	—	—	—
Restricted stock grants surrendered	(0.7)	—	(27.8)	—	—	(27.8)
Stock-based compensation expense	—	—	87.1	—	—	87.1
Management stock purchase plan	0.1	—	(1.7)	—	—	(1.7)
Employee stock purchase plan	0.2	—	19.4	—	—	19.4
Balance at December 31, 2024	409.5	$4.1	$5,231.9	$(25.5)	$2,343.0	$7,553.5
See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$138.7	$374.7	$369.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146.9	107.5	137.9
Amortization of deferred commissions costs	116.7	95.2	76.1
Amortization of Senior Notes discount and issuance costs	2.8	2.4	2.4
Non-cash lease expense	32.7	30.0	38.5
Stock-based compensation expense	89.0	85.0	75.2
Deferred income taxes, net	(50.1)	(37.2)	(31.2)
Credit loss expense	36.4	35.0	18.3
Other operating activities, net	(1.3)	(3.2)	(2.4)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(30.2)	(66.6)	(46.4)
Prepaid expenses and other current assets	(7.4)	(16.2)	(17.9)
Deferred commissions	(120.2)	(120.2)	(116.8)
Accounts payable and other liabilities	43.5	33.9	23.2
Lease liabilities	(38.0)	(39.2)	(37.4)
Income taxes payable, net	22.4	10.7	(19.3)
Deferred revenue	11.2	(1.3)	6.8
Other assets	(0.5)	(1.0)	2.2
Net cash provided by operating activities	392.6	489.5	478.7

Investing activities:
Proceeds from sale and settlement of investments	—	3.8	0.9
Proceeds from sale of property and equipment and other assets	1.7	—	30.1
Purchases of property, equipment, and other assets for new campuses	(579.0)	(117.5)	(35.2)
Purchases of property, equipment, and other assets	(58.9)	(25.3)	(58.6)
Cash paid for acquisitions, net of cash acquired	(276.7)	(99.6)	(6.3)
Net cash (used in) investing activities	(912.9)	(238.6)	(69.1)

Financing activities:
Payments of long-term debt assumed in acquisition	—	—	(2.2)
Repurchase of restricted stock to satisfy tax withholding obligations	(29.5)	(26.4)	(23.0)
Proceeds from equity offering, net of transaction costs	—	—	745.7
Proceeds from exercise of stock options and employee stock purchase plan	24.5	23.4	13.5
Payments of debt issuance costs	(3.6)	—	—
Principal repayments of finance lease obligations	(5.1)	(0.7)	—
Net cash (used in) provided by financing activities	(13.7)	(3.7)	734.0

Effect of foreign currency exchange rates on cash and cash equivalents	(0.9)	0.7	(2.7)
Net (decrease) increase in cash and cash equivalents	(534.9)	247.9	1,140.9
Cash and cash equivalents at beginning of year	5,215.9	4,968.0	3,827.1
Cash and cash equivalents at end of year	$4,681.0	$5,215.9	$4,968.0

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022

Supplemental cash flow disclosures:
Interest paid	$31.0	$30.7	$29.9
Income taxes paid	$99.8	$163.2	$169.2

Supplemental non-cash investing and financing activities:
Consideration owed for acquisitions	$1.2	$7.6	$—
Accrued capital expenditures and non-cash landlord incentives	$63.7	$28.9	$14.7
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION
CoStar Group (the “Company”) is a leading global provider of commercial and residential real estate information, analytics, and online marketplaces. We have created and compiled a standardized platform of online marketplace services, information, and analytics where industry professionals, consumers of real estate, and the related business communities can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all property types, including office, residential, retail, industrial, multifamily, land, mixed-use, and hospitality. The Company's services are typically distributed to its customers under subscription-based agreements that typically renew automatically, and have a minimum term of one year. The Company operates within two operating segments, North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America.
The Company acquired Business Immo, OnTheMarket, and Visual Lease in April 2022, December 2023, and November 2024, respectively. See Note 5 for further discussion of these acquisitions.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.
Reclassifications
Certain prior year amounts in the property and equipment summary in Note 8 have been reclassified to conform to the current year presentation. The reclassifications did not affect the consolidated balances sheets, consolidated statements of operations, or other consolidated financial statements for the years ended December 31, 2023 and 2022.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for credit losses, the useful lives and recoverability of long-lived and intangible assets, goodwill impairment assessment, income taxes, accounting for business combinations, stock-based compensation, estimating the Company's incremental borrowing rate for its leases, and contingencies, among others. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from these estimates.
Revenue Recognition
The Company derives revenues primarily by (i) providing access to its proprietary database of commercial real estate information, including benchmarking and analytics for the hospitality industry, and analytics for lenders (ii) providing online marketplaces for professional property management companies, property owners, real estate agents and brokers, and landlords, in each case, typically through a fixed monthly fee for its subscription-based advertising services. Other subscription-based services include (i) real estate and lease management solutions to commercial customers and real estate investors and (ii) access to applications to manage workflow for residential real estate agents.
Subscription contract rates are generally based on the number of sites, number of users, organization size, the customer’s business focus, geography, the number of properties reported on or analyzed, the number and types of services to which a customer subscribes, the number of properties a customer advertises, the number of transactions and average transaction size a broker or agent has closed, and the prominence and placement of a customer's advertised properties in the search results. The Company’s subscription-based license or membership agreements typically renew automatically, and a majority have a term of at least one year. Revenue from our subscription-based contracts was approximately 96%, 95%, and 93% of total revenue for the years ended December 31, 2024, 2023, and 2022, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company also derives revenues from transaction-based services including: (i) an online auction platform for commercial real estate through Ten-X, (ii) providing online tenant applications, including background and credit checks, and rental payment processing, and (iii) ancillary products and services that are sold on an ad hoc basis.
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
Cost of Revenues
Cost of revenues principally consists of salaries, benefits, bonuses, stock-based compensation expenses, and other indirect costs for the Company's researchers who collect and analyze the real estate data that is the basis for the Company's online marketplaces, information, and analytics, and for employees that support these products. Additionally, cost of revenues includes the cost of data from third-party data sources, product hosting costs, and costs related to advertising purchased on behalf of customers, credit card and other transaction fees relating to processing customer transactions, which are expensed as incurred, and the amortization of acquired trade names, technology, and certain other intangible assets.
Foreign Currency Translation
The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other (expense) income, net in the consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized a net foreign currency loss of $0.7 million, a net foreign currency gain of $3.0 million, and a net foreign currency gain of $1.4 million for the years ended December 31, 2024, 2023, and 2022, respectively, which are included in other (expense) income, net on the consolidated statements of operations.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax, were as follows (in millions):

	As of December 31,
	2024	2023
Foreign currency translation loss	$(25.5)	$(17.6)
Total accumulated other comprehensive loss	$(25.5)	$(17.6)
There were no amounts reclassified out of accumulated other comprehensive loss to the consolidated statements of operations for both the years ended December 31, 2024 and 2023.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs include digital marketing, television, radio, print, and other media advertising. Advertising costs were $845.2 million, $549.6 million and $305.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
See Note 12 for further discussion of the Company's income taxes.
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
Stock-based compensation expense for stock options, restricted stock awards, and restricted stock units issued under equity incentive plans, stock purchases under the ESPP, DSUs, and Matching RSUs awarded under the MSPP included in the Company’s consolidated statements of operations were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$14.5	$14.3	$12.6
Selling and marketing (excluding customer base amortization)	11.2	9.1	7.8
Software development	21.8	17.5	13.0
General and administrative	41.5	44.1	41.8
Total stock-based compensation expense	$89.0	$85.0	$75.2
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents were $4.7 billion and $5.2 billion as of December 31, 2024 and 2023, respectively. The Company had no restricted cash as of December 31, 2024 and 2023.
Concentration of Credit Risk and Financial Instruments
The Company’s customer base creates a lack of dependence on any individual customer that mitigates the risk of nonpayment of the Company’s accounts receivable. No single customer accounted for more than 5% of the Company’s revenues for each of the years ended December 31, 2024, 2023, and 2022. The carrying amount of the accounts receivable approximates the net realizable value.
The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation-insured limits. The Company manages its credit risk associated with cash concentrations by diversifying cash holdings across AAA-rated Government and Treasury Money Market Funds and multiple high quality financial institutions, and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Historically, the Company has not experienced any losses due to such cash concentrations.
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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
•Information Services Portfolio Segment - The Information Services portfolio segment consists of four classes of trade receivables: CoStar Real Estate Manager; Hospitality, North America; Hospitality, International, and other Information Services.
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
Leases
The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at the commencement of the arrangement, at which time the Company also measures and recognizes an ROU asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. For the purposes of recognizing ROU assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient to not recognize a ROU asset or lease liability for short-term leases, which are leases with a term of 12 months or less. The lease term is defined as the noncancellable portion of the lease term, plus any periods covered by an option to extend the lease if it is reasonably certain that the option will be exercised.
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
Finance lease costs primarily relate to vehicles used by the Company's research teams and the amortization of the ROU assets are recorded to cost of revenues in the consolidated statements of operations. The impact of lease costs related to short-term leases was not material for the year ended December 31, 2024 and 2023.
See Note 7 for further discussion of the Company’s accounting for leases.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. All repairs and maintenance costs are expensed as incurred. Construction in progress includes expenditures for construction and improvements to our campuses and are stated at cost. The Company capitalized interest costs during the construction phase. Capitalized costs are allocated to certain property and equipment categories upon substantial completion. Costs related to acquisition of additional aircraft components or the replacement of existing aircraft components are capitalized and depreciated over the estimated useful life of the aircraft or the added or replaced component, whichever is less. Depreciation and amortization are calculated on a straight-line basis over the following estimated useful lives of the assets:

Buildings	Twenty to thirty-nine years
Land	Indefinite
Aircraft	Ten to twenty years
Furniture and office equipment	Five to ten years
Vehicles	Four to five years
Computer hardware and software	Three to five years
Leasehold improvements	Shorter of lease terms or useful life
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
Long-Lived Assets, Intangible Assets, and Goodwill
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
Acquired technology and data, customer base assets, trade names, and other intangible assets are related to the Company’s acquisitions. Acquired technology and data is amortized on a straight-line basis over periods ranging from 2 years to 8 years. Acquired intangible assets characterized as customer base assets consist of acquired customer contracts and the related customer relationships and are amortized over periods ranging from 6 years to 15 years. Acquired customer bases are amortized on an accelerated or straight-line basis depending on the expected economic benefit of the intangible asset. Acquired trade names and other intangible assets are amortized on a straight-line basis over periods ranging from 2 years to 15 years. The Company removes fully amortized intangible assets from the cost and accumulated amortization amounts disclosed.
Goodwill represents the future economic benefits arising from a business combination and is calculated as the excess of the purchase consideration paid in a business combination over the fair value of the net identifiable assets acquired. Goodwill is not amortized, but instead is assigned to each of the Company's reporting units and tested for impairment at least annually, on October 1, or more frequently if an event or other circumstance indicates that the fair value of a reporting unit may be below its carrying amount. The Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or elect to bypass the qualitative assessment. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or the Company elects to bypass the qualitative assessment, the Company then performs a quantitative assessment by determining the fair value of each reporting unit. The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates including the discount rate, growth rate and future financial performance. Assumptions

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company's forecasts, business plans, economic projections, and anticipated future cash flows. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.
See Notes 5, 9, and 10 for further discussion of the Company's acquisitions, goodwill, and intangible assets, respectively.
Leasing Operations and Other Expense/Income, Net
In February 2024, the Company closed on the purchase of an office tower and the land on which it rests in Arlington, Virginia. In January 2025, the Company relocated its headquarters from Washington, D.C. to Arlington, VA occupying approximately 30% of the building. The Company intends to build out further space in this building to support anticipated growth and expansion of its operations in the coming years. Maintenance, physical facilities, leasing, property management, and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office tower measures approximately 550,000 rentable square feet.
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
The fair values of identified intangible assets and liabilities were determined based on the following:
•The value allocable to the above- or below-market component of an acquired in-place lease is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired lease) of the difference between: (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using market rates current at the time of the acquisition for the remaining term of the lease. Amounts allocated to above-market leases are recorded as above-market leases in intangible assets, net in the consolidated balance sheets. These intangible assets are amortized on a straight-line basis over periods ranging from 2 years to 11 years as a reduction to lease income which is recorded within other (expense) income, net in the consolidated statements of operations over the remaining terms of the respective leases.
•Factors considered in determining the value allocable to in-place leases during hypothetical lease-up periods related to space that is leased at the time of acquisition include: (i) lost rent and operating cost recoveries during the hypothetical lease-up period and (ii) theoretical leasing commissions required to execute similar leases. These intangible assets are recorded as in-place leases in intangible assets, net in the consolidated balance sheets and are amortized over periods ranging from 2 years to 11 years to other (expense) income, net in the consolidated statements of operations over the remaining terms of the existing leases.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total cost of the land and building was $343.0 million and was allocated to the following components (in millions):

Component	Balance Sheet Caption	Amount
Land	Property and equipment, net	$17.2
Building	Property and equipment, net	224.5
Land and building improvements	Property and equipment, net	27.5
Above-market leases	Intangible assets, net	41.7
In-place leases	Intangible assets, net	32.1
		$343.0
The cash paid for this asset acquisition was included in the caption purchases of property, equipment, and other assets for new campuses in the consolidated statement of cash flows. The Company records the activity from this building's operations and leases, including building depreciation and operating expenses for space occupied by third parties, as other (expense) income, net in the consolidated statements of operations.
In October 2024, the Company and a building tenant modified a lease agreement to reduce the leased space and extend the lease term of a portion of the remaining space. Among other provisions, the modified lease agreement requires the tenant to make a $48 million buyout payment, in two equal installments, which will be recognized prospectively over the modified lease term. The Company received the first installment of the buyout payment in fourth quarter of 2024. The second installment of the buyout payment is due in 2025. The tenant surrendered certain space concurrently with the execution of the modified lease agreement and the Company began to outfit this space to host its employees.
Deferred lease income as of December 31, 2024 was as follows (in millions):

Balance	Balance Sheet Caption	Year Ended December 31, 2024
Current portion	Accrued expenses and other current liabilities	$4.5
Non-current portion	Lease and other long-term liabilities	18.5
Total deferred lease income		$23.0
Lease income includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease. When a renewal option is included within the lease, the Company assesses whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Further, lease income includes tenant reimbursement amounts for the recovery of the operating expenses and real estate taxes. Tenant reimbursements, which vary each period, are non-lease components that are not the predominant activity within the contract. The Company has elected the practical expedient that allows it to combine certain lease and non-lease components of operating leases. Non-lease components are recognized together with fixed base rent in "lease income," as variable lease income in the same period as the related expenses are incurred. Variable lease income was not material for the year ended December 31, 2024. Components of other (expense) income, net related to leasing operations for the year ended December 31, 2024 were as follows (in millions):

Year Ended December 31, 2024
Lease income(1)	$22.0
Less:
Property operating expenses	9.3
Depreciation and amortization expense	19.1
Other expense from leasing operations	$(6.4)
__________________________
(1) Includes $9.5 million of amortization expense of above-market leases.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a maturity analysis of the annual undiscounted cash flows as of December 31, 2024 (in millions):

Operating Lease Payments
2025	$41.4
2026	17.2
2027	16.8
2028	11.5
2029	9.7
Thereafter	38.5
Total undiscounted cash flows	$135.1
Building depreciation and operating expenses for space occupied by the Company are allocated between cost of revenues, selling and marketing (excluding customer base amortization), software development, and general and administrative expenses on the consolidated statement of operations based on the headcount of the respective departments occupying the building. As of December 31, 2024, the Company occupied approximately 30% of the property with the remainder leased or available to be leased to third parties.
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
Business Combinations
The Company includes the results of operations of the businesses that it acquires from the date of acquisition. The Company generally allocates the purchase consideration to the tangible assets acquired and liabilities assumed and intangible assets acquired based on their estimated fair values on the date of the acquisition. The purchase price is generally determined based on the fair value of the assets transferred, liabilities assumed, and equity interests issued, after considering any transactions that are separate from the business combination. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The Company applies significant assumptions, estimates, and judgments in determining the fair value of assets acquired and liabilities assumed on the acquisition date, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology and acquired trade names, useful lives, royalty rates, and discount rates. Estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any adjustments to provisional amounts that are identified during the measurement period, not to exceed one year from the date of acquisition, are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
The Company has elected the practical expedient provided under ASC 805, Business Combinations, which allows for contract assets and liabilities acquired or assumed in an acquisition to be measured in accordance with the accounting framework for revenue from contracts with customers as if the Company had originated the acquired contract. This is an exception to the general requirement to measure assets acquired and liabilities assumed at their fair value on the acquisition date.
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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted ASU No. 2023-07 (Topic 280), Improvements to Reportable Segment Disclosures effective January 1, 2024. This guidance requires enhanced disclosures about significant segment expenses. Additionally, it requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The adoption resulted in expanded segment reporting disclosures, with no impacts to our financial condition and results of operations.
Recent Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
The Company provides online marketplaces, information, and analytics to the commercial real estate industry, hospitality industry, residential industry, and related professionals. Revenues by operating segment and type of service consist of the following (in millions):

	Year Ended December 31,
	2024			2023			2022
	North America	International	Total	North America	International	Total	North America	International	Total
CoStar	$957.3	$63.2	$1,020.5	$886.0	$39.2	$925.2	$800.2	$36.8	$837.0
Information services	115.2	20.7	135.9	132.4	38.5	170.9	125.0	32.4	157.4
Multifamily	1,067.3	—	1,067.3	914.2	—	914.2	745.4	—	745.4
LoopNet	270.9	10.8	281.7	255.4	9.4	264.8	223.7	7.2	230.9
Residential	58.9	41.7	100.6	43.9	2.2	46.1	73.7	—	73.7
Other Marketplaces	130.2	—	130.2	133.8	—	133.8	138.0	—	138.0
Total revenues	$2,599.8	$136.4	$2,736.2	$2,365.7	$89.3	$2,455.0	$2,106.0	$76.4	$2,182.4
Deferred Revenue
Deferred revenue as of December 31, 2024 and 2023 was as follows (in millions):

		December 31,
Balance	Balance Sheet Caption	2024	2023
Current portion	Deferred revenue	$137.1	$104.2
Non-current portion	Lease and other long-term liabilities	0.2	0.1
Total deferred revenue		$137.3	$104.3
Changes in deferred revenue for the period were as follows (in millions):

Balance at December 31, 2023	$104.3
Revenues recognized in the current period from the amounts in the beginning balance	(102.8)
New deferrals, net of amounts recognized in the current period(1)	136.4
Effects of foreign currency	(0.6)
Balance at December 31, 2024	$137.3
__________________________
(1) This balance includes $22.4 million of net new deferrals recognized in connection with business acquisitions made in 2024. See Note 5 for further discussion of acquisitions.
Contract Assets
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Contract assets as of December 31, 2024 and 2023 were as follows (in millions):

		December 31,
Balance	Balance Sheet Caption	2024	2023
Current portion	Prepaid expenses and other current assets	$5.8	$5.8
Non-current portion	Deposits and other assets	6.0	8.0
Total contract assets		$11.8	$13.8

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenues were reduced by $2.0 million from contract assets for the year ended December 31, 2024 and revenues recognized from contract assets were $1.4 million for the year ended December 31, 2023.
Commissions
Commissions expense is included in selling and marketing expense in the Company's consolidated statements of operations. The Company determined that no deferred commissions were impaired as of both December 31, 2024 and 2023. Commissions expense activity for the years ended December 31, 2024, 2023, and 2022, was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Commissions incurred	$180.9	$173.5	$162.1
Commissions capitalized in the current period	(120.2)	(120.2)	(116.8)
Amortization of deferred commissions costs	116.7	95.2	76.1
Total commissions expense	$177.4	$148.5	$121.4
See Note 2 for the Company's policy on accounting for commissions.
Unsatisfied Performance Obligations
Remaining contract consideration for which revenue had not been recognized due to unsatisfied performance obligations was $392.3 million as of December 31, 2024, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.
4.ALLOWANCE FOR CREDIT LOSSES
The following tables detail the activity related to the allowance for credit losses for trade receivables by portfolio segment (in millions):

	Year Ended December 31, 2024
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2023	$9.7	$2.5	$7.3	$2.7	$1.0	$23.2
Current-period provision (release) for expected credit losses	15.5	2.4	12.4	5.6	0.5	36.4
Write-offs charged against the allowance, net of recoveries and other	(19.1)	(1.0)	(10.3)	(5.3)	(1.1)	(36.8)
Ending balance at December 31, 2024	$6.1	$3.9	$9.4	$3.0	$0.4	$22.8

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2022	$4.5	$1.1	$4.3	$1.4	$0.9	$12.2
Current-period provision (release) for expected credit losses	22.1	1.4	4.9	6.0	0.6	35.0
Write-offs charged against the allowance, net of recoveries and other	(16.9)	—	(1.9)	(4.7)	(0.5)	(24.0)
Ending balance at December 31, 2023	$9.7	$2.5	$7.3	$2.7	$1.0	$23.2

	Year Ended December 31, 2022
	CoStar	Information Services	Multifamily	LoopNet	Other Marketplaces	Total
Beginning balance at December 31, 2021	$5.4	$1.8	$3.4	$2.0	$0.8	$13.4
Current-period provision for expected credit losses	9.2	(0.6)	5.8	3.8	0.1	18.3
Write-offs charged against the allowance, net of recoveries and other	(10.1)	(0.1)	(4.9)	(4.4)	—	(19.5)
Ending balance at December 31, 2022	$4.5	$1.1	$4.3	$1.4	$0.9	$12.2
Credit loss expense is included in general and administrative expenses on the consolidated statements of operations. Credit loss expense related to contract assets was not material for the years ended December 31, 2024, 2023, and 2022. The majority of the Residential portfolio segment revenue is e-commerce based and does not result in accounts receivable.
5.    ACQUISITIONS
Matterport
On April 21, 2024, the Company entered into the Matterport Merger Agreement with Matterport, subject to the terms and conditions of which, each share of Matterport Common Stock issued and outstanding immediately prior to the effective time of the First Merger (the “First Effective Time”) (other than any cancelled shares or Dissenting Shares (as defined in the Matterport Merger Agreement)) will be converted into (i) a number of CoStar Group Shares equal to the Merger Exchange Ratio (such consideration, the “Per Share Stock Consideration”) and (ii) $2.75 in cash per share, without interest (the “Per Share Cash Consideration”). Holders of Matterport Common Stock will receive cash in lieu of fractional CoStar Group Shares (the “Fractional Share Consideration” and, together with the Per Share Stock Consideration and the Per Share Cash Consideration, collectively, the “Matterport Merger Consideration”).
Consummation of the Mergers is subject to certain customary conditions, including, among others, expiration or termination of the applicable waiting periods under the HSR Act and the Antitrust Laws (each as defined in the Matterport Merger Agreement) of certain other jurisdictions, the absence of any law, injunction, order, or award restraining, enjoining, or otherwise prohibiting or making illegal the consummation of the Mergers. Each party’s obligation to consummate the Mergers is subject to certain other conditions, including the accuracy of the representations and warranties of the other party, compliance in all material respects by the other party with its obligations under the Matterport Merger Agreement, and the absence of a material adverse effect related to the other party. Consummation of the Mergers is not subject to approval by our stockholders or to any financing condition.
On July 3, 2024, Matterport and CoStar Group each received a request for additional information and documentary materials (the “Second Request”) from the FTC in connection with the FTC’s review of the Transaction. The effect of the

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Matterport and CoStar Group have each substantially complied with their respective Second Requests, unless that period is extended or terminated sooner by the FTC. Matterport and CoStar Group certified they were in substantial compliance with the Second Request in November 2024 and January 2025, respectively. Each of Matterport and CoStar Group continue to work cooperatively with the FTC in its review of the Transaction and expect that the Transaction will be completed in the first quarter of 2025, subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the Matterport Merger Agreement.
The Matterport Merger Agreement requires the Company to pay an $85 million fee to Matterport in the event the Matterport Merger Agreement is terminated under specified circumstances, including, among others: if certain antitrust approvals are not obtained or a governmental order related to antitrust or competition matters prohibits the consummation of the transaction. The Company intends to fund the cash consideration with cash on hand and expects the transaction to close in the first quarter of 2025. The cash consideration is estimated to be $940 million and the stock consideration would require the issuance of approximately 11.2 million CoStar Group Shares using the share price of the Company at April 19, 2024, not considering Fractional Share Consideration. In addition, awards of restricted stock units relating to Matterport grants that are outstanding at the time of the First Merger will be converted into a corresponding award of CoStar Group Shares based on the Matterport Merger Consideration.
Visual Lease
In November 2024 CoStar acquired Visual Lease for total consideration of $276.0 million, in accordance with the terms under the Visual Lease Merger Agreement. Visual Lease is the operator of a SaaS platform for integrated lease management and lease accounting.
The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair value as of the closing date of the acquisition (in millions):

Preliminary: November 1, 2024
Cash and cash equivalents	$5.2
Accounts receivable	4.2
Long-term deferred tax assets	5.3
Goodwill	148.0
Intangible assets	135.9
Deferred revenue	(22.4)
Other assets and liabilities	(0.2)
Fair value of identifiable net assets acquired	$276.0
The net assets of Visual Lease were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates. The purchase price allocation is preliminary, subject primarily to the Company's assessment of certain tax matters and contingencies. The key assumptions used in the valuation include discount rates, projected revenue growth rates, customer attrition rates, and profit margins.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the fair values (in millions) of the identifiable intangible assets acquired in the Visual Lease Acquisition included in the Company's North America operating segment, their related estimated useful lives (in years), and their respective amortization methods:

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Customer base	$119.3	15	Accelerated
Trade name	1.3	5	Straight-line
Software technology	1.5	3	Straight-line
Database technology	13.8	7.5	Straight-line
Total intangible assets	$135.9
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Visual Lease Acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with our CoStar Real Estate Manager operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $148.0 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment, of which $132.7 million is expected to be deductible for income tax purposes. Transaction costs associated with the Visual Lease Acquisition were $6.8 million.
OnTheMarket
On December 12, 2023, CoStar UK acquired OnTheMarket, the operator of onthemarket.com, a U.K. residential property portal. At the time of closing, CoStar UK acquired all of the then issued ordinary share capital of OnTheMarket for cash consideration of 110 pence per share or £94.0 million ($117.9 million). OnTheMarket had certain share option contracts that had not been exercised at the time of closing for which CoStar UK has established a liability for £2.0 million ($2.5 million). This resulted in total consideration of £96.0 million ($120.4 million). Certain shares outstanding at the time of the closing resulted from contracts held by employees of OnTheMarket or its subsidiaries that required OnTheMarket to withhold income and employment taxes of £4.0 million ($5.1 million) which represented consideration payable at December 31, 2023 and were remitted in January 2024.
The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair value as of the closing date of the acquisition (in millions):

	Preliminary: December 12, 2023	Measurement Period Adjustments	Final
Cash and cash equivalents	$18.2	$—	$18.2
Accounts receivable	2.3	0.4	2.7
Goodwill	62.8	(1.1)	61.7
Intangible assets	55.2	—	55.2
Accrued expenses	(12.7)	1.3	(11.4)
Accrued wages and commissions	(2.0)	—	(2.0)
Deferred income taxes, net	(3.0)	(0.1)	(3.1)
Other assets and liabilities	(0.4)	(0.5)	(0.9)
Fair value of identifiable net assets acquired	$120.4	$—	$120.4
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
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the OnTheMarket Acquisition includes, but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with international operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $61.7 million of goodwill recorded as part of the acquisition is associated with the Company's International operating segment, of which none is expected to be deductible for income tax purposes. Transaction costs associated with the OnTheMarket Acquisition were $11.0 million.
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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The unaudited pro forma financial information presented below reflects the consolidated results of operations of the Company assuming the Visual Lease Acquisition had taken place on January 1, 2023 and was as follows (in millions, except per share data):

	Year Ended December 31,
	2024	2023
Revenue	$2,769.0	$2,490.6
Net income	$135.0	$357.3
Net income per share - basic	$0.33	$0.88
Net income per share - diluted	$0.33	$0.88
Revenue and net income attributable to Visual Lease from November 1, 2024 through December 31, 2024 was not material.
The pro forma financial information of the Business Immo Acquisition was not material.
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
The Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $4.5 billion and $5.1 billion as of December 31, 2024 and 2023, respectively. The Company had no Level 2 or Level 3 financial assets measured at fair value as of December 31, 2024 and 2023.
The Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, accrued expenses, and Senior Notes. The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of December 31, 2024 and 2023. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $0.9 billion and $0.9 billion as of December 31, 2024 and 2023, respectively.
7.    LEASES
The Company has operating and finance leases for its office facilities, data centers, and certain vehicles, as well as finance leases for office equipment. The Company's leases have remaining terms up to ten years. The leases contain various renewal and termination options. The period that is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. The period that is subject to an option to terminate the lease is included if it is reasonably certain that the option will not be exercised.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease costs related to the Company's operating and finance leases included in the consolidated statements of operations were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease costs:
Cost of revenues	$10.1	$10.0	$8.4
Software development	8.5	6.3	7.2
Selling and marketing (excluding customer base amortization)	15.1	15.4	12.6
General and administrative	7.3	4.0	5.4
Total operating lease costs	41.0	35.7	33.6
Finance lease costs:
Amortization of ROU assets	4.7	0.8	—
Interest on lease liabilities	1.4	0.2	—
Total finance lease costs	6.1	1.0	—
Total lease costs	$47.1	$36.7	$33.6
Finance lease costs primarily relate to vehicles used by the Company's research teams, and the amortization of the ROU assets are recorded to cost of revenue in the consolidated statements of operations. The impact of lease costs related to short-term leases was not material for the years ended December 31, 2024, 2023, and 2022.
Supplemental balance sheet information related to operating leases was as follows (in millions):

		Year Ended December 31,
Balance	Balance Sheet Location	2024	2023
Operating lease liabilities		$138.9	$109.9
Less: imputed interest		18.2	7.0
Present value of lease liabilities		120.7	102.9
Less: current portion of lease liabilities	Lease liabilities	27.0	36.9
Long-term lease liabilities	Lease and other long-term liabilities	$93.7	$66.0

Weighted-average remaining lease term in years		5.6	3.9
Weighted-average discount rate		4.4%	3.6%
ROU Assets	Lease right-of-use assets	$103.0	$79.8

Finance lease liabilities		$16.6	$14.6
Less: imputed interest		1.6	1.6
Present value of lease liabilities		15.0	13.0
Less: current portion of lease liabilities	Lease liabilities	5.0	3.1
Long-term lease liabilities	Lease and other long-term liabilities	$10.0	$9.9

Weighted-average remaining lease term in years		3.0	3.8
Weighted-average discount rate		6.4%	7.8%
ROU Assets	Property and equipment, net	$15.7	$10.8

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$46.8	$44.9	$41.6
Operating cash flows used in finance leases	$1.1	$0.2	$—
Financing cash flows used in finance leases	$5.1	$0.7	$—

ROU assets obtained in exchange for new lease obligations:
Operating leases	$57.2	$29.1	$20.0
Finance leases	$7.2	$13.6	$—
8.    PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in millions):

	December 31,
	2024	2023
Leasehold improvements	$81.5	$82.3
Furniture, office equipment, and vehicles	72.9	70.4
Computer hardware and software	53.7	56.3
Aircraft	66.7	44.2
Land	69.8	52.2
Construction in progress	431.8	163.7
Buildings	373.4	108.6
Property and equipment, gross	1,149.8	577.7
Accumulated depreciation and amortization	(134.9)	(105.5)
Property and equipment, net	$1,014.9	$472.2
Depreciation expense for property and equipment was approximately $57.2 million, $33.8 million and $29.1 million, for the years ended December 31, 2024, 2023, and 2022, respectively. For the years ended December 31, 2024 and 2023, the Company removed $27.3 million and $14.1 million, respectively, of property and equipment that was fully depreciated from property and equipment, gross and accumulated depreciation and amortization, which had no impact on the Company's financial results.
Included in the table above are $266.0 million and $13.1 million of buildings and improvements and accumulated depreciation and amortization, respectively, related to operating leases where The Company is the lessor as of December 31, 2024.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.    GOODWILL
The changes in the carrying amount of goodwill by operating segment consist of the following (in millions):

	North America	International	Total
Goodwill, December 31, 2022	$2,149.2	$165.6	$2,314.8
Acquisitions, including measurement period adjustments(1)	—	62.8	62.8
Effect of foreign currency translation	—	8.6	8.6
Goodwill, December 31, 2023	2,149.2	237.0	2,386.2
Acquisitions, including measurement period adjustments(2)	148.0	(1.1)	146.9
Effect of foreign currency translation	—	(5.5)	(5.5)
Goodwill, December 31, 2024	$2,297.2	$230.4	$2,527.6
__________________________
(1) International goodwill generated during the year ended December 31, 2023 from the OnTheMarket Acquisition was $62.8 million.
(2) North America goodwill generated during the year ended December 31, 2024 from the Visual Lease Acquisition was $148.0 million.
The Company expects $132.7 million of goodwill generated from acquisitions completed in 2024 to be deductible for tax purposes. Goodwill generated from acquisitions completed in 2023 were not deductible for tax purposes.
No impairments of the Company's goodwill were recognized during each of the years ended December 31, 2024, 2023, and 2022.
10.    INTANGIBLE ASSETS
Intangible assets consist of the following (in millions, except amortization period data):

	December 31,		Weighted- Average Amortization Period (in years)
	2024	2023
Acquired database technology	$47.4	$36.3	6
Accumulated amortization	(24.7)	(21.0)
Acquired database technology, net	22.7	15.3

Acquired customer base	556.9	509.5	11
Accumulated amortization	(304.1)	(330.7)
Acquired customer base, net	252.8	178.8

Acquired trade names and other	240.8	258.9	13
Accumulated amortization	(141.4)	(139.3)
Acquired trade names and other, net	99.4	119.6

Acquired above-market leases	41.5	—	9
Accumulated amortization	(9.3)	—
Acquired above-market leases, net	32.2	—

Acquired in-place leases	32.0	—	9
Accumulated amortization	(5.9)	—
Acquired in-place leases, net	26.1	—

Intangible assets, net	$433.2	$313.7

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization expense for intangible assets was approximately $89.7 million, $73.7 million and $102.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. For the years ended December 31, 2024, 2023, and 2022, the Company removed $91.7 million, $7.4 million, and $87.7 million, respectively, of intangible assets that were fully amortized from the acquired intangible assets and accumulated amortization, which had no impact on the Company's financial results.
In the aggregate, the Company expects the future amortization expense for intangible assets existing as of December 31, 2024 to be approximately $81.9 million, $68.7 million, $58.9 million, $49.3 million and $40.4 million for the years ending December 31, 2025, 2026, 2027, 2028, and 2029, respectively.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No impairments of the Company's intangible assets were recognized during each of the years ended December 31, 2024, 2023, and 2022. The Company decided to eliminate usage fees related to agent access to a legacy product charged to a specific customer class. This resulted in an acceleration of $16.3 million of amortization expense in 2022 for acquired customer base for this customer class.
11.    LONG-TERM DEBT
The table below presents the components of outstanding debt (in millions):

	December 31,
	2024	2023
2.800% Senior Notes due July 15, 2030	$1,000.0	$1,000.0
2020 Credit Agreement, due July 1, 2025		—
2024 Credit Agreement, due May 24, 2029	—
Total face amount of long-term debt	1,000.0	1,000.0
Senior Notes unamortized discount and issuance costs	(8.1)	(9.5)
Long-term debt, net	991.9	990.5
Senior Notes
On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act, and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes), and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries and the indenture governing the Senior Notes contains covenants, events of default, and other customary provisions with which the Company was in compliance as of December 31, 2024.
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
The 2024 Credit Agreement contains customary affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the administrative agent, notice to the administrative agent upon the

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
occurrence of certain material events, preservation of existence, maintenance of properties, and compliance with laws, including environmental laws, subject to certain exceptions. The 2024 Credit Agreement contains customary negative covenants, including, among others, restrictions on the ability of the Company and its subsidiaries to merge and consolidate with other companies, restrictions on the ability of certain subsidiaries to incur indebtedness, and restrictions on the ability of the Company and certain subsidiaries to grant liens or security interests on assets, subject to certain exceptions. The 2024 Credit Agreement contains a financial maintenance covenant that requires the Company to maintain a Total Leverage Ratio (as defined in the 2024 Credit Agreement) of less than or equal to 4.50 to 1.00, tested at the end of each fiscal quarter. The 2024 Credit Agreement also provides for a number of customary events of default, including, among others: payment defaults to the Lenders, voluntary and involuntary bankruptcy proceedings, covenant defaults, material inaccuracies of representations and warranties, cross-acceleration to other material indebtedness, certain change of control events, material money judgments, and other customary events of default. The occurrence of an event of default could result in the acceleration of obligations and the termination of lending commitments under the 2024 Credit Agreement. The Company was in compliance with the covenants in the 2024 Credit Agreement as of December 31, 2024. As of December 31, 2024, the Company had no amounts drawn under this facility.
The Company had $3.8 million and $1.6 million of deferred debt issuance costs related to the revolving credit facility as of December 31, 2024 and 2023, respectively. These amounts are included in deposits and other assets on the Company's consolidated balance sheets.
For the years ended December 31, 2024, 2023, and 2022, the Company recognized interest expense as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Interest on outstanding borrowings	$28.0	$28.0	$28.0
Amortization of Senior Notes discount and issuance costs	2.8	2.4	2.3
Interest capitalized for construction in progress	(6.3)	(1.6)	—
Commitment fees and other	2.9	2.6	2.0
Total interest expense	$27.4	$31.4	$32.3
12.    INCOME TAXES
The components of the provision for income taxes attributable to operations consist of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$90.7	$126.3	$116.3
State	28.0	36.6	31.2
Foreign	2.8	0.9	0.7
Total current	121.5	163.8	148.2
Deferred:
Federal	(42.1)	(31.7)	(20.4)
State	(8.4)	(2.9)	(9.6)
Foreign	0.4	(2.6)	(1.2)
Total deferred	(50.1)	(37.2)	(31.2)
Total provision for income taxes	$71.4	$126.6	$117.0

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of deferred tax assets and liabilities consist of the following (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Allowance for credit losses	$5.1	$5.8
Accrued compensation	13.0	11.9
Stock compensation	15.0	15.3
Net operating losses	49.9	34.7
Accrued reserve and other	19.6	5.8
Lease liabilities	26.2	21.8
Capitalized research and development costs	140.0	92.4
Research and development credits	5.1	4.5
Total deferred tax assets, prior to valuation allowance	273.9	192.2

Valuation allowance	(33.3)	(9.0)
Total deferred tax assets, net of valuation allowance	240.6	183.2

Deferred tax liabilities:
Deferred commission costs, net	(42.8)	(42.3)
Lease right-of-use assets	(16.2)	(16.0)
Prepaid expenses	(5.2)	(4.1)
Property and equipment, net	(9.4)	(25.1)
Intangible assets, net	(144.0)	(128.1)
Total deferred tax liabilities	(217.6)	(215.6)

Net deferred tax assets (liabilities)	$23.0	$(32.4)
For both the years ended December 31, 2024 and 2023, the Company has not recognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries that were deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.
As of both December 31, 2024 and 2023, a valuation allowance has been established for certain deferred tax assets due to the uncertainty of realization. The valuation allowance as of both December 31, 2024 and 2023 includes an allowance for acquired net operating losses and foreign deferred tax assets.
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
The Company’s change in valuation allowance was an increase of approximately $24.3 million for the year ended December 31, 2024 and an increase of approximately $3.8 million for the year ended December 31, 2023. The increases for the years ended December 31, 2024 and 2023 were primarily due to increases in foreign net operating loss deferred tax assets for which a full valuation allowance has been established.
The Company had U.S. income before income taxes of approximately $293.8 million, $526.7 million, and $493.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company had foreign losses before income taxes of

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
approximately $83.7 million, $25.4 million, and $6.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Expected federal income tax provision at statutory rate	$44.1	$105.3	$102.1
State income taxes, net of federal benefit	18.4	27.4	21.5
Increase (decrease) in valuation allowance	22.0	1.9	(0.5)
Foreign tax rate differential	(3.3)	(1.0)	(0.3)
Research credits	(28.9)	(20.2)	(17.5)
Excess tax benefit	(1.8)	(5.9)	(1.8)
Tax reserves	6.8	4.2	1.5
Nondeductible compensation	9.2	8.8	11.4
Other adjustments	4.9	6.1	0.6
Income tax expense	$71.4	$126.6	$117.0
The Company has net operating loss carryforwards for international income tax purposes of approximately $147.2 million that do not expire. The Company has federal net operating loss carryforwards of approximately $58.9 million that begin to expire in 2033, state net operating loss carryforwards with a tax value of approximately $0.4 million that begin to expire in 2033 and state income tax credit carryforwards with a tax value of approximately $8.0 million primarily relating to state research and development credits and the D.C. qualified high technology company tax credit that began to expire in 2024. The Company realized a cash benefit relating to the use of its tax loss carryforwards of approximately $3.3 million, $5.9 million, and $12.6 million in December 31, 2024, 2023, and 2022, respectively.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Unrecognized tax benefit as of December 31, 2021	$14.8
Increase for current year tax positions	3.4
Increase for prior year tax positions	0.3
Expiration of the statute of limitation for assessment of taxes	(2.3)
Unrecognized tax benefit as of December 31, 2022	16.2
Increase for current year tax positions	4.4
Increase for prior year tax positions	1.7
Expiration of the statute of limitation for assessment of taxes	(2.4)
Unrecognized tax benefit as of December 31, 2023	19.9
Increase for current year tax positions	5.8
Increase for prior year tax positions	4.7
Expiration of the statute of limitation for assessment of taxes	(3.8)
Unrecognized tax benefit as of December 31, 2024	$26.6
Approximately $26.6 million and $19.9 million of the unrecognized tax benefits as of December 31, 2024 and 2023, respectively, would favorably affect the annual effective tax rate if recognized in future periods. The increase for current year tax positions of $5.8 million and increase for prior year tax positions of $4.7 million for the year ended December 31, 2024 were primarily attributable to research credits. The decrease for expiration of the statute of limitation of $3.8 million for the year ended December 31, 2024 was attributable to research credits. The Company recognized $1.0 million, $0.7 million, and $0.1 million for interest and penalties in its consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022, respectively. The Company had liabilities of $2.4 million, $1.4 million, and $0.7 million for interest and penalties in its consolidated balance sheets as of December 31, 2024, 2023, and 2022, respectively. The Company does not anticipate the amount of the unrecognized tax benefits will change significantly over the next 12 months.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is subject to taxation in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company’s federal income tax returns for tax years 2021 through 2023 remain open to examination. Most of the Company’s state income tax returns for tax years 2021 through 2023 remain open to examination. For states that have a four-year statute of limitations, the state income tax returns for tax years 2020 through 2023 remain open to examination. The Company’s U.K. income tax return for tax year 2023 remains open to examination. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations.
13.    COMMITMENTS AND CONTINGENCIES
The following summarizes the Company's significant contractual obligations, including related payments due by period, as of December 31, 2024 (in millions):

Year Ending December 31,	Operating lease obligations	Finance lease obligations	Long-term debt principal interest payments	Long-term debt principal payments
2025	$31.8	$5.4	$28.0	$—
2026	24.2	5.9	28.0	—
2027	22.7	4.9	28.0	—
2028	21.5	0.4	28.0	—
2029	13.5	—	28.0	—
Thereafter	25.2	—	28.0	1,000.0
Total	$138.9	$16.6	$168.0	$1,000.0
The Company leases office facilities under various non-cancelable operating leases, as well as data centers and vehicles under finance lease arrangements. The leases contain various renewal options.
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
14.    SEGMENT REPORTING
Segment Information
The Company manages its business geographically in two operating segments and two reportable segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America. The Company is domiciled in the U.S. and all revenues earned in the U.S. are recorded in the North America Segment. The amount of revenues earned in Canada was immaterial for the years ended December 31, 2024, 2023, and 2022. Segment reporting is based on the management approach, whereby external segment reporting is aligned with the internal reporting used by the CODM, which is the Company’s Chief Executive Officer. The CODM relies on an internal management reporting process that provides revenue and operating segment EBITDA for making decisions and assessing performance as the source of the Company’s reportable segments. EBITDA is used by management internally to measure operating and management performance and to evaluate the performance of the business.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized EBITDA information by operating segment consists of the following (in millions):

	Year Ended December 31,
	2024			2023			2022
	North America	International	Total	North America	International	Total	North America	International	Total
Revenues (1)	$2,599.8	$136.4	$2,736.2	$2,365.7	$89.3	$2,455.0	$2,106.0	$76.4	$2,182.4
Less:
Personnel	1,104.0	95.3	1,199.3	971.4	66.2	1,037.6	809.6	53.2	862.8
Marketing	792.0	67.4	859.4	548.0	11.9	559.9	318.1	5.0	323.1
General and administrative (2)	522.3	32.2	554.5	443.3	24.4	467.7	401.0	12.8	413.8
EBITDA	$181.5	$(58.5)	$123.0	$403.0	$(13.2)	$389.8	$577.3	$5.4	$582.7
__________________________
(1) See Note 3 for details of revenue disaggregated by segment.
(2) Excludes personnel costs
The following summarizes stock-based compensation, which is a significant non-cash item included in the personnel costs above, by segment (in millions):

	Year Ended December 31,
	2024	2023	2022
North America	$83.7	$81.0	$71.9
International	5.3	4.0	3.4
Total	$89.0	$85.0	$75.3
The reconciliation of EBITDA to income before income tax expense consists of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
EBITDA	$123.0	$389.8	$582.7
Amortization of acquired intangible assets in cost of revenues	(29.9)	(31.5)	(29.0)
Amortization of acquired intangible assets in operating expenses	(44.3)	(42.2)	(73.6)
Depreciation and other amortization	(44.1)	(33.8)	(29.1)
Interest income, net	212.5	213.6	32.1
Other (expense) income, net (1)	(7.1)	5.4	3.4
Income before income tax expense	$210.1	$501.3	$486.5
__________________________
(1) Includes $28.6 million of amortization and depreciation expense associated with lessor activities for the year ended December 31, 2024.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized information by operating segment consists of the following (in millions):

	December 31,
	2024	2023
Property and equipment, net
North America	$1,006.7	$465.7
International	8.2	6.5
Total property and equipment, net	$1,014.9	$472.2

Goodwill
North America	$2,297.2	$2,149.2
International	230.4	237.0
Total goodwill	$2,527.6	$2,386.2

Assets
North America	$8,852.0	$8,505.5
International	404.8	414.2
Total assets	$9,256.8	$8,919.7

Liabilities
North America	$1,603.0	$1,499.7
International	100.3	81.4
Total liabilities	$1,703.3	$1,581.1
Cash flows for the years ended December 31, 2024, 2023, and 2022 relating to purchases of long-term assets, including acquisitions and campus expansions, primarily relate to the North America segment.
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
Equity Offerings
On September 20, 2022, the Company completed a public equity offering of 10.7 million shares of common stock at an offering price of $70.38 per share. Net proceeds from the public equity offering were approximately $745.7 million, after deducting approximately $4.3 million of underwriting fees, commissions, and other stock issuance costs. The Company intends to use the net proceeds from the sale of the securities to fund all or a portion of the costs of any strategic acquisitions it pursues in the future, to finance the growth of its business, and for working capital and other general corporate purposes. General corporate purposes may include additions to working capital, capital expenditures, repayment of debt, investments in the Company’s subsidiaries and the repurchase, redemption, or retirement of securities, including the Company’s common stock.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.    NET INCOME PER SHARE
The following table sets forth the calculation of basic and diluted net income per share (in millions, except per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$138.7	$374.7	$369.5
Denominator:
Denominator for basic net income per share — weighted-average outstanding shares	406.3	405.3	396.3
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	1.5	1.6	1.5
Denominator for diluted net income per share — weighted-average outstanding shares	407.8	406.9	397.8

Net income per share — basic	$0.34	$0.92	$0.93
Net income per share — diluted	$0.34	$0.92	$0.93

The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in millions):

	Year Ended December 31,
	2024	2023	2022
Performance-based restricted stock awards	0.1	0.2	0.4
Anti-dilutive securities	0.8	0.7	1.0
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
The 2016 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights to officers, employees, and directors of the Company and its subsidiaries. Stock options granted under the 2016 Plan may be non-qualified or may qualify as incentive stock options. Except in limited circumstances related to a merger or other acquisition, the exercise price for an option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period for each grant of options, restricted stock, restricted stock units, and stock appreciation rights under the 2016 Plan is determined by the Board of Directors or a committee thereof and is generally three to four years, subject to minimum vesting periods for restricted stock and restricted stock units of at least one year. In some cases, vesting of awards under the 2016 Plan may be based on performance conditions. The Company initially reserved approximately 22.7 million shares of common stock for issuance under the 2016 Plan, which included shares of common stock that were authorized and remained available for issuance under the 2007 Plan as of June 9, 2016. Any shares of common stock subject to (a) outstanding awards under the 2007 Plan as of June 9, 2016 or (b) outstanding awards under the 2016 Plan after June 9, 2016, that cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised or settled in vested and nonforfeitable shares) will become authorized and unissued under the 2016 Plan. Pursuant to the terms of the 2016 Plan, all amounts reserved or issued under the plan were adjusted to reflect the Company’s ten-for-one

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock split. Unless terminated sooner, the 2016 Plan will terminate in June 2026, but will continue to govern unexercised and unexpired awards issued under the 2016 Plan prior to that date. Approximately 12.3 million shares were available for future grant under the 2016 Plan as of December 31, 2024.
At December 31, 2024, there was approximately $142.1 million of unrecognized compensation cost related to stock incentive plans, net of estimated forfeitures, which the Company expects to recognize over a weighted-average-period of 2.5 years. The income tax benefit realized from stock-based compensation was $2.3 million, $6.8 million, and immaterial for the years ended December 31, 2024, 2023 and 2022, respectively.
See Notes 2 and 12 for further discussion of stock-based compensation expense and income taxes, respectively.
Stock Options
Option activity was as follows:

	Number of Shares	Range of Exercise Price	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	1,976,100	$10.22 - $91.98	$39.18	6.24	$80.8
Granted	202,100	$67.29	$67.29
Outstanding at December 31, 2022	2,178,200	$10.22 - $91.98	$41.79	5.60	$79.6
Granted	140,800	$76.78	$76.78
Exercised	(419,340)	$10.22 - $34.21	$17.77
Outstanding at December 31, 2023	1,899,660	$20.49 - $91.98	$46.69	5.53	$72.4
Granted	152,900	$82.47	$82.47
Exercised	(122,736)	$39.82 - $76.78	$58.03
Canceled or expired	(25,234)	$67.29 - $76.78	$72.66
Outstanding at December 31, 2024	1,904,590	$20.49 - $91.98	$51.48	4.80	$43.8

Exercisable at December 31, 2022	1,766,070	$10.22 - $91.98	$34.40	4.96	$76.5
Exercisable at December 31, 2023	1,571,105	$20.49 - $91.98	$44.32	4.93	$68.1
Exercisable at December 31, 2024	1,615,687	$20.49 - $91.98	$46.75	4.15	$43.6
The aggregate intrinsic value of outstanding options is calculated as the difference between (i) the closing price of the common stock at the end of the period and (ii) the exercise price of the underlying awards, multiplied by the number of outstanding options as of the end of the period that had an exercise price less than the closing price on that date. The aggregate intrinsic value of options exercised, determined as of the exercise date, was approximately $4.2 million and $24.3 million for the years ended December 31, 2024 and 2023, respectively. No options were exercised in the year ended December 31, 2022.
The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions in the following table:

	Year Ended December 31,
	2024	2023	2022
Dividend yield	0%	0%	0%
Expected volatility	35%	35%	31%
Risk-free interest rate	4.28%	3.96%	1.89%
Expected life (in years)	5	5	5
Weighted-average grant date fair value	$31.57	$28.87	$20.43

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
The following table summarizes information regarding options outstanding at December 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$20.49 - $27.35	346,000	2.16	$20.49	346,000	$20.49
$27.36 - $37.02	354,090	3.16	$34.21	354,090	$34.21
$37.03 - $53.24	343,000	4.10	$39.82	343,000	$39.82
$53.25 - $72.04	430,200	5.89	$66.90	373,798	$66.84
$72.05 - $91.98	431,300	7.75	$84.40	198,799	$88.94
	1,904,590	4.80	$51.48	1,615,687	$46.75
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

	Year Ended December 31,
	2024	2023	2022
Dividend yield	0%	0%	0%
Expected volatility	34%	37%	34%
Risk-free interest rate	4.47%	4.31%	1.71%
Expected life (in years)	3	3	3
Weighted-average grant date fair value	$86.96	$81.58	$71.19

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
As of December 31, 2024, the Company determined that it was probable that at least the minimum performance goals associated with restricted stock awards with performance and market conditions granted during 2024, 2023, and 2022 would be met by their forfeiture dates. The Company recorded a total of approximately $6.8 million, $13.6 million, and $11.9 million of stock-based compensation expense related to restricted stock awards with performance and market conditions for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, the Company expects to record an aggregate stock-based compensation expense of approximately $11.6 million for restricted stock awards with performance and market conditions over the periods 2025, 2026, and 2027.
The following table presents unvested restricted stock awards activity for the year ended December 31, 2024:

	Restricted Stock Awards — without Market Condition		Restricted Stock Awards — with Market Condition
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock awards at December 31, 2023	2,139,911	$70.38	681,120	$83.56
Granted	1,456,895	$81.70	320,640	$86.96
Vested	(789,329)	$71.69	(128,000)	$99.73
Canceled	(252,488)	$73.81	(140,560)	$87.38
Unvested restricted stock awards at December 31, 2024	2,554,989	$76.19	733,200	$81.49
Restricted Stock Units
The following table presents unvested restricted stock units activity for the year ended December 31, 2024:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock units at December 31, 2023	22,919	$67.43
Granted	10,780	$83.98
Vested	(7,768)	$68.61
Canceled	(2,399)	$76.66
Unvested restricted stock units at December 31, 2024	23,532	$73.88
Management Stock Purchase Plan
The Board of Directors adopted the Company’s Management Stock Purchase Plan in December 2017 with the intent of providing selected key employees of the Company and its subsidiaries, including the Company's executive officers, the opportunity to defer a portion of their cash incentive compensation and to align management and stockholder interests through awards of DSUs under the MSPP and awards of Matching RSUs issued under the 2016 Plan. Under this plan participants are permitted to elect to defer up to 100% of their annual incentive bonus or commissions earned during the year by submitting an irrevocable election in accordance with Section 409A of the Internal Revenue Code, as amended. On the date the incentive bonus or commission would otherwise be paid in cash (typically during the following calendar year), the Company awards the

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

participant DSUs representing the number of shares of common stock with an aggregate fair market value on that date equal to the amount of compensation elected to be deferred under the MSPP. On the same date the DSUs are awarded, the participant receives a grant of Matching RSUs covering the number of shares of common stock equal up to 100% of the DSUs granted. The expense related to the DSUs is recognized on a straight-line basis during the period that the related incentive bonus or commission is earned. The Company granted 57,498 and 82,374 DSUs during the years 2024 and 2023, respectively. The expense related to the Matching RSUs is recognized over the four-year vesting period following the grant date.
The following tables presents the Matching RSU activity for the year ended December 31, 2024:

	Number of Matching RSU Shares	Weighted-Average Grant Date Fair Value per Share
Unvested MSPP restricted stock units at December 31, 2023	196,967	$66.61
Granted	57,498	$88.27
Vested	(20,420)	$66.39
Canceled	(59,315)	$71.30
Unvested MSPP restricted stock units at December 31, 2024	174,730	$72.17
Employee 401(k) Plan
The Company maintains a 401(k) Plan as a defined contribution retirement plan for all eligible employees. The 401(k) Plan provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the IRS. In addition to the traditional 401(k), effective January 1, 2015, eligible employees have the option of making an after-tax contribution to a Roth 401(k) plan or a combination of both. In each of 2024, 2023, and 2022, the Company matched 100% of employee contributions up to a maximum of 4% of total compensation. Amounts contributed to the 401(k) Plan by the Company to match employee contributions for the years ended December 31, 2024, 2023, and 2022 were approximately $26.2 million, $25.5 million, and $21.5 million, respectively. The Company had no administrative expenses in connection with the 401(k) Plan for each of the years ended December 31, 2024, 2023, and 2022.
Employee Pension Plan
The Company maintains a GPP Plan for all eligible employees in the Company’s U.K. offices. The GPP Plan is a defined contribution plan. Employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by Her Majesty's Revenue and Customs. In each of 2024, 2023, and 2022, the Company's matching contribution was based on the percentage contributed by the employee, up to a maximum of 6% of total compensation. Amounts contributed to the GPP Plan by the Company to match employee contributions for the years ended December 31, 2024, 2023, and 2022, were approximately $2.0 million, $1.2 million, and $1.0 million, respectively.
Registered Retirement Savings Plan
As of January 1, 2015, the Company introduced a RRSP for all eligible employees in the Company’s Canadian offices. In each of the years ended December 31, 2024, 2023, and 2022, the Company matched 100% of employee contributions up to a maximum of 4% of total compensation. Amounts contributed to the RRSP by the Company to match employee contributions were approximately $0.2 million, $0.2 million, and $0.1 million for both of the years ended December 31, 2024, 2023, and 2022, respectively.
Employee Stock Purchase Plan
As of August 1, 2006, the Company introduced an ESPP, pursuant to which eligible employees participating in the plan authorize the Company to withhold specified amounts from the employees’ compensation and use the withheld amounts to purchase shares of the Company's common stock at 90% of the market price. Participating employees are able to purchase common stock under this plan during each offering period. An offering period begins the second Saturday before each of the Company’s regular pay dates and ends on each of the Company’s regular pay dates. On June 2, 2021, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares available for purchase under the ESPP by 1 million shares. The Company registered the issuance of these additional shares under the ESPP pursuant to the registration statement filed on July 28, 2021. There were 544,587 and 782,328 shares available for purchase under the ESPP as of

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023, respectively, and approximately 237,741 and 227,939 shares of the Company’s common stock were purchased under the ESPP during 2024 and 2023, respectively.
18.    SUBSEQUENT EVENTS
Stock Repurchase Program
In February 2025, the Board of Directors approved the Stock Repurchase Program which authorizes, but does not obligate, the repurchase of up to $500 million of the Company’s common stock. Repurchases may be made from time to time at management's discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time at the Company’s discretion. There can be no assurance as to the timing or number of shares of any repurchases in the future. Purchases of shares of the Company's common stock under the Stock Purchase Program will be recorded as treasury stock.