Form 10-Q
period 2025-03-31
COSTAR GROUP, INC.
filed 2025-05-01
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2025, there were 421,886,653 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.
FORM 10-Q

Glossary of Terms
The following abbreviations or acronyms used in this Quarterly Report on Form 10-Q (this “Report”) are defined below:

Abbreviation or Acronym	Definition
2024 Credit Agreement	The credit agreement the Company entered into on May 24, 2024
2024 Form 10-K	CoStar Group's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 19, 2025
Assumed 2021 Plans	The Matterport, Inc. 2021 Incentive Award Plan and Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan assumed by CoStar Group in connection with the Matterport Acquisition
AI	Artificial Intelligence
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BizBuySell Network	BizBuySell.com and its network of business for-sale websites
Board of Directors	The CoStar Group Board of Directors
CECL	Current expected credit losses
CODM	Chief Operating Decision Maker
CoStar Group (also the “Company,” “we,” “us”, or “our”)	The legal entity, CoStar Group, Inc., a Delaware corporation, one or more of its consolidated subsidiaries or operating segments, or the entirety of CoStar Group, Inc. and its consolidated subsidiaries
CoStar Group Share	A share of the common stock of the Company, par value $0.01 per share
CoStar UK	The legal entity CoStar UK Limited, a wholly owned subsidiary of CoStar Group
CRI	The legal entity CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary of CoStar Group, Inc.
Domain	Domain Holdings Australia Limited
Domain Proposal	The Company’s non-binding indicative proposal to acquire 100% of the issued capital of Domain by way of scheme of arrangement for a cash consideration of $4.43 per ordinary share of Domain.
Domain Transaction	The transactions entered into by the Company to acquire Domain pursuant to the Domain Proposal.
DSUs	Deferred Stock Units
EBITDA	Net (loss) income before interest income or expense, net; other income or expense, net; loss on debt extinguishment; income taxes; depreciation; and amortization
ESG	Environmental, Social, and Governance
ESPP	Employee Stock Purchase Plan
EURIBOR	Euro Interbank Offered Rate
Exchange Act	The Securities Exchange Act of 1934, as amended
Exclusivity Deed	Exclusivity and process deed entered into between the Company and Domain in connection with the Domain Proposal.
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the U.S.
GILTI	Global intangible low taxed income inclusion
Homes.com
The flagship brand of our North American residential products and a homes for-sale listings site, which manages workflow and marketing for residential real estate agents and brokers and allows homebuyers to view residential property listings, research communities, and connect with real estate agents and brokers

Land.com Network	Our network of sites featuring rural lands for sale including Land.com, LandsofAmerica, LandAndFarm, and LandWatch
Matching RSUs	Awards of matching restricted stock units awarded under the Company's Management Stock Purchase Plan

Abbreviation or Acronym	Definition
Matterport or Matterport, Inc.
The legal entity Matterport, Inc., a Delaware corporation and provider of a technology platform that uses spatial data to transform physical buildings and spaces into dimensionally accurate, digital images

Matterport Acquisition	CoStar's acquisition of Matterport completed on February 28, 2025, pursuant to the Matterport Merger Agreement
Matterport Common Stock	Matterport Class A common stock, par value $0.0001 per share
Matterport Merger Exchange Ratio
A ratio of 0.03552 which was determined by the Matterport Merger Agreement and was set on the collar floor as the volume-weighted average price at which the CoStar Group Shares traded on the Nasdaq Global Select Market for the 20 consecutive Trading Days was below the Floor Price of the a symmetrical collar of $77.42

Matterport Merger Agreement	The Agreement and Plan of Merger dated as of April 21, 2024, by and among the Company, Matterport, Merger Sub I, and Merger Sub II, pursuant to which the Company completed the Matterport Acquisition
Merger Sub I	Matrix Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company
Merger Sub II	Matrix Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of the Company
MLS	Multiple listing services
MSPP	Management Stock Purchase Plan
OnTheMarket	The legal entity OnTheMarket Limited, the operator of onthemarket.com, a U.K. residential property portal
ROU	Right-of-use
SEC	The U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Notes	2.800% notes issued by CoStar Group, Inc. due July 15, 2030
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
Stock Repurchase Program	The stock repurchase program the Company’s Board of Directors approved in February 2025 that authorizes the repurchase of up to $500 million of shares of the Company’s common stock
STR	The legal entity STR, LLC together with STR Global Ltd is a global data and analytics company that specializes in benchmarking hotel performance and providing market insights to the industry
Ten-X	The legal entity Ten-X Holding Company, Inc. and its directly and indirectly owned subsidiaries
Term SOFR	The forward-looking SOFR term rates administered by CME Group Benchmark Administration Limited
U.K.	The United Kingdom of Great Britain and Northern Ireland
U.S.	The United States of America
Visual Lease	The legal entity Visual Lease, LLC, a Delaware limited liability company and operator of Visual Lease, a SaaS platform for integrated lease management and lease accounting
Visual Lease Acquisition	CoStar's acquisition of all of the outstanding equity interest in Visual Lease completed on November 1, 2024, pursuant to the Visual Lease Merger Agreement
Visual Lease Merger Agreement
The Agreement and Plan of Merger dated as of October 18, 2024, between CRI; Neptune Merger Sub; Visual Lease, LLC; and Shareholder Representative Services LLC as the Holder Representative, pursuant to which, among other things, and subject to its terms, Neptune Merger Sub merged with and into Visual Lease with Visual Lease surviving the merger as a wholly-owned subsidiary of the CRI

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$732.2	$656.4
Cost of revenues	153.3	141.2
Gross profit	578.9	515.2

Operating expenses:
Selling and marketing (excluding customer base amortization)	368.9	366.1
Software development	94.5	82.4
General and administrative	141.1	98.5
Customer base amortization	17.2	11.0
	621.7	558.0
Loss from operations	(42.8)	(42.8)
Interest income, net	38.5	56.2
Other expense, net	(2.4)	(1.9)
(Loss) income before income taxes	(6.7)	11.5
Income tax expense	8.1	4.8
Net (loss) income	$(14.8)	$6.7

Net (loss) income per share - basic	$(0.04)	$0.02
Net (loss) income per share - diluted	$(0.04)	$0.02

Weighted-average outstanding shares - basic	410.5	405.6
Weighted-average outstanding shares - diluted	410.5	407.3
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(14.8)	$6.7
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	8.8	(4.3)
Total other comprehensive income (loss)	8.8	(4.3)
Total comprehensive (loss) income	$(6.0)	$2.4
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,680.8	$4,681.0
Restricted cash	97.4	—
Equity investment	285.6	—
Accounts receivable	232.3	210.7
Less: Allowance for credit losses	(25.3)	(22.8)
Accounts receivable, net	207.0	187.9
Prepaid expenses and other current assets	82.5	81.3
Total current assets	4,353.3	4,950.2

Deferred income taxes, net	49.8	30.6
Property and equipment, net	1,097.6	1,014.9
Lease right-of-use assets	96.7	103.0
Goodwill	3,673.2	2,527.6
Intangible assets, net	957.2	433.2
Deferred commission costs, net	173.9	169.6
Deposits and other assets	26.4	27.7
Total assets	$10,428.1	$9,256.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38.7	$47.0
Accrued wages and commissions	96.5	133.3
Accrued expenses	235.9	163.7
Litigation accrual	95.0	—
Income taxes payable	28.5	23.2
Lease liabilities	28.2	32.0
Deferred revenue	181.4	137.1
Other current liabilities	20.2	16.0
Total current liabilities	724.4	552.3

Long-term debt, net	992.2	991.9
Deferred income taxes, net	7.9	7.6
Income taxes payable	26.1	25.0
Lease and other long-term liabilities	121.3	126.5
Total liabilities	1,871.9	1,703.3

Total stockholders' equity	8,556.2	7,553.5
Total liabilities and stockholders' equity	$10,428.1	$9,256.8
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	409.5	$4.1	$5,231.9	$—	$(25.5)	$2,343.0	$7,553.5
Net loss	—	—	—	—	—	(14.8)	(14.8)
Other comprehensive income	—	—	—	—	8.8	—	8.8
Exercise of stock options	0.1	—	0.9	—	—	—	0.9
Restricted stock grants	2.3	—	—	—	—	—	—
Restricted stock grants surrendered	(0.3)	—	(33.4)	—	—	—	(33.4)
Employee stock purchase plan	0.1	—	6.3	—	—	—	6.3
Management stock purchase plan	—	—	(1.3)	—	—	—	(1.3)
Stock-based compensation expense	—	—	29.7	—	—	—	29.7
Stock repurchases under stock repurchase programs (0.2 million shares)	—	—	—	(18.5)	—	—	(18.5)
Common stock issued for Matterport Acquisition	11.7	0.1	1,024.9	—	—	—	1,025.0
	423.4	$4.2	$6,259.0	$(18.5)	$(16.7)	$2,328.2	$8,556.2
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

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net (loss) income	$(14.8)	$6.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	47.3	33.3
Amortization of deferred commissions costs	31.0	27.2
Amortization of Senior Notes discount and issuance costs	0.6	0.6
Non-cash lease expense	8.4	8.3
Stock-based compensation expense	30.4	22.8
Deferred income taxes, net	(0.5)	(2.8)
Credit loss expense	9.4	7.9
Other operating activities, net	(3.4)	0.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15.7)	(15.6)
Prepaid expenses and other current assets	7.2	2.2
Deferred commissions	(34.3)	(38.7)
Accounts payable and other liabilities	(22.1)	77.2
Lease liabilities	(9.8)	(8.1)
Income taxes payable, net	6.7	5.4
Deferred revenue	12.8	13.1
Net cash provided by operating activities	53.2	139.6

Investing activities:
Proceeds from sale and settlement of investments	203.4	—
Proceeds from sale of property, equipment, and other assets	0.1	—
Purchases of property, equipment, and other assets for new campuses	(53.7)	(376.7)
Purchases of property, equipment, and other assets	(25.5)	(3.6)
Purchases of equity securities	(284.8)	—
Cash paid for acquisitions, net of cash acquired	(750.1)	—
Net cash used in investing activities	(910.6)	(380.3)

Financing activities:
Repurchase of restricted stock to satisfy tax withholding obligations	(34.7)	(26.0)
Stock repurchase	(18.5)	—
Proceeds from exercise of stock options and employee stock purchase plan	6.6	4.6
Principal repayments of financing lease obligations	(0.7)	—
Other financing activities	—	(1.1)
Net cash used in financing activities	(47.3)	(22.5)

Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	1.9	(1.1)
Net decrease in cash, cash equivalents, and restricted cash	(902.8)	(264.3)
Cash, cash equivalents, and restricted cash at the beginning of period	4,681.0	5,215.9
Cash, cash equivalents, and restricted cash at the end of period	$3,778.2	$4,951.6

	Three Months Ended March 31,
	2025	2024

Supplemental cash flow disclosures:
Interest paid	$14.7	$14.8
Income taxes paid	$2.0	$2.2

Supplemental non-cash investing and financing activities:
Accrued capital expenditures and non-cash landlord incentives	$102.8	$21.1

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.    ORGANIZATION
CoStar Group is a leading global provider of real estate information and analytics, online marketplaces, and 3D digital twin technology. The Company has created and compiled a standardized platform of real estate information and analytics and online marketplaces where industry professionals, consumers of real estate, and the related business communities can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. The Company's service offerings span all property types, including office, residential, retail, industrial, multifamily, land, mixed-use, and hospitality. The Company's services are typically distributed to its customers under subscription-based agreements that typically renew automatically and have a minimum term of one year. The Company operates within two operating segments, North America, which includes the U.S. and Canada and International, which primarily includes Europe, Asia-Pacific, and Latin America.
The Company completed the Visual Lease Acquisition and Matterport Acquisition in November 2024 and February 2025, respectively. See Note 5 for further discussion of these acquisitions.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at March 31, 2025 and December 31, 2024, the results of its operations for the three months ended March 31, 2025 and 2024, its comprehensive income (loss) for the three months ended March 31, 2025 and 2024, its changes in stockholders' equity for the three months ended March 31, 2025 and 2024, and its cash flows for the three months ended March 31, 2025 and 2024.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Report. Therefore, these financial statements should be read in conjunction with the Company’s 2024 Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for credit losses, the useful lives and recoverability of long-lived and intangible assets, goodwill impairment assessment, income taxes, accounting for business combinations, stock-based compensation, estimating the Company's incremental borrowing rate for its leases, the estimate of net realizable value of inventory, the determination of stand-alone selling prices of various performance obligations, and contingencies, among others. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ from these estimates.
Revenue Recognition
The Company derives revenues primarily by (i) providing access to its proprietary database of commercial real estate information, including benchmarking and analytics for the hospitality industry and analytics for lenders, and (ii) providing online marketplaces for professional property management companies, property owners, real estate agents and brokers, and landlords, in each case, typically through a fixed monthly fee for its subscription-based advertising services. Other subscription-

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
based services include (i) real estate and lease management solutions to commercial customers and real estate investors, (ii) access to applications to manage workflow for residential real estate agents, and (iii) access to its AI-powered spatial data platform to create high-fidelity and high-accuracy digital twins of physical spaces to generate valuable data, analytics, and insights for customers.
Subscription contract rates are generally based on the number of sites, number of users, organization size, the customer’s business focus, geography, the number of properties reported on or analyzed, the number and types of services to which a customer subscribes, the number of properties a customer advertises, the number of transactions and average transaction size a broker or agent has closed, and the prominence and placement of a customer's advertised properties in the search results. The Company’s subscription-based license or membership agreements typically renew automatically, and a majority have a term of at least one year. Revenues from subscription-based contracts were approximately 96% of total revenues for both the three months ended March 31, 2025 and 2024.
The Company also derives revenues from transaction-based services including: (i) an online auction platform for commercial real estate through Ten-X, (ii) the sale of Matterport cameras and capture equipment, (iii) providing assistance with the data capture process to create digital twins through Matterport, (iv) providing online tenant applications, including background and credit checks, and rental payment processing, and (v) ancillary products and services that are sold on an ad hoc basis.
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
The Company recognizes revenues upon the satisfaction of its performance obligation(s) (upon transfer of control of promised services to its customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those services. Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement. Revenues from transaction-based services are recognized when the promised product or services are delivered, which, in the case of Ten-X auctions, is at the time of a successful closing for the sale of a property. Revenues from product sales are recognized upon control transferring to the customers, which is generally upon shipment. Revenue for sales of Matterport cameras are recorded net of estimates of returns, as buyers are entitled to return the camera within 30 days from the date of purchase for a full refund. These rights are accounted for as variable consideration and recognized as a reduction to the revenue recognized.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Cost of Revenues
Cost of revenues principally consists of salaries, benefits, bonuses, stock-based compensation expenses, and other indirect costs for the Company's researchers who collect and analyze the real estate data that is the basis for the Company's information, analytic, and online marketplace services and for employees that support these products. Additionally, cost of revenues includes amortization of acquired trade names, technology, and certain other intangible assets; product hosting costs; credit card and other transaction fees relating to processing customer transactions; cost of data from third-party data sources; costs of capture services; costs of Matterport cameras sold; and costs related to advertising purchased on behalf of customers.
Foreign Currency Translation
The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound or U.S. dollar. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other expense, net in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized a net foreign currency loss of $4.3 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows (in millions):

	March 31, 2025	December 31, 2024
Foreign currency translation loss	$(16.7)	$(25.5)
Total accumulated other comprehensive loss	$(16.7)	$(25.5)
There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024.
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
Net (Loss) Income Per Share
Net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period on a basic and diluted basis.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table sets forth the calculation of basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended March 31,
Numerator:	2025	2024

Net (loss) income	$(14.8)	$6.7
Denominator:
Denominator for basic net (loss) income per share — weighted-average outstanding shares	410.5	405.6
Effect of dilutive securities:
Stock options, restricted stock awards, and restricted stock units	—	1.7
Denominator for diluted net (loss) income per share — weighted-average outstanding shares	410.5	407.3

Net (loss) income per share — basic	$(0.04)	$0.02
Net (loss) income per share — diluted	$(0.04)	$0.02
The Company’s potentially dilutive securities include outstanding stock options and unvested stock-based awards, which include restricted stock awards that vest over a specific service period, restricted stock awards with a performance condition, restricted stock awards with a performance condition and a market condition, restricted stock units, and Matching RSUs awarded under the MSPP. Shares underlying unvested restricted stock awards that vest based on a performance condition and those that vest based on a performance and market condition that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Diluted net (loss) income per share considers the impact of potentially dilutive securities except when the inclusion of the potentially dilutive securities would have an anti-dilutive effect.
The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in millions):

	Three Months Ended March 31,
	2025	2024
Performance-based restricted stock awards	1.4	0.8
Anti-dilutive securities	2.2	1.6
Stock-Based Compensation
Equity instruments issued in exchange for services performed by officers, employees, and directors of the Company are accounted for using a fair value-based method and the fair value of such equity instruments is recognized as expense in the condensed consolidated statements of operations.
For stock-based awards that vest over a specific service period, compensation expense is measured based on the fair value of the awards at the grant date and is recognized on a straight-line basis over the service period of the awards, net of an estimated forfeiture rate. For equity instruments that vest based on achievement of a performance condition or both a performance and market condition, stock-based compensation expense is recognized over the service period of the awards based on the expected achievement of the related performance conditions at the end of each reporting period. If the Company's initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized and any previously recognized stock-based compensation expense will be reversed. For awards with both a performance and a market condition, the Company estimates the fair value of each equity instrument granted on the date of grant using a Monte-Carlo simulation model. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to calculate the fair value of the awards, which includes the recent market price and volatility of the Company's shares. When determining the grant date fair value of all stock-based awards, the Company considers whether it is in possession of any material, non-public information that upon its release would have a

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
material effect on its share price, and if so, whether the observable share price or expected volatility assumptions used in determining the fair value of the awards should be adjusted.
Stock-based compensation expense for stock options, restricted stock awards, and restricted stock units issued under equity incentive plans; stock purchases under the ESPP; and DSUs and Matching RSUs awarded under the MSPP included in the Company’s condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$4.0	$3.7
Selling and marketing (excluding customer base amortization)	5.1	2.5
Software development	7.7	5.3
General and administrative	13.6	11.3
Total stock-based compensation expense	$30.4	$22.8
Loss Contingencies and Litigation Expense
The Company is subject to the possibility of losses from various contingencies, including certain legal proceedings. Significant judgment is necessary to estimate the probability and amount of a loss, if any, from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired, and the amount of loss can be reasonably estimated. In accounting for the resolution of contingencies, significant judgment may be necessary to estimate amounts pertaining to periods prior to the resolution that are charged to operations in the period of resolution and amounts related to future periods. If only a range of estimated losses can be determined, the Company records an amount within the range that, in its judgment, reflects the most likely outcome; if none of the estimates within that range are a better estimate than any other amount, the Company records the low end of the range. Any such accrual would be charged to expense in the appropriate period.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consists of cash deposited as collateral related to a litigation bond in a third-party insured account. See Note 12 for further discussion regarding the Company's litigation.
Cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets and condensed consolidated statements of cash flows as of March 31, 2025 and December 31, 2024 were as follows (in millions):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$3,680.8	$4,681.0
Restricted cash	97.4	—
Total cash, cash equivalents, and restricted cash	$3,778.2	$4,681.0
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
•Other Revenues Portfolio Segment - The Other Revenues portfolio segment consists of two class of trade receivables: Matterport and other marketplaces.
The majority of Residential revenue is e-commerce based and does not result in accounts receivable. Residential accounts receivable and the related allowance for credit losses are not material.
See Note 4 for further discussion of the Company’s accounting for allowance for credit losses.
Inventories
Inventories consist primarily of finished goods, assemblies, and raw materials. Assemblies are generally purchased from contract manufacturers. Inventories are valued at the lower of cost or net realizable value. Costs are determined using standard cost, which approximates actual cost on a first-in, first-out basis. The Company assesses the valuation of inventory and periodically adjusts the value for estimated excess and obsolete inventory based upon estimates of future demand and market conditions, as well as damaged or otherwise impaired goods. Inventories are included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets.
Inventories related to the Matterport Acquisition as of March 31, 2025 consisted of the following (in millions):

March 31, 2025
Finished goods	$2.4
Work in process	0.6
Purchased parts and raw materials	2.3
Total inventories	$5.3
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Equity Investment
The Company holds an investment in publicly held equity securities in which the Company does not have a controlling interest or exercise significant influence. The equity securities are included in the Equity investment caption on the condensed consolidated balance sheets and are measured at fair value with changes recorded through other expense, net on the condensed consolidated statements of operations.
Long-Lived Assets, Intangible Assets, and Goodwill
Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and amortized over the estimated useful life of the asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Goodwill is tested for impairment at least annually, on October 1, or more frequently if an event or other circumstance indicates that the fair value of a reporting unit may be below its carrying amount. The Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or elect to bypass the qualitative assessment. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or the Company elects to bypass the qualitative assessment, the Company then performs a quantitative assessment by determining the fair value of each reporting unit. The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates, including the discount rate, growth rate, and future financial performance. Assumptions about the discount rate are based on a weighted-average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company’s forecasts, business plans, economic projections, and anticipated future cash flows. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.
Leasing Operations and Other Expense, Net
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The fair value of the building and building improvements consists of the physical structure containing rentable area, as well as amenities such as parking structures, and was valued as if vacant, using the cost approach, which uses replacement cost data obtained from industry recognized guides less depreciation as an input to estimate the fair value, with consideration given to its age, functionality, use classification, construction quality, replacement cost, and accumulated depreciation (effective age vs. economic life). The Company also considered the value of the building using an income approach. The income approach uses market leasing assumptions to estimate the fair value of the property as if vacant, assuming lease-up at prevailing market rental rates over a market-based lease-up period, including deductions for lost-rent during lease-up and leasing costs. The cost and income approaches are reconciled to arrive at an estimated building fair value. The Company assessed the fair value of land based on market comparisons.
The fair values of identified intangible assets and liabilities were determined based on the following:
•The value allocable to the above- or below-market component of an acquired in-place lease is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired lease) of the difference between: (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using market rates current at the time of the acquisition for the remaining term of the lease. Amounts allocated to above-market leases are recorded as above-market leases in intangible assets, net in the condensed consolidated balance sheets. These intangible assets are amortized on a straight-line basis as a component of leasing operations to other expense, net in the condensed consolidated statements of operations over the remaining terms of the respective leases.
•Factors considered in determining the value allocable to in-place leases during hypothetical lease-up periods related to space that is leased at the time of acquisition include: (i) lost rent and operating cost recoveries during the hypothetical lease-up period and (ii) theoretical leasing commissions required to execute similar leases. These intangible assets are recorded as in-place leases in intangible assets, net in the condensed consolidated balance sheets and are amortized to other expense, net in the condensed consolidated statements of operations over the remaining terms of the existing leases.
The total cost of the land and building was $343.0 million and was allocated to the following components (in millions):

Component	Balance Sheet Caption	Amount
Land	Property and equipment, net	$17.2
Building	Property and equipment, net	224.5
Land and building improvements	Property and equipment, net	27.5
Above-market leases	Intangible assets, net	41.7
In-place leases	Intangible assets, net	32.1
		$343.0
The cash paid for this asset acquisition was included in the caption purchases of property, equipment, and other assets for new campuses in the condensed consolidated statement of cash flows. The Company records the activity from this building's operations and leases, including building depreciation and operating expenses for space occupied by third parties, as other expense, net in the condensed consolidated statements of operations.
In October 2024, the Company and a building tenant modified a lease agreement to reduce the leased space and extend the lease term of a portion of the remaining space. Among other provisions, the modified lease agreement requires the tenant to make a $48 million buyout payment, in two equal installments, which will be recognized prospectively over the modified lease term. The Company received the first installment of the buyout payment in the fourth quarter of 2024. The second installment of the buyout payment is due in 2025. The tenant surrendered certain space concurrently with the execution of the modified lease agreement and the Company began to outfit this space to host its employees.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Deferred lease income as of March 31, 2025 and December 31, 2024 was as follows (in millions):

Balance	Balance Sheet Caption	March 31, 2025	December 31, 2024
Current portion	Other current liabilities	$5.9	$4.5
Non-current portion	Lease and other long-term liabilities	15.7	18.5
Total deferred lease income		$21.6	$23.0
Lease income includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease. When a renewal option is included within the lease, the Company assesses whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Further, lease income includes tenant reimbursement amounts for the recovery of the operating expenses and real estate taxes. Tenant reimbursements, which vary each period, are non-lease components that are not the predominant activity within the contract. The Company has elected the practical expedient that allows it to combine certain lease and non-lease components of operating leases. Non-lease components are recognized together with fixed base rent in “lease income,” as variable lease income in the same period as the related expenses are incurred. Variable lease income was not material for the three months ended March 31, 2025. Components of other expense, net related to leasing operations for the three months ended March 31, 2025 and 2024 were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Lease income(1)	$4.5	$3.2
Less:
Property operating expenses	1.2	1.5
Depreciation and amortization expense	3.9	3.6
Other expense from leasing operations	$(0.6)	$(1.9)
__________________________
(1) Includes $1.1 million and $1.9 million of amortization expense of above-market leases for three months ended March 31, 2025 and 2024, respectively.
Building depreciation and operating expenses for space occupied by the Company are allocated between cost of revenues, selling and marketing (excluding customer base amortization), software development, and general and administrative expenses on the condensed consolidated statement of operations based on the headcount of the respective departments occupying the building. As of March 31, 2025, the Company occupied approximately 30% of the property with the remainder leased or available to be leased to third parties.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
For a given acquisition, the Company may identify certain pre-acquisition contingencies as of the acquisition date and may extend its review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether the Company includes these contingencies as part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts.
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
In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items based upon facts and circumstances that existed as of the acquisition date with any adjustments to its preliminary estimates being recorded to goodwill, provided that the Company is within the measurement period. Subsequent to the measurement period, changes to these uncertain tax positions and tax-related valuation allowances will affect the Company's provision for income taxes in its condensed consolidated statements of operations and comprehensive (loss) income and could have a material impact on its results of operations and financial position.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
Revenues by operating segment and type of service consist of the following (in millions):

	Three Months Ended March 31,
	2025			2024
	North America	International	Total	North America	International	Total
CoStar	$247.6	$17.5	$265.1	$235.7	$14.6	$250.3
Information Services	36.0	3.8	39.8	27.4	5.6	33.0
Multifamily	282.5	—	282.5	254.8	—	254.8
LoopNet	70.0	2.8	72.8	66.4	2.7	69.1
Residential	16.5	10.7	27.2	8.4	10.2	18.6
Other Revenues	44.8	—	44.8	30.6	—	30.6
Total revenues	$697.4	$34.8	$732.2	$623.3	$33.1	$656.4
Deferred Revenue
Deferred revenue as of March 31, 2025 and December 31, 2024 was as follows (in millions):

Balance	Balance Sheet Caption	March 31, 2025	December 31, 2024
Current portion	Deferred revenue	$181.4	$137.1
Non-current portion	Lease and other long-term liabilities	1.6	0.2
Total deferred revenue		$183.0	$137.3
Changes in deferred revenue for the period were as follows (in millions):

Balance at December 31, 2024	$137.3
Revenues recognized in the current period from the amounts in the beginning balance	(68.8)
New deferrals, net of amounts recognized in the current period (1)	113.7
Effects of foreign currency	0.8
Balance at March 31, 2025	$183.0
__________________________
(1) This balance includes $32.1 million of new deferrals from acquisition completed in 2025. See Note 5 for further discussion of acquisitions.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Contract Assets
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Contract assets as of March 31, 2025 and December 31, 2024 were as follows (in millions):

Balance	Balance Sheet Caption	March 31, 2025	December 31, 2024
Current portion	Prepaid expenses and other current assets	$6.5	$5.8
Non-current portion	Deposits and other assets	4.9	6.0
Total contract assets		$11.4	$11.8
Revenues were reduced by $0.4 million and $0.1 million from contract assets for the three months ended March 31, 2025 and 2024, respectively.
Unsatisfied Performance Obligations
Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $455.3 million at March 31, 2025, which the Company expects to recognize over the next eight years. This amount does not include contract consideration for contracts with a duration of one year or less.
Commissions
Commissions expense is included in selling and marketing expense (excluding customer base amortization) in the Company's condensed consolidated statements of operations. Commissions expense activity for the three months ended March 31, 2025 and 2024 was as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Commissions incurred	$46.2	$51.8
Commissions capitalized in the current period	(32.9)	(38.7)
Amortization of deferred commissions costs	31.0	27.2
Total commissions expense	$44.3	$40.3
The Company did not recognize any impairment losses on commissions during the three months ended March 31, 2025 or 2024.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4.    ALLOWANCE FOR CREDIT LOSSES
The following tables detail the activity related to the allowance for credit losses for trade receivables by portfolio segment (in millions):

	Three Months Ended March 31, 2025
	CoStar	Information Services	Multifamily	LoopNet	Other Revenues	Total
Beginning balance at December 31, 2024	$6.1	$3.9	$9.4	$3.0	$0.4	$22.8
Current-period provision (release) for expected credit losses	4.5	(0.1)	3.7	1.0	0.3	9.4
Write-offs charged against the allowance	(3.2)	(0.8)	(2.1)	(0.8)	—	(6.9)
Ending balance at March 31, 2025	$7.4	$3.0	$11.0	$3.2	$0.7	$25.3

	Three Months Ended March 31, 2024
	CoStar	Information Services	Multifamily	LoopNet	Other Revenues	Total
Beginning balance at December 31, 2023	$9.7	$2.5	$7.3	$2.7	$1.0	$23.2
Current-period provision for expected credit losses	3.1	0.2	3.1	1.4	0.1	7.9
Write-offs charged against the allowance	(4.9)	(0.7)	(2.5)	(1.7)	—	(9.8)
Ending balance at March 31, 2024	$7.9	$2.0	$7.9	$2.4	$1.1	$21.3
Credit loss expense is included in general and administrative expenses on the condensed consolidated statements of operations. Credit loss expense related to contract assets was not material for the three months ended March 31, 2025 and 2024. Residential accounts receivable and the related allowance for credit losses were not material three months ended March 31, 2025 and 2024.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5.    ACQUISITIONS
Matterport
On February 28, 2025, the Company completed the Matterport Acquisition. Matterport is a leader in the digitization and datafication of the built world. Matterport’s pioneering technology has set the standard for digitizing, accessing and managing buildings, spaces, and places online. Matterport’s platform, comprised of innovative software, spatial data-driven data science, and 3D capture technology, has broken down the barriers that have kept the largest asset class in the world, buildings and physical spaces, offline and underutilized for so long. The Company intends to integrate Matterport's 3D digital twin technology with its information service products and online marketplaces to allow buyers, sellers, and renters to explore properties with greater depth and insight.
Pursuant to the terms and conditions of the Matterport Merger Agreement, the Company acquired Matterport, with each share of Matterport Common Stock outstanding immediately prior to the closing of the Matterport Acquisition exchanged for (i) 0.03552 of a CoStar Group Share, the Matterport Merger Exchange Ratio, and (ii) $2.75 in cash (the "Matterport Acquisition Consideration"), with fractional shares of CoStar Group Shares paid in cash.
As part of the acquisition, the Company issued certain rollover equity awards to the employees of Matterport, which included approximately 2.3 million shares of restricted stock units and approximately 1.8 million stock option awards. The total fair value of the rollover equity awards was $272.6 million, of which the portion attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation.
The total purchase consideration for the Matterport Acquisition was $1.9 billion, which consisted of the following (in millions):

Amount
Cash	$902.1
CoStar Group Shares (11.7 million shares)	881.2
Fair value of rollover awards	143.8
Total	$1,927.1
The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair value as of the closing date of the Matterport Acquisition (in millions):

Preliminary: February 28, 2025
Cash and cash equivalents	$55.1
Restricted cash	97.0
Accounts receivable	13.3
Available for sale investments	203.7
Deferred tax assets, net of valuation allowance	24.6
Goodwill	1,136.4
Intangible assets	527.0
Deferred revenue	(32.1)
Litigation accrual	(95.0)
Other assets and (liabilities), net	(2.9)
Fair value of identifiable net assets acquired	$1,927.1
Generally, the net assets of Matterport were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
contractual obligations, and appropriate discount rates. The key assumptions used in the valuation include discount rates, royalty rates, projected revenue growth rates, customer attrition rates, and profit margins.
The purchase price allocation is preliminary and subject to change during the measurement period as additional information is obtained about the facts and circumstances that existed at closing. Any material adjustments to provisional amounts identified during the measurement period will be recognized and disclosed in the reporting period in which the adjustment amounts are determined. The primary areas that remain subject to additional information is the the Company's assessment of certain tax matters; contingencies, including those discussed in Note 12, Commitments and Contingencies; and fair value assessment of certain acquired intangibles.
The following table summarizes the fair values (in millions) of the identifiable intangible assets acquired in the Matterport Acquisition included in the Company's North America operating segment, their related estimated useful lives (in years), and their respective amortization methods:

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Developed technology	$295.0	9	Straight-line
Customer relationships	140.0	5	Accelerated
Trade names	92.0	15	Straight-line
Total intangible assets	$527.0
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Matterport Acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining Matterport's operations with the Company's operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $1.1 billion of goodwill recorded as part of the Matterport Acquisition is associated with the Company's North America operating segment, of which none is expected to be deductible for income tax purposes. Transaction costs associated with the Matterport Acquisition were $17.6 million during the three months ended March 31, 2025, and consist primarily of legal, accounting, and other professional service costs. These costs are included within general and administrative expenses on the condensed consolidated statements of operations.
Visual Lease
In November 2024, CoStar acquired Visual Lease for total consideration of $276.0 million, in accordance with the terms under the Visual Lease Merger Agreement. Visual Lease is the operator of a SaaS platform for integrated lease management and lease accounting.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair value as of the closing date of the acquisition (in millions):

	Preliminary: November 1, 2024	Measurement Period Adjustments	Updated Preliminary: November 1, 2024
Cash and cash equivalents	$5.2	$—	$5.2
Accounts receivable	4.2	—	4.2
Deferred tax assets	5.3	0.5	5.8
Goodwill	148.0	1.5	149.5
Intangible assets	135.9	—	135.9
Deferred revenue	(22.4)	—	(22.4)
Other assets and (liabilities), net	(0.2)	(2.0)	(2.2)
Fair value of identifiable net assets acquired	$276.0	$—	$276.0
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
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Visual Lease Acquisition includes, but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with our CoStar Real Estate Manager operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $149.5 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment, of which $132.7 million is expected to be deductible for income tax purposes. Transaction costs associated with the Visual Lease Acquisition were $6.8 million.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Pro Forma Financial Information (unaudited)
The unaudited pro forma financial information presented below reflects the condensed consolidated results of operations of the Company assuming the Matterport Acquisition had taken place on January 1, 2024 and was as follows (in millions, except per share data):

	Three Months Ended March 31,
	2025	2024
Revenue	$757.7	$695.4
Net loss	$(57.1)	$(49.9)
Net loss per share - basic	$(0.14)	$(0.12)
Net loss per share - diluted	$(0.14)	$(0.12)
The material pro forma adjustments primarily consist of incremental amortization expense based on the preliminary fair value of the intangible assets acquired, increased compensation expense relating to the issuance of certain equity plans in connection with the Matterport Acquisition, accounting policy alignment adjustments, and the income tax impact of the aforementioned pro forma adjustments. They have also been adjusted to reflect $17.6 million acquisition-related costs incurred during the three months ended March 31, 2025 as having occurred on January 1, 2024.
The impact of the Matterport Acquisition on the Company's revenue and net loss in the condensed consolidated statements of operations from February 28, 2025 through March 31, 2025 was $15.9 million and $13.2 million, respectively.
6.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
We categorize assets and liabilities recorded or disclosed at fair value on the condensed consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:
Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 - Unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The Company's financial assets that were measured at fair value on a recurring basis were as follows (in millions):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$3,430.0	$—	$—	$3,430.0
Total cash equivalents	$3,430.0	$—	$—	$3,430.0
Short-term investments:
Equity investment	$285.6	$—	$—	$285.6
Total short-term investments	$285.6	$—	$—	$285.6

Total assets measured at fair value	$3,715.6	$—	$—	$3,715.6

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$4,520.0	$—	$—	$4,520.0
Total cash equivalents	$4,520.0	$—	$—	$4,520.0

Total assets measured at fair value	$4,520.0	$—	$—	$4,520.0
Equity Investment
Total realized and unrealized gains and losses associated with the equity investment were as follows (in millions):

Three Months Ended March 31, 2025
Net unrealized gains recognized on equity investments held as of the end of the period	$2.5
Total net gains recognized in other expense, net	$2.5
Available-for-sale Debt Securities
The Company acquired $203.7 million of available-for-sale debt securities, inclusive of $2.0 million of accrued interest, in the Matterport Acquisition. These securities were sold for net proceeds of $203.4 million resulting in a negligible realized loss.
Other Financial Instruments
The Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, accrued expenses, and Senior Notes. The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of both March 31, 2025 and December 31, 2024. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $0.9 billion as of March 31, 2025 and December 31, 2024.

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
Lease costs related to the Company's operating and finance leases included in the condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended March 31,
Operating lease costs:	2025	2024

Cost of revenues	$3.0	$2.6
Selling and marketing (excluding customer base amortization)	3.9	3.9
Software development	2.0	1.7
General and administrative	1.3	1.4
Total operating lease costs	$10.2	$9.6
Finance lease costs:
Amortization of ROU assets	1.2	1.9
Interest on lease liabilities	0.2	0.3
Total finance lease costs	1.4	2.2
Total lease costs	$11.6	$11.8
Finance lease costs primarily relate to vehicles used by the Company's research teams, and the amortization of the ROU assets are recorded to cost of revenue in the condensed consolidated statements of operations. The impact of lease costs related to short-term leases was not material for the three months ended March 31, 2025 and 2024.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental balance sheet information related to operating leases was as follows (in millions):

Balance	Balance Sheet Location	March 31, 2025	December 31, 2024
Operating lease liabilities		$130.4	$138.9
Less: imputed interest		17.4	18.2
Present value of lease liabilities		113.0	120.7
Less: current portion of lease liabilities	Lease liabilities	23.1	27.0
Long-term lease liabilities	Lease and other long-term liabilities	$89.9	$93.7

Weighted-average remaining lease term in years		5.6	5.6
Weighted-average discount rate		4.4%	4.4%
ROU Assets	Lease right-of-use assets	$96.7	$103.0

Finance lease liabilities		$15.7	$16.6
Less: imputed interest		1.3	1.6
Present value of lease liabilities		14.4	15.0
Less: current portion of lease liabilities	Lease liabilities	5.1	5.0
Long-term lease liabilities	Lease and other long-term liabilities	$9.3	$10.0

Weighted-average remaining lease term in years		2.7	3.0
Weighted-average discount rate		6.4%	6.4%
ROU Assets	Property and equipment, net	$14.6	$15.7
Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$11.3	$9.7
Operating cash flows used in finance leases	$0.2	$0.3
Financing cash flows used in finance leases	$0.7	$1.3

ROU assets obtained in exchange for lease obligations:
Operating leases	$0.8	$3.6
Finance leases	$0.1	$4.6

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8.    GOODWILL
The changes in the carrying amount of goodwill by operating segment consist of the following (in millions):

	North America	International	Total
Goodwill, December 31, 2023	$2,149.2	$237.0	$2,386.2
Acquisitions, including measurement period adjustments(1)	148.0	(1.1)	146.9
Effect of foreign currency translation	—	(5.5)	(5.5)
Goodwill, December 31, 2024	2,297.2	230.4	2,527.6
Acquisitions, including measurement period adjustments(2)	1,137.9	—	1,137.9
Effect of foreign currency translation	—	7.7	7.7
Goodwill, March 31, 2025	$3,435.1	$238.1	$3,673.2
__________________________
(1) North America goodwill generated during the year ended December 31, 2024 from the Visual Lease Acquisition was $148.0 million.
(2) North America goodwill generated during the three months ended March 31, 2025 from the Matterport Acquisition was $1,136.4 million.
The Company did not recognize any impairment losses on goodwill during the three months ended March 31, 2025 or 2024.
9.    INTANGIBLE ASSETS
Intangible assets consist of the following (in millions, except amortization period data):

	March 31, 2025	December 31, 2024	Weighted- Average Amortization Period (in years)
Acquired technology and data	$367.0	$47.4	9
Accumulated amortization	(30.2)	(24.7)
Acquired technology and data, net	336.8	22.7

Acquired customer base	700.1	556.9	10
Accumulated amortization	(322.8)	(304.1)
Acquired customer base, net	377.3	252.8

Acquired trade names and other intangible assets	333.4	240.8	14
Accumulated amortization	(146.5)	(141.4)
Acquired trade names and other intangible assets, net	186.9	99.4

Acquired above-market leases	41.5	41.5	9
Accumulated amortization	(10.4)	(9.3)
Acquired above-market leases, net	31.1	32.2

Acquired in-place leases	32.0	32.0	9
Accumulated amortization	(6.9)	(5.9)
Acquired in-place leases, net	25.1	26.1

Intangible assets, net	$957.2	$433.2

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company did not recognize any impairment losses on intangible assets during the three months ended March 31, 2025 or 2024. During the three months ended March 31, 2025, the Company removed $0.3 million of intangible assets that were fully amortized from the acquired intangible assets and accumulated amortization, which had no net impact on the Company's financial results.
10.    LONG-TERM DEBT
The table below presents the components of outstanding debt (in millions):

	March 31, 2025	December 31, 2024
2.800% Senior Notes due July 15, 2030	$1,000.0	$1,000.0
2024 Credit Agreement, due May 24, 2029	—	—
Total face amount of long-term debt	1,000.0	1,000.0
Senior Notes unamortized discount and issuance costs	(7.8)	(8.1)
Long-term debt, net	$992.2	$991.9
Senior Notes
On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act, and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes), and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly-owned subsidiaries, and the indenture governing the Senior Notes contains covenants, events of default, and other customary provisions with which the Company was in compliance as of March 31, 2025.
Revolving Credit Facility
On May 24, 2024, the Company entered into the 2024 Credit Agreement, which provides for a $1.1 billion revolving credit facility with a term of five years (maturing May 24, 2029) and a letter of credit sublimit of $20 million from a syndicate of financial institutions and issuing banks. The 2024 Credit Agreement replaces the Company's 2020 Credit Agreement.
Borrowings bear interest at a floating rate, which can be, at the Company’s option, either (a) an alternate base rate plus an applicable rate ranging from 0.125% to 0.750% or (b) a Term SOFR, SONIA rate, or EURIBOR for the specified interest period plus an applicable rate ranging from 1.125% to 1.750%, in each case depending on the Company’s Debt Rating (as defined in the 2024 Credit Agreement).
The 2024 Credit Agreement contains customary affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, maintenance of properties, and compliance with laws, including environmental laws, subject to certain exceptions. The 2024 Credit Agreement contains customary negative covenants, including, among others, restrictions on the ability of the Company and its subsidiaries to merge and consolidate with other companies, restrictions on the ability of certain subsidiaries to incur indebtedness, and restrictions on the ability of the Company and certain subsidiaries to grant liens or security interests on assets, subject to certain exceptions. The 2024 Credit Agreement contains a financial maintenance covenant that requires the Company to maintain a Total Leverage Ratio (as defined in the 2024 Credit Agreement) of less than or equal to 4.50 to 1.00, tested at the end of each fiscal quarter. The 2024 Credit Agreement also provides for a number of customary events of default, including, among others: payment defaults to the Lenders, voluntary and involuntary bankruptcy proceedings, covenant defaults, material inaccuracies of representations and

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
warranties, cross-acceleration to other material indebtedness, certain change of control events, material money judgments, and other customary events of default. The occurrence of an event of default could result in the acceleration of obligations and the termination of lending commitments under the 2024 Credit Agreement. The Company was in compliance with the covenants in the 2024 Credit Agreement as of March 31, 2025. As of March 31, 2025, the Company had no amounts drawn under this facility.
The Company had $3.5 million and $3.8 million of deferred debt issuance costs related to the revolving credit facility as of March 31, 2025 and December 31, 2024, respectively. These amounts are included in deposits and other assets on the Company's condensed consolidated balance sheets.
The Company recognized interest expense as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Interest on outstanding borrowings	$7.0	$7.0
Amortization of Senior Notes discount and issuance costs	0.6	0.6
Interest capitalized for construction in process	(2.6)	(1.1)
Commitment fees and other	0.7	0.8
Total interest expense	$5.7	$7.3
11.    INCOME TAXES
The income tax provision reflects an effective tax rate of approximately (121)% and 42% for the three months ended March 31, 2025 and 2024, respectively. The decrease in the effective tax rate for the three months ended March 31, 2025 was primarily due to an overall book loss position with U.S. net income that is taxable and a U.K. net loss with no tax benefit as well as a discrete tax expense for transaction costs for the three months ended March 31, 2025.
12.    COMMITMENTS AND CONTINGENCIES
The following summarizes the Company's significant contractual obligations, including related payments due by period, as of March 31, 2025 (in millions):

Year Ending December 31,	Operating lease obligations	Finance lease obligations	Long-term debt principal interest payments	Long-term debt principal payments
Remainder of 2025	$21.4	$4.5	$—	$14.0
2026	24.7	5.9	—	28.0
2027	22.8	4.9	—	28.0
2028	21.7	0.4	—	28.0
2029	13.8	—	—	28.0
Thereafter	26.0	—	1,000.0	28.0
Total	$130.4	$15.7	$1,000.0	$154.0
The Company leases office facilities under various non-cancelable operating leases, as well as data centers and vehicles under finance lease arrangements. The leases contain various renewal options.
See Note 7 for further discussion of the Company's lease commitments.
Litigation
Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount can be

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
reasonably estimated. While it is reasonably possible that an unfavorable outcome may occur as a result of one or more of the Company’s current litigation matters, at this time, management has concluded that the resolutions of these matters are not expected to have a material effect on the Company's condensed consolidated financial position, future results of operations, or liquidity. Legal defense costs are expensed as incurred, except as set forth below.
Matterport-Related Matters
On July 23, 2021, plaintiff William J. Brown, a former employee and a stockholder of Matterport, Inc. (now known as Matterport Operating, LLC) (“Legacy Matterport”), sued Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Brown Defendants”) in the Court of Chancery of the State of Delaware (the “Chancery Court ”). Brown claimed that the Brown Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the Gores Merger transactions (the "Gores Transaction" and the Agreement and the Plan of Merger thereunder, the "Gores Merger Agreement") between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to Brown. Separate proceedings regarding Brown's remaining claims, including the amount of any damages suffered by Brown were the subject of the second phase of the case. Legacy Matterport's position was that Brown did not suffer any damages as he would have sold his shares as soon as possible after the Gores Transaction closed had Legacy Matterport not prevented him from trading based on its application of the Transfer Restrictions. Trial was held in November 2023 and a post-trial hearing was held on February 22, 2024. On May 28, 2024, the court ruled that Matterport had a reasonable basis to deny the plaintiff’s November 2021 demand that the transfer restrictions be removed from his shares and that the plaintiff lacked standing as to whether the transfer restrictions complied with Delaware law. However, the court awarded Brown $79.1 million plus pre- and post-judgment interest as damages for losses caused by Matterport’s initial refusal to issue freely transferable shares (the “Brown Judgment”). Oral argument on the appeal was heard on February 26, 2025. On April 22, 2025, the Delaware Supreme Court substantially affirmed the Chancery Court's $79.1 million damages award but reversed and remanded for additional proceedings on the manner in which post-judgment interest was calculated. The Chancery Court has not scheduled further proceedings on the issue of post-judgment interest.
The Company has estimated a litigation accrual of $95.0 million considering the substantially-affirmed damages award and the Company's estimate of the expected interest award using the Chancery Court's previously determined interest methodology. This estimated litigation accrual is reflected in the purchase price allocation for the Matterport Acquisition and is subject to change based on the Chancery Court's revised ruling. The Company estimated additional interest of up to approximately $15 million could be awarded if the Chancery Court followed the methodology Brown previously argued, and which was rejected. The Company anticipates the revised ruling will occur in the second quarter of 2025. Subsequent to the Brown Judgment, on August 14, 2024, a litigation bond was posted and Matterport transferred $95.0 million in cash as collateral into a designated insured interest-bearing account. The cash collateral of $97.4 million was classified as restricted cash on the Company’s condensed consolidated balance sheet as of March 31, 2025.
Since the Brown judgment in May 2024, other former Legacy Matterport stockholders have filed complaints (the “Post-Brown Complaints”) in the Chancery Court alleging that they were prevented from trading their Matterport shares through invalid transfer restrictions. These complaints were filed as follows: on July 19, 2024 by Damien Leostic and William Schmitt; on August 16, 2024 by Greg Coombe; on September 19, 2024 by Build Legacy LLC, Build the Future Trust under agreement dated November 16, 2023, Penchant Capital LLC, Penchant Trust, and iRobot Corporation. On September 16, 2024, Kimberly Burdi-Dumas, a former Matterport employee, filed a putative class action complaint on behalf of all persons or entities who were stockholders of Legacy Matterport as of July 21, 2021, and who, pursuant to the Gores Transaction, were thereafter issued and held Matterport shares that were improperly restricted from being sold until January 18, 2022. On November 26, 2024, Schmitt amended his complaint to bring a class action on behalf of former members of Matterport, Inc. who did not receive their shares immediately following the closing of Gores Transaction. On December 6, 2024, the Burdi-Dumas complaint was amended to include a second plaintiff, Janet Day, and additional claims. The Company has not yet answered the Post-Brown Complaints.
On February 1, 2024, two stockholders, Laurie Hanna and Vasana Smith (collectively “Plaintiffs”) filed a complaint derivatively on behalf of Matterport against R.J. Pittman, Michael Gustafson, Peter Hebert, James Krikorian, James Daniel Fay, David Gausebeck, Japjit Tulsi, Judi Otteson, Jay Remley, and numerous stockholders of Matterport (collectively “Hanna and Smith Defendants”) in the Chancery Court. The complaint alleges that the issuance of 23,460,000 earn-out shares worth

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
$225 million was a breach of fiduciary duty and an act of corporate waste, which unjustly enriched recipients of the earn-out shares at the expense of Matterport and its common stockholders. The complaint seeks disgorgement of all unjust enrichment by the Hanna and Smith Defendants, an award of compensatory damages to Matterport, an award of costs and disbursements to the Plaintiffs, as well as a declaration that Plaintiffs may maintain the action on behalf of Matterport and that Plaintiffs are adequate representatives of Matterport, and a finding that demand on the Matterport board is excused as futile. On June 24, 2024, the Plaintiffs filed an amended complaint, which alleges, inter alia, that the members of the Matterport board breached their fiduciary duties by issuing a proxy statement which failed to disclose certain information concerning Matterport’s prior issuance of certain earn-out shares previously issued and the subsequent impact on the amount of the Matterport Acquisition Consideration that would have been received by the plaintiffs and other stockholders if those earn-out shares had not been issued. On July 11, 2024, the court denied Plaintiffs’ motion to expedite. The Company has otherwise not yet responded to the complaint.
The Company monitors developments in these legal matters that could affect the estimate the Company may have previously accrued. As of March 31, 2025, there were no amounts accrued that the Company believes would be material to its financial position, except as noted above. Further, the range of reasonably possible losses in excess of accrued liabilities currently cannot be reasonably estimated, except as noted above.
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
Summarized EBITDA information by operating segment consists of the following (in millions):

	Three Months Ended March 31,
	2025			2024
	North America	International	Total	North America	International	Total
Revenues (1)	$697.4	$34.8	$732.2	$623.3	$33.1	$656.4
Less:
Personnel	320.6	21.5	342.1	276.8	23.2	300.0
Marketing	203.4	12.6	216.0	222.6	17.3	239.9
General and administrative (2)	164.3	10.6	174.9	120.7	8.5	129.2
EBITDA	$9.1	$(9.9)	$(0.8)	$3.2	$(15.9)	$(12.7)
__________________________
(1) See Note 3 for details of revenue disaggregated by segment.
(2) Excludes personnel costs.
The Company is domiciled in the U.S. and revenues earned outside the U.S. were $47.9 million and $37.7 million for three months ended March 31, 2025 and 2024, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following summarizes stock-based compensation, which is a significant non-cash item included in the personnel costs above, by segment (in millions):

	Three Months Ended March 31,
	2025	2024
North America	$29.0	$21.8
International	1.4	1.0
Total	$30.4	$22.8
The reconciliation of EBITDA to (loss) income before income taxes consists of the following (in millions):

	Three Months Ended March 31,
	2025	2024
EBITDA	$(0.8)	$(12.7)
Amortization of acquired intangible assets in cost of revenues	(10.5)	(8.8)
Amortization of acquired intangible assets in operating expenses	(17.2)	(11.0)
Depreciation and other amortization	(14.3)	(10.3)
Interest income, net	38.5	56.2
Other expense, net (1)	(2.4)	(1.9)
(Loss) income before income taxes	$(6.7)	$11.5
__________________________
(1) Includes $5.0 million and $5.5 million of amortization and depreciation expense including above-market lease amortization associated with lessor activities for the three months ended March 31, 2025 and 2024, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Summarized information by operating segment consists of the following (in millions):

	March 31, 2025	December 31, 2024
Property and equipment, net
North America	$1,088.1	$1,006.7
International	9.5	8.2
Total property and equipment, net	$1,097.6	$1,014.9

Goodwill
North America	$3,435.1	$2,297.2
International	238.1	230.4
Total goodwill	$3,673.2	$2,527.6

Assets
North America	$9,679.3	$8,852.0
International	748.8	404.8
Total assets	$10,428.1	$9,256.8

Liabilities
North America	$1,766.1	$1,603.0
International	105.8	100.3
Total liabilities	$1,871.9	$1,703.3
14.    STOCKHOLDER'S EQUITY
Stock Repurchase Program
In February 2025, the Board of Directors approved the Stock Repurchase Program that authorizes the repurchase of up to $500 million of its common stock. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act. Repurchases may be made from time to time at management's discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time at the Company’s discretion.
During the first quarter of 2025, the Company repurchased 240,000 CoStar Group Shares for an aggregate cost of $18.5 million. As of March 31, 2025, $481.5 million remains available for repurchases under the Stock Repurchase Program. Shares of common stock repurchased under the Stock Repurchase Program become treasury shares and are accounted for when the transaction is settled. As of March 31, 2025, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15.    EMPLOYEE BENEFIT PLANS
Stock Incentive Plans
In April 2007, the Board of Directors adopted the CoStar Group 2007 Stock Incentive Plan (as amended, the “2007 Plan”), subject to stockholder approval, which was obtained on June 7, 2007. In April 2016, the Board of Directors adopted the CoStar Group 2016 Stock Incentive Plan (as amended, the “2016 Plan”), subject to stockholder approval, which was obtained on June 9, 2016. All shares of common stock that were authorized for issuance under the 2007 Plan that, as of June 9, 2016, remained available for issuance under the 2007 Plan (excluding shares subject to outstanding awards) were rolled into the 2016 Plan and, as of that date, no shares of common stock were available for new awards under the 2007 Plan. The 2007 Plan continues to govern vested unexercised stock options issued prior to June 9, 2016. Upon the occurrence of a Change of Control, as defined in the 2007 Plan, all outstanding unexercisable options under the 2007 Plan immediately become exercisable.
The 2016 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights to officers, employees, and directors of the Company and its subsidiaries. Stock options granted under the 2016 Plan may be non-qualified or may qualify as incentive stock options. Except in limited circumstances related to a merger or other acquisition, the exercise price for an option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period for each grant of options, restricted stock, restricted stock units, and stock appreciation rights under the 2016 Plan is determined by the Board of Directors or a committee thereof and is generally three to four years, subject to minimum vesting periods for restricted stock and restricted stock units of at least one year. In some cases, vesting of awards under the 2016 Plan may be based on performance conditions. The Company initially reserved approximately 22.7 million shares of common stock for issuance under the 2016 Plan, which included shares of common stock that were authorized and remained available for issuance under the 2007 Plan as of June 9, 2016. Any shares of common stock subject to (a) outstanding awards under the 2007 Plan as of June 9, 2016 or (b) outstanding awards under the 2016 Plan after June 9, 2016, that cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised or settled in vested and nonforfeitable shares) will become authorized and unissued under the 2016 Plan. Pursuant to the terms of the 2016 Plan, all amounts reserved or issued under the plan were adjusted to reflect the Company’s ten-for-one common stock split. Unless terminated sooner, the 2016 Plan will terminate in June 2026, but will continue to govern unexercised and unexpired awards issued under the 2016 Plan prior to that date. Approximately 10.3 million shares were available for future grant under the 2016 Plan as of March 31, 2025.
In connection with the Matterport Acquisition, the Company assumed the Matterport's 2021 Incentive Award Plan and Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan (“Assumed 2021 Plans”), including outstanding restricted stock units and stock options originally granted by Matterport under the Assumed 2021 Plans to continuing employees. These assumed awards will vest in accordance with their original terms, generally over four years. The Company does not intend to issue further grants under these plans. Shares forfeited due to employee termination or expiration are returned to the share pool. As of March 31, 2025, approximately 1.7 million shares remained available under the Assumed 2021 Plans.
At March 31, 2025, there was approximately $375.7 million of unrecognized compensation cost related to stock incentive plans, net of estimated forfeitures, which the Company expects to recognize over a weighted-average-period of 2.8 years. See Note 2 for further discussion of stock-based compensation expense.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock Options
Option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	1,904,590	$51.48	4.80	$43.8
Assumed in Matterport Acquisition	1,799,170	$9.54
Granted	212,700	$78.33
Exercised	(92,950)	$9.33		$6.4
Canceled or expired	(26,000)	$91.98
Outstanding at March 31, 2025	3,797,510	$33.87	4.67	$174.5
Exercisable at March 31, 2025	3,443,074	$29.18	4.19	$174.2
The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions in the following table:

	Three Months Ended March 31,
	2025	2024
Dividend yield	0%	0%
Expected volatility	35%	35%
Risk-free interest rate	4.3%	4.3%
Expected life (in years)	5	5
Weighted-average grant date fair value	$30.05	$31.57
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
Restricted Stock Awards
The Compensation Committee of the Board of Directors of the Company has approved grants of restricted common stock to senior executive officers and directors of the Company that vest over a specific service period and to senior executive officers that vest based on the achievement of certain performance conditions, primarily, the achievement of a three-year cumulative revenue goal established at the grant date. The CEO of the Company has approved grants of restricted common stock to other executive officers and employees of the Company that vest over a specific service period and to other executive officers that vest based on the achievement of certain performance conditions, primarily, the achievement of revenue growth and profit margins established at the grant date. The grant of awards with performance conditions supports the Company’s goal of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company.
The vesting of restricted common stock is subject to continuing employment requirements. Certain performance-based restricted common stock awards are also subject to a market condition such that the actual number of shares that vest at the end of the respective three-year period is determined based on the Company’s achievement of performance goals and an established

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

	Three Months Ended March 31,
	2025	2024
Dividend yield	0%	0%
Expected volatility	31%	34%
Risk-free interest rate	4.2%	4.5%
Expected life (in years)	3	3
Weighted-average grant date fair value	$85.29	$86.96
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
As of March 31, 2025, the Company determined that it was probable that at least the minimum performance goals associated with restricted stock awards with performance and market conditions granted during 2023, 2024, and 2025 would be met by their forfeiture dates. As of March 31, 2025, the Company determined that it was probable the performance goals associated with restricted stock awards with performance conditions granted during the first quarter of 2025 would be met by their forfeiture dates. The Company recorded a total of approximately $1.1 million and $2.5 million of stock-based compensation expense related to restricted stock awards with performance conditions and with performance and market conditions for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company expects to record an aggregate stock-based compensation expense of approximately $49.6 million for restricted stock awards with performance and market conditions over the remainder of 2025 and in 2026, 2027, and 2028.
The following table presents unvested restricted stock awards activity for the three months ended March 31, 2025:

	Restricted Stock Awards — without Market Condition		Restricted Stock Awards — with Market Condition
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock awards at December 31, 2024	2,554,989	$76.19	733,200	$81.49
Granted	1,843,900	$76.45	435,120	$85.29
Vested	(761,464)	$73.97	(124,068)	$71.19
Canceled	(94,401)	$75.15	(48,252)	$71.19
Unvested restricted stock awards at March 31, 2025	3,543,024	$76.61	996,000	$84.93

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restricted Stock Units
The following table presents unvested restricted stock units activity for the three months ended March 31, 2025:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock units at December 31, 2024	23,532	$73.88
Assumed in Matterport Acquisition	2,256,423	$75.63
Granted	9,892	$74.36
Vested	(262,042)	$75.49
Canceled	(9,567)	$75.55
Unvested restricted stock units at March 31, 2025	2,018,238	$75.62
16.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any material subsequent events that required adjustment or disclosure in the condensed consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated under the heading “Cautionary Statement Concerning Forward-Looking Statements” at the end of this Item 2, “Risk Factors” in Item 1A of Part I of our 2024 Form 10-K and “Risk Factors” in Item 1A of Part II of this Report, as well as those described from time to time in our filings with the SEC.
All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by applicable law. The following discussion should be read in conjunction with our 2024 Form 10-K, our subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other filings with the SEC, and the condensed consolidated financial statements and related notes included in this Report.
Overview
CoStar Group is a leading provider of real estate information and analytics, online marketplaces, and 3D digital twin technology, based on the fact that we own and operate leading online marketplaces for real estate in the U.S. and the U.K., based on the numbers of unique visitors and site visits per month; provide more information, analytics and marketing services than many of our competitors; offer the most comprehensive commercial real estate database available; and have the largest commercial real estate research department in the industry. We have created and compiled a standardized platform of real estate information and analytics and online marketplaces where industry professionals, consumers of commercial real estate, including apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all property types, including office, retail, industrial, multifamily, land, mixed-use, and hospitality. We also offer online platforms that manage workflow and marketing for residential real estate agents and brokers and provide portals for homebuyers to view residential property listings.
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific and Latin America.
Our services are typically distributed to our customers under subscription-based license agreements that typically renew automatically, a majority of which have a term of at least one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage customers to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual platform usage or number of paid clicks. Depending on the type of service, contract rates are generally based on the number of sites, number of users, organization size, the customer’s business focus, the customer's geographic location, the number of properties reported on or analyzed, the number and types of services to which a customer subscribes, the number of properties a customer advertises and the prominence and placement of a customer's advertised properties in the search results. Our subscription customers generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. Our transaction-based services primarily consists of auction fees from our Ten-X online auction platform for commercial real estate, the sales of Matterport cameras and capture equipment, and providing assistance with the data capture process to create digital twins through Matterport. Other transaction-based services are described by service offering below.
Services
Our portfolio of information, analytics and online marketplaces is branded and marketed to our customers and marketplace end users under the primary brands of CoStar®, Apartments.com®, LoopNet®, OnTheMarket, Homes.com®, Matterport®, Land.com®, and Ten-X®. Our services are accessible via the internet and through our mobile applications. Our services are primarily derived from a database of building-specific information and offer customers specialized tools for accessing, analyzing, and using our information. Over time, we have enhanced and expanded, and we expect to continue to enhance and expand, our existing information, analytics, and online marketplaces. We have developed and we expect to continue to develop additional services leveraging our centralized database and 3D digital twin technology to meet the needs of our existing customers as well as potential new categories of customers.

Our principal services are described in the following paragraphs:
CoStar
CoStar is our subscription-based integrated platform for commercial real estate intelligence, which includes information about commercial real estate properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news and market status and provides benchmarking for the hospitality industry, lease analytical capabilities, and risk management capabilities for lenders. CoStar's revenue growth rate for the three months ended March 31, 2025 decelerated compared to the revenue growth rate for the three months ended March 31, 2024, due to a lack of benefit from converting legacy STR customers to our new CoStar-based benchmarking product realized in 2024. We expect CoStar's revenue growth rate for the year ending December 31, 2025 to decelerate compared to the revenue growth rate for the year ended December 31, 2024, primarily due to a lack of benefit from converting legacy STR customers to our new CoStar-based benchmarking product realized in 2024.
Information Services
We provide real estate and lease management technology solutions, including lease administration, lease accounting, transaction management, and professional services through our CoStar Real Estate Manager and Visual Lease service offerings. Information Services' revenue growth rate for the three months ended March 31, 2025 accelerated compared to the revenue growth rate for the three months ended March 31, 2024 primarily as a result of the Visual Lease Acquisition. We expect the Information Services revenue growth rate for the year ending December 31, 2025 to accelerate compared to the revenue growth rate for the year ended December 31, 2024 as a result of the Visual Lease Acquisition.
Multifamily
Apartments.com is the flagship brand of our apartment marketing network of subscription-based advertising services and provides property management companies and landlords with a comprehensive advertising destination for their available rental units. In addition, it offers renters a platform for searching for available rentals and earns transaction-based revenue primarily from providing online tenant applications, including background and credit checks, and rental payment processing. Multifamily's revenue growth rate for the three months ended March 31, 2025 moderated compared to the revenue growth rate for the three months ended March 31, 2024 primarily due to the impact in 2025 of pivoting the Apartments.com sales force to support the Homes.com product launch in 2024. We expect the Multifamily revenue growth rate for the year ending December 31, 2025 to moderate compared to the revenue growth rate for the year ended December 31, 2024, due to the impact in 2025 of pivoting the Apartments.com sales force to support the Homes.com product launch in 2024.
LoopNet
Our LoopNet Network of commercial real estate websites offers subscription-based, online marketplace services that enable commercial property owners, landlords, and real estate agents working on their behalf to advertise properties for sale or for lease. Commercial real estate agents, buyers, and tenants use the LoopNet Network of online marketplace services to search for available property listings that meet their criteria. LoopNet's revenue growth rate for the three months ended March 31, 2025 decelerated compared to the revenue growth rate for the three months ended March 31, 2024, primarily due to lower inflation-based price increases. We expect LoopNet's revenue growth rate for the year ended December 31, 2025 to accelerate compared to the revenue growth rate for the year ended December 31, 2024 due to an increase in the average revenue per listing, as well as an increase in the number of listings on our sites.
Residential
Homes.com offers real estate agents subscription memberships promoting the agent's home listings and profile on our websites. Homebuyers and real estate agents use Homes.com to find their dream homes using our proprietary research and neighborhood content combined with listing information. OnTheMarket is a property portal in the U.K., which primarily hosts agents' listings on a subscription basis. Residential's revenues for the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024, primarily due to an increase in the number of Homes.com memberships, partially offset by the discontinuation of certain products that were inconsistent with our long-term business strategy. We expect Residential's revenues for the year ending December 31, 2025 to increase compared to the year ended December 31, 2024 due to additional sales of our Homes.com memberships.
Other Revenues
Our other revenues include revenues from the Matterport Acquisition, our Land.com Network, BizBuySell Network, and Ten-X, an online auction platform for commercial real estate. Matterport primarily provides hosting services for its 3D digital twins on a subscription basis. Matterport also provides capture services of spatial data and other add-on services to existing subscription customers and sells 3D capture cameras and third-party capture devices to customers. The Land.com Network provides online marketplaces for rural lands for sale. BizBuySell Network provides online marketplaces for businesses and franchises for sale. Other revenues for the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024 primarily due to the Matterport Acquisition. We expect other revenues for the year ending December 31, 2025 to increase compared to the year ended December 31, 2024 primarily due to the Matterport Acquisition.
Subscription-based Services
The majority of our revenue is generated from service offerings that are distributed to our customers under subscription-based agreements that typically renew automatically and have a term of at least one year. We recognize subscription revenues on a straight-line basis over the life of the contract.
For the three months ended March 31, 2025 and 2024, our annualized net new bookings of subscription-based services on all contracts were $56 million and $86 million, respectively. Net new bookings is calculated based on the annualized amount of change in our sales bookings resulting from new subscription-based contracts, changes to existing subscription-based contracts, and cancellations of subscription-based contracts for the period reported. Net new bookings is calculated on all subscription-based contracts without regard to contract term. Net new bookings is considered an operating metric that is an indicator of future subscription revenue growth and is also used as a metric of sales force productivity by us and investors. However, information regarding net new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. Revenues from our subscription-based contracts were approximately 96% of total revenues for both the three months ended March 31, 2025 and 2024.
For both the trailing 12 months ended March 31, 2025 and 2024, our contract renewal rates for existing company-wide CoStar Group subscription-based services for contracts with a term of at least one year were approximately 89%, and, therefore, our cancellation rates for those services for the same periods were approximately 11%. Contract renewal rates are calculated on all subscription-based contracts with a term of at least one year. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, we believe that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing 12-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our customers, reductions in customer spending or decreases in our customer base. Revenues from our subscription-based contracts with a term of at least one year were approximately 80% and 81% of total revenues for the trailing 12 months ended March 31, 2025 and 2024, respectively.
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
Our key priorities for the remainder of 2025 currently include:
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
•Integrating Matterport's existing AI, computer vision, and machine learning across our products to build features that will enhance user experience to drive better engagement with our existing products and use the capability from the Matterport Acquisition to increase development of AI, computer vision, and machine learning to improve property analytics, optimize operational efficiency, and broaden the use of digital twin technologies throughout the real estate industry. We also intend to integrate Matterports's equipment and services into new market offerings to customers.
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
Non-GAAP Financial Measures
We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls, and filings with the SEC. The non-GAAP financial measures that we may disclose include EBITDA, adjusted EBITDA, and adjusted EBITDA margin. EBITDA is our net (loss) income before interest income or expense, net, other expense or income, net, loss on debt extinguishment, income taxes, depreciation, and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls, and filings with the SEC. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense; acquisition- and integration-related costs; restructuring and related costs, including certain advisory fees; and settlements and impairments incurred outside our ordinary course of business. Adjusted EBITDA margin represents adjusted EBITDA divided by revenues for the period.
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
We view EBITDA, adjusted EBITDA, and adjusted EBITDA margin as operating performance measures. We believe that the most directly comparable GAAP financial measure to EBITDA and adjusted EBITDA is net (loss) income. We believe the most directly comparable GAAP financial measure to adjusted EBITDA margin is net (loss) income divided by revenue. In calculating EBITDA, adjusted EBITDA, and adjusted EBITDA margin, we exclude from net (loss) income the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA, adjusted EBITDA, and adjusted EBITDA margin are not measurements of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net (loss) income, or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA, adjusted EBITDA, and adjusted EBITDA margin as a substitute for any GAAP financial measure. In addition, we urge investors and potential investors in our securities to carefully review the GAAP financial information included as part of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that are filed with the SEC, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA, adjusted EBITDA, and adjusted EBITDA margin.

EBITDA, adjusted EBITDA, and adjusted EBITDA margin may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and accompanying reconciliations, provide additional information to investors that is useful to understand the factors and trends affecting our business without the impact of certain acquisition-related items. We have spent more than 30 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to these acquisitions, our net (loss) income has included significant charges for amortization of acquired intangible assets; depreciation and other amortization; acquisition- and integration-related costs; restructuring and related costs, including certain advisory fees; and loss on debt extinguishment. Adjusted EBITDA and adjusted EBITDA margin exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for amortization of acquired intangible assets; depreciation and other amortization; acquisition- and integration-related costs; restructuring and related costs, including certain advisory fees; settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year without the impact of these items. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest income or expense, net; other expense or income, net; income taxes; stock-based compensation expenses; acquisition- and integration-related costs; restructuring and related costs, including certain advisory fees; loss on debt extinguishment; and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts, and others have regularly relied on EBITDA and may rely on adjusted EBITDA and adjusted EBITDA margin to provide a financial measure by which to compare our operating performance against that of other companies in our industry.
Set forth below are descriptions of financial items that have been excluded from net (loss) income to calculate EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net (loss) income:
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

Set forth below are descriptions of additional financial items that have been excluded from EBITDA to calculate adjusted EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net (loss) income:
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
•The amount of restructuring and related costs, including certain advisory costs, incurred may be useful for investors to consider because they generally represent costs incurred in connection with changes to the structure of our operations, governance, offices and related properties, and suppliers or employees used to deliver services and include costs to terminate contracts, advisory fees and other professional services, and severance. Because we do not carry out restructuring activities on a predictable cycle, we do not consider the amount of restructuring-related costs to be a representative component of the day-to-day operating performance of our business.
Management compensates for the above-described limitations of using non-GAAP measures by using a non-GAAP measure only to supplement our GAAP results and to provide additional information that is useful to investors to understand the factors and trends affecting our business.

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table compares our selected condensed consolidated results of operations for the three months ended March 31, 2025 and 2024 (in millions, except percentages):

	Three Months Ended March 31,
	2025	2024	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$265.1	$250.3	$14.8	6%
Information Services	39.8	33.0	6.8	21%
Multifamily	282.5	254.8	27.7	11%
LoopNet	72.8	69.1	3.7	5%
Residential	27.2	18.6	8.6	46%
Other Revenues	44.8	30.6	14.2	46%
Total revenues	732.2	656.4	75.8	12%
Cost of revenues	153.3	141.2	12.1	9%
Gross profit	578.9	515.2	63.7	12%
Operating expenses:
Selling and marketing (excluding customer base amortization)	368.9	366.1	2.8	1%
Software development	94.5	82.4	12.1	15%
General and administrative	141.1	98.5	42.6	43%
Customer base amortization	17.2	11.0	6.2	56%
Total operating expenses	621.7	558.0	63.7	11%
Loss from operations	(42.8)	(42.8)	—	—%
Interest income, net	38.5	56.2	(17.7)	(31)%
Other expense, net	(2.4)	(1.9)	(0.5)	26%
(Loss) income before income taxes	(6.7)	11.5	(18.2)	(158)%
Income tax expense	8.1	4.8	3.3	69%
Net (loss) income	$(14.8)	$6.7	$(21.5)	NM
__________________________
NM - Not meaningful
Revenues. Revenues increased $76 million, or 12%, to $732 million. The increase in our revenues included:
•an increase in Multifamily revenues of $28 million, or 11%, due to an increase in the number of properties listed on our network, as well as customers selecting higher-priced ad packages,
•an increase in CoStar revenues of $15 million, or 6%, due to increased sales driven by inflation-based price increases on renewals and an increase in subscribers,
•an increase in Other revenues of $14 million, or 46%, primarily due to the Matterport Acquisition,
•an increase in Residential revenues of $9 million, or 46%, due to an increase in the number of Homes.com memberships, partially offset by the discontinuation of certain products that were inconsistent with our long-term business strategy,
•an increase in Information Services revenues of $7 million, or 21%, primarily attributable to the Visual Lease Acquisition, and

•an increase in LoopNet revenues of $4 million, or 5%, due to an increase in the average price per listing, as well as the number of listings.
Gross Profit and Cost of Revenues. Gross profit increased $64 million, or 12%, to $579 million, and the gross profit margin increased from 78% to 79%. The increase in gross profit was due to higher revenues, partially offset by an increase in cost of revenues. Cost of revenues increased $12 million, or 9%, to $153 million and, as a percentage of revenues, decreased from 22% to 21%. The increase in cost of revenues primarily included:
•an increase in personnel costs of $4 million due to the Matterport Acquisition,
•an increase of $3 million for web hosting costs, and
•an increase of $2 million in costs of goods sold related to sales of Matterport capture equipment and services.
Selling and Marketing Expenses (excluding customer base amortization). Selling and marketing expenses (excluding customer base amortization) increased $3 million, or 1%, to $369 million and, as a percentage of revenues, decreased from 56% to 50%. The increase primarily included:
•an increase in personnel costs of $20 million related to sales hiring, partially offset by a decrease in marketing expenses of $17 million.
Software Development Expenses. Software development expenses increased $12 million, or 15%, to $95 million and, as a percentage of revenues, was consistent at 13%. The increase primarily included:
•an increase in personnel costs of $10 million related to increases in salaries, stock-based compensation, and benefit costs as a result of the Matterport Acquisition, as well as costs for our existing employees.
General and Administrative Expenses. General and administrative expenses increased $43 million, or 43%, to $141 million and, as a percentage of revenues, increased from 15% to 19%. The increase primarily included:
•an increase in professional services of $23 million, primarily related to acquisition activities,
•an increase in personnel costs of $8 million, primarily related to increases in salaries and stock-based compensation as a result of the Matterport Acquisition, and
•an increase of $7 million in costs of intellectual property disputes.
Customer Base Amortization Expense. Customer base amortization expense increased $6 million, or 56%, to $17 million, and, as a percentage of revenues, was consistent at 2%. The increase was due to the Matterport Acquisition.
Interest Income, Net. Interest income, net decreased $18 million, or 31%, to $39 million. The decrease was primarily due to a decrease in our cash and cash equivalents.
Other Expense, Net. Other expense, net, was insignificant for both the three months ended March 31, 2025 and 2024.
Income Tax Expense. Income tax expense increased $3 million, or 69%, to $8 million, and the effective tax rate was (120.9)% of loss before income taxes compared to 42% of income before incomes taxes for the three months ended March 31, 2024. The increase in income tax expense was primarily attributable to a discrete tax expense for transaction costs.
Business Segment Results for Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management internally to measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, (loss) income from operations or other measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for further information regarding our segment operating results.

Segment Revenues. North America revenues increased $74 million, or 12%, to $697 million and included:
•an increase in Multifamily revenues of $28 million, due to an increase in the number of properties listed on our network, as well as customers selecting higher-priced ad packages,
•an increase in Other revenues of $14 million, due to the Matterport Acquisition,
•an increase in CoStar revenues of $12 million, due to increased sales driven by inflation-based price increases on renewals and an increase in subscribers,
•an increase in Information Services revenues of $9 million, primarily attributable to the Visual Lease Acquisition,
•an increase in Residential revenues of $8 million, due to an increase in the number of Homes.com memberships, partially offset by the discontinuation of certain products that were inconsistent with our long-term business strategy, and
•an increase in LoopNet revenues of $4 million, due to an increase in the average price per listing, as well as the number of listings.
The $2 million, or 5%, increase in International revenues was primarily attributable to an increase in CoStar sales driven by inflation-based price increases on renewals and an increase in subscribers.
Segment EBITDA. North America EBITDA increased $6 million, or 184%, to $9 million. The increase in North America EBITDA was primarily due to increases in revenues described above, partially offset by increases in personnel costs and general and administrative costs. International EBITDA increased $6 million to a loss of $10 million. The increase was primarily due to a decrease in marketing costs combined with increases in revenues, partially offset by increases in occupancy costs.
Liquidity and Capital Resources
We believe the balance of cash, cash equivalents and restricted cash, which was $3.8 billion as of March 31, 2025, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Other than the construction commitments and the Domain Transaction, our cash requirements have not changed materially from what is described in the 2024 Form 10-K.
Construction Commitments. We are expanding our Richmond, Virginia campus, which is expected to result in a material cash requirement in 2025 and 2026. We broke ground on the expansion in November 2022 and expect construction to be substantially completed in the first half of 2026. We have engaged a project manager, architects, and a general contractor on terms that generally require payments as services are provided or construction is performed. As of March 31, 2025, we were obligated to spend an additional $360 million as further work is performed under these contracts. We expect $266 million of these costs to be paid for the remainder of 2025 and intend to fund these expenditures with cash on hand.
In conjunction with this expansion, we negotiated various tax incentives with the Commonwealth of Virginia and the City of Richmond, including the allowance to use market-based income apportionment for income taxes and partial reimbursements of property tax assessments related to the value of the campus expansion. These incentives are conditional upon achieving job creation and capital expenditure targets from 2022 to 2029. Failure to meet these targets could result in a reduction of the value of the tax incentives and repayment of previous tax reductions. The value of the allowance to use a market-based income apportionment for income taxes is dependent on our taxable income. We estimate the value of the allowance to use market-based income apportionment for income taxes for tax years 2023 to 2032 and partial reimbursements of property tax assessments related to the value of the campus expansion to be in the range of $275 million to $285 million.
Domain Transaction. From February 20, 2025 through February 21, 2025, in connection with the Domain Proposal, we acquired approximately 17% of the ordinary shares of Domain at $4.20 AUD per share for a total purchase price of $452 million AUD ($285 million). We expect to spend $2.4 billion AUD ($1.5 billion) to acquire the remaining approximately 83% of the ordinary shares of Domain upon consummation of the Domain Transaction.
On March 31, 2025, the Company entered into the Exclusivity Deed with Domain pursuant to which Domain granted us a period of exclusivity to undertake due diligence in connection with the Domain Proposal. In accordance with the terms of the Exclusivity Deed, the initial four-week period of exclusivity has been extended by a further two weeks (through to 11:59pm on May 12, 2025). The Domain Transaction remains subject to a number of conditions, including satisfactory completion of due diligence, negotiation and execution of transaction documentation, as well as customary conditions. Accordingly, there is no guarantee that a binding agreement will be reached and therefore no certainty that the Domain Proposal will result in a transaction.

Stock Repurchase Program. In February 2025, the Board of Directors approved the Stock Repurchase Program that authorizes, but does not obligate, the repurchase of up to $500 million of the Company’s common stock. The Company repurchased 240,000 CoStar Group Shares for an aggregate cost of $18.5 million in the first quarter of 2025. The Company anticipates repurchasing at least $150 million of common shares in total in 2025.
On April 30, 2025, the Company executed a trading plan with BofA Securities, Inc. (the "Broker") designed to comply with the affirmative defense provided by Rule 10b5-1 and the safe harbor provided by Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The program has no time limit and can be discontinued at any time at the Company’s discretion. Subject to quarterly limits set by the Company, repurchases may be made from time to time at Broker's discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. There can be no assurance as to the timing or number of shares of any repurchases in the future.
Cash on Hand Cash, cash equivalents, and restricted cash decreased to $3.8 billion as of March 31, 2025, compared to cash and cash equivalents of $4.7 billion as of December 31, 2024. The decrease in cash, cash equivalents, and restricted cash for the three months ended March 31, 2025 was primarily due to $911 million of cash used in investing activities and cash used in financing activities of $47 million primarily related to repurchases of restricted stock to satisfy tax withholding obligations, partially offset by cash provided by operating activities of $53 million.
Net cash provided by operating activities for the three months ended March 31, 2025 was $53 million compared to $140 million for the three months ended March 31, 2024. The $86 million decrease in cash provided by operating activities was primarily driven by an decrease in working capital of $91 million and a decrease in net income.
Net cash used in investing activities for the three months ended March 31, 2025 was $911 million compared to $380 million for the three months ended March 31, 2024, primarily driven by the Matterport Acquisition and the purchase of equity securities, partially offset by proceeds from the sale and settlement of investments.
Net cash used in financing activities for the three months ended March 31, 2025 was $47 million compared to net cash used in financing activities of $23 million for the three months ended March 31, 2024. The increase was primarily driven by repurchases of the Company's outstanding common stock under the Stock Repurchase Program and repurchases of restricted stock to satisfy tax withholding obligations.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. While we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We consider the accounting for the following matters to contain critical accounting estimates:
•Intangible assets and goodwill,
•Income taxes, and
•Business combinations.
For an in-depth discussion of each of our significant accounting policies, including the related critical accounting estimates and further information regarding estimates and assumptions involved in their application, see the 2024 Form 10-K and Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report. During the three months ended March 31, 2025, there were no material changes to our critical accounting estimates from those described in the 2024 Form 10-K.
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

Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “likely,” “might,” “believe,” “expect,” “observe,” “consider,” “think,” “intend,” “envision,” “will,” “should,” “could,” “would,” “plan,” “target,” “estimate,” “predict,” “continue,” “commit,” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs, and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks, and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors” in Item 1A of Part I of our 2024 Form 10-K and “Risk Factors”in Item 1A of Part II of this Report and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•the risks related to the specific timing, price, and size of repurchases under the Stock Repurchase Program, including that the Stock Repurchase Program may be suspended or discontinued at any time at the Company’s discretion;
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
•our inability to increase brand awareness;
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
•our inability to realize the benefits of the Matterport Acquisition;
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
•the effects of use of new and evolving technologies, including AI, on our ability to protect our data and intellectual property from misappropriation by third parties;
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
•the risks related to return on investment;
•the inability of third-party suppliers upon which Matterport relies to fulfill its needs;
•the risks related to our equity investments; and
•the risks related to open source software.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We provide information, analytics, and online marketplace services to real estate and related business communities within the regions where we operate, which primarily include, North America, Europe, Asia-Pacific and Latin America. The functional currency for a majority of our operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound or U.S. dollar.
Fluctuations in the British Pound, Canadian Dollar and Euro may have an impact on our business, results of operations and financial position. For the three months ended March 31, 2025, approximately 5% of our revenues were denominated in foreign currencies. For the three months ended March 31, 2025, our revenues would have decreased by approximately $4 million, if the U.S. dollar exchange rate used strengthened by 10%. For the three months ended March 31, 2025, our revenues would have increased by approximately $4 million, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign subsidiaries. We may seek to enter into hedging transactions in the future to reduce our exposure to exchange rate fluctuations, but we may be unable to enter into hedging transactions successfully, on acceptable terms or at all. As of March 31, 2025, accumulated other comprehensive loss included a loss from foreign currency translation adjustments of approximately $17 million.
During the three months ended March 31, 2025, we invested $452 million AUD ($285 million) to acquire approximately 17% of Domain’s ordinary shares, which is reported as an equity investment on our condensed consolidated balance sheet. Our investment in Domain is subject to market price volatility. A 10% increase or decrease in the price of Domain’s ordinary shares during the three months ended March 31, 2025 would have increased or decreased the value of our equity investment by $28 million. Our investment in Domain is also subject to foreign currency translation risk based on the US Dollar to Australian Dollar exchange rate, because the market price of Domain’s ordinary shares is denominated in Australian Dollars. For the three months ended March 31, 2025, the value of our investment would have increased by approximately $28 million, if the U.S. dollar exchange rate used weakened by 10% and the value of our equity investment would have decreased by approximately $28 million, if the U.S. dollar exchange rate used strengthened by 10%. The investment in Domain’s ordinary shares is included in the Equity investment caption on the condensed consolidated balance sheets and is measured at fair value with changes in fair value (due to share price and/or foreign exchange rates) recorded through other expense, net on the condensed consolidated statements of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Part 1, Item 2 and “Risk Factors” in Part II, Item 1A for additional discussion regarding the Domain Transaction.
We do not believe we have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2025. As of March 31, 2025, we had $3.8 billion of cash, cash equivalents, and restricted cash. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA-rated Government and Treasury Money Market Funds.
We are subject to interest rate market risk in connection with our revolving credit facility. On May 20, 2024, we entered into the 2024 Credit Agreement, which provides for variable rate borrowings of up to $1.1 billion. On July 1, 2020, we issued $1.0 billion aggregate principal amount of Senior Notes. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all of our borrowings except for our credit facility are fixed rate, and no amounts were outstanding under our credit facility as of March 31, 2025. See Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report for additional information regarding our 2024 Credit Agreement.
We had approximately $4.6 billion of goodwill and intangible assets as of March 31, 2025. As of March 31, 2025, we believe our intangible assets will be recoverable; however, changes in the economy, the industry in which we operate, and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 4.Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 and were operating at a reasonable assurance level.
We continue to implement a financial system that is designed to improve the efficiency and effectiveness of our operational and financial accounting processes. This implementation is expected to be a multi-year project. Consistent with any process change that we implement, the design of the internal controls has and will continue to be evaluated for effectiveness as part of our overall assessment of the effectiveness of our disclosure controls and procedures. We expect that the implementation of this system will further improve our internal control over financial reporting. In addition, we are in the process of integrating the internal controls over financial reporting of recent acquisitions, and these integrations may require certain processes, systems, and other components of internal controls over financial reporting to be evaluated and modified.
Other than the implementation of a new financial system and the integration activities associated with recent acquisitions, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A.Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors disclosed in Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also have a material adverse effect on our business, financial condition, and/or results of operations. Other than the following items there have not been any material changes to the risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K.
Risks related to our business
If third-party suppliers upon which Matterport relies are not able to fulfill its needs, the ability to timely and cost effectively bring its hardware products to market could be affected. Matterport relies on a limited number of suppliers to supply its hardware components for its cameras and other hardware products, including in some cases only a single supplier for some products and components. This reliance on a limited number of manufacturers increases its risks, since Matterport does not currently have proven reliable alternative or replacement manufacturers beyond these key parties. In the event of interruption, we may not be able to increase capacity from other sources or develop alternate or secondary sources, and if such sources become available, they may result in material additional costs and substantial delays.
Unexpected changes in business conditions, materials pricing, labor issues, wars, trade policies, natural disasters, health epidemics, trade and shipping disruptions, port congestions, and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. Such disruptions could adversely affect our business if we are not able to meet customer demands. In addition, some of our suppliers are located in China. Our access to suppliers in China may be limited or impaired as a result of tariffs, including those that have been recently introduced by the current U.S. administration, or other government restrictions in response to geopolitical factors. There is no guarantee we may be able to continually use alternative suppliers and alternative parts as we scale production to meet our growth targets. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes, and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity expansion and our ability to fulfill our obligations under customer contracts. Moreover, new product launches or product design changes by us have required, and may in the future require, us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality, and volume needs, or to do so may cost us more, which may require us to replace them with other sources.
If we face supply constraints for any of the reasons described above, it may not be possible to obtain or increase supplies on acceptable terms, which may undermine our ability to satisfy customer demands in a timely manner. For example, it may take a significant amount of time to identify a manufacturer that has the capability and resources to build and supply necessary hardware components in sufficient volume. Identifying suitable suppliers can be an extensive process that requires us to become satisfied with our suppliers’ quality control, technical capabilities, responsiveness and service, financial stability, regulatory compliance, and labor and other ethical practices. Accordingly, a loss of any significant suppliers or manufacturers would have an adverse effect on our business, financial condition, and operating results.
Our equity investments may cause material variability in our reported earnings and equity. We purchased a significant equity investment in Domain, which is reported at fair value on our balance sheet with changes in fair value recorded in net income. As such, fluctuations in the value of this investment may have a material impact on our financial position and the results of operations.

As a public company, Domain’s stock price will be determined by the market and investor reaction to its product developmental decisions and performance, and may also be impacted by its ability to enter into strategic alliances or commercial arrangements, its ability to generate revenues, the maintenance of its financial resources, regulatory compliance and developments that impact its services, and broader economic conditions. Domain’s stock price may also be impacted by our ability to close the Domain Transaction.
Given the size of our investment in Domain, any material change in its value (positive or negative) will directly affect our financial statements, potentially causing material variability in our reported earnings and equity.
Risks related to our data, intellectual property, and listings
Some of our products or services contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to deliver our products or services or subject us to litigation or other actions. Some of our products or services contain software modules licensed to us by third-party authors under “open source” licenses, and we expect to continue to incorporate such open source software in our products in the future. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise these products.
Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. We seek to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require the release of the source code of our proprietary software to the public. However, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors or new entrants to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. For example, our Matterport platform incorporates software that is licensed under open source licenses, which could require release of proprietary code if such platform was released or distributed in any manner that would trigger such a requirement to third parties. Additionally, some open source projects have vulnerabilities and architectural instabilities and are provided without warranties or support services to actively provide us with patched versions when available, and which, if not properly addressed, could negatively affect the performance of the platform.
The terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our products or services. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products or services, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Moreover, we cannot assure you that our processes for monitoring and managing our use of open source software in our products and services will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, or if an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations, could be subject to significant damages, enjoined from the sale of subscriptions to certain products or services, or other liability, or could be required to seek costly licenses from third parties to continue providing our products or services on terms that, if available at all, are not economically feasible, to re-engineer our products or services, to discontinue or delay the provision of our products or services if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which would adversely affect our business, financial condition, and results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months ended March 31, 2025:
ISSUER PURCHASES OF EQUITY SECURITIES

2025	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
January 1 through 31	735	$69.89	—	—
February 1 through 28	90,556	$74.32	80,000	$493,832,128
March 1 through 31	246,661	$77.27	160,000	$481,485,376
Total	337,952	$76.46	240,000
__________________________
(1) The number includes CoStar Group shares tendered by employees to the Company to satisfy the employees' minimum tax withholding obligations arising as a result of vesting of restricted stock grants under the Company’s 2016 Stock Incentive Plan, as amended, which shares were purchased by the Company based on their fair market value on the trading day immediately preceding the vesting date. None of these share purchases were part of a publicly announced program to purchase common stock of the Company.
(2) In February 2025, the Board of Directors approved the Stock Repurchase Program that authorizes the repurchase up to $500 million of outstanding CoStar Group shares, with no expiration date. During the first quarter of 2025, the Company repurchased 240,000 CoStar Group Shares for an aggregate cost of $18.5 million. See Note 14 for further discussion regarding the Stock Repurchase Program and stock repurchase activity.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.Exhibits

Exhibit No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 7, 2021).
3.2	Fourth Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 9, 2022).
*10.1	Matterport, Inc. 2021 Incentive Award Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-285422) filed with the SEC on February 28, 2025).
*10.2	Form of Option Agreement under the Matterport, Inc. 2021 Incentive Award Plan (Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-285422) filed with the SEC on February 28, 2025).
*10.3	Form of Restricted Stock Unit Agreement under the Matterport, Inc. 2021 Incentive Award Plan (Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-285422) filed with the SEC on February 28, 2025).
*10.4	Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-285422) filed with the SEC on February 28, 2025).
*10.5
Form of Option Agreement under the Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-285422) filed with the SEC on February 28, 2025).

*10.6	Form of Restricted Stock Unit Agreement under the Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-285422) filed with the SEC on February 28, 2025).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).
* Management Contract or Compensatory Plan or Arrangement.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	April 30, 2025	By:	/s/ Christian M. Lown
Christian M. Lown Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)