Form 10-Q
period 2025-06-30
COSTAR GROUP, INC.
filed 2025-07-23
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 21, 2025, there were 423,650,362 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.
FORM 10-Q

Glossary of Terms
The following abbreviations or acronyms used in this Quarterly Report on Form 10-Q (this “Report”) are defined below:

Abbreviation or Acronym	Definition
2024 Credit Agreement	The credit agreement the Company entered into on May 24, 2024
2024 Form 10-K	CoStar Group's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 19, 2025
A$	Australian dollars
Assumed Matterport Plans	The Matterport 2021 Incentive Award Plan and Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan assumed by CoStar Group in connection with the Matterport Acquisition
AI	Artificial Intelligence
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BizBuySell Network	BizBuySell.com and its network of business for-sale websites
Board of Directors	The CoStar Group Board of Directors
CECL	Current expected credit losses
CODM	Chief Operating Decision Maker
CoStar Group (also the “Company,” “we,” “us,” or “our”)	The legal entity, CoStar Group, Inc., a Delaware corporation, one or more of its consolidated subsidiaries or operating segments, or the entirety of CoStar Group, Inc. and its consolidated subsidiaries
CoStar Group Share	A share of the common stock of the Company, par value $0.01 per share
CRI	The legal entity CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary (and primary operating entity in the United States) of CoStar Group, Inc.
Domain	Domain Holdings Australia Limited
Domain Proposal	The Company’s non-binding indicative proposal to acquire 100% of the issued capital of Domain by way of scheme of arrangement for a cash consideration of A$4.43 per ordinary share of Domain
Domain SID	The Company's binding Scheme Implementation Deed to acquire 100% of the issued capital of Domain for a cash consideration of A$4.43 per ordinary share of Domain
Domain Transaction	The transactions entered into by the Company to acquire Domain pursuant to the Domain SID.
DSUs	Deferred Stock Units
EBITDA	Net income (loss) before interest income or expense, net; other income or expense, net; loss on debt extinguishment; income taxes; depreciation; and amortization
ESPP	Employee Stock Purchase Plan
EURIBOR	Euro Interbank Offered Rate
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the U.S.
GILTI	Global intangible low taxed income inclusion
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
Matterport
The legal entity Matterport, LLC, formerly known as Matterport Inc., a Delaware corporation and provider of a technology platform that uses spatial data to transform physical buildings and spaces into dimensionally accurate, digital images

Matterport Acquisition	CoStar's acquisition of Matterport completed on February 28, 2025, pursuant to the Matterport Merger Agreement
Matterport Common Stock	Matterport Class A common stock, par value $0.0001 per share
Matterport Merger Exchange Ratio
A ratio of 0.03552 which was determined by the Matterport Merger Agreement and was set on the collar floor as the volume-weighted average price at which the CoStar Group Shares traded on the Nasdaq Global Select Market for the 20 consecutive Trading Days was below the Floor Price of a symmetrical collar of $77.42

Matterport Merger Agreement	The Agreement and Plan of Merger dated as of April 21, 2024, by and among the Company, Matterport, Merger Sub I, and Merger Sub II, pursuant to which the Company completed the Matterport Acquisition
Merger Sub I	Matrix Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company
Merger Sub II	Matrix Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of the Company
MLS	Multiple listing services
MSPP	Management Stock Purchase Plan
OBBBA	The One Big Beautiful Bill Act signed into law on July 4, 2025
OnTheMarket	The legal entity OnTheMarket Limited, the operator of onthemarket.com, a U.K. residential property portal
ROU	Right-of-use
SEC	The U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Notes	2.800% notes issued by CoStar Group, Inc. due July 15, 2030
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
Stock Repurchase Program	The stock repurchase program the Board of Directors approved in February 2025 that authorizes the repurchase of up to $500 million CoStar Group Shares
STR	The legal entity STR LLC, together with STR Global Ltd, is a global data and analytics company that specializes in benchmarking hotel performance and providing market insights to the industry
Ten-X	The legal entity Ten-X Holding Company, Inc. and its directly and indirectly owned subsidiaries
Term SOFR	The forward-looking SOFR term rates administered by CME Group Benchmark Administration Limited
TSR	Total shareholder return
U.K.	The United Kingdom of Great Britain and Northern Ireland
U.S.	The United States of America
Visual Lease	The legal entity Visual Lease, LLC, a Delaware limited liability company and operator of Visual Lease, a SaaS platform for integrated lease management and lease accounting
Visual Lease Acquisition	CoStar's acquisition of all of the outstanding equity interest in Visual Lease completed on November 1, 2024, pursuant to the Visual Lease Merger Agreement
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
Item 1.Financial Statements
COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$781.3	$677.8	$1,513.5	$1,334.2
Cost of revenues	167.8	135.8	321.1	277.0
Gross profit	613.5	542.0	1,192.4	1,057.2

Operating expenses:
Selling and marketing (excluding customer base amortization)	394.9	358.4	763.8	724.5
Software development	97.1	79.6	191.6	162.0
General and administrative	122.2	109.9	263.3	208.4
Customer base amortization	26.5	10.2	43.7	21.2
	640.7	558.1	1,262.4	1,116.1
Loss from operations	(27.2)	(16.1)	(70.0)	(58.9)
Interest income, net	32.5	53.5	71.0	109.7
Other income (expense), net	16.3	(1.5)	13.9	(3.4)
Income before income taxes	21.6	35.9	14.9	47.4
Income tax expense	15.4	16.7	23.5	21.5
Net income (loss)	$6.2	$19.2	$(8.6)	$25.9

Net income (loss) per share - basic	$0.01	$0.05	$(0.02)	$0.06
Net income (loss) per share - diluted	$0.01	$0.05	$(0.02)	$0.06

Weighted-average outstanding shares - basic	419.6	406.0	415.1	405.8
Weighted-average outstanding shares - diluted	424.3	407.4	415.1	407.3
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$6.2	$19.2	$(8.6)	$25.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	36.9	(0.2)	45.7	(4.5)
Total other comprehensive income (loss)	36.9	(0.2)	45.7	(4.5)
Total comprehensive income	$43.1	$19.0	$37.1	$21.4

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,628.6	$4,681.0
Restricted cash	98.4	—
Equity investment	308.1	—
Accounts receivable	231.0	210.7
Less: Allowance for credit losses	(27.2)	(22.8)
Accounts receivable, net	203.8	187.9
Prepaid expenses and other current assets	92.6	81.3
Total current assets	4,331.5	4,950.2

Deferred income taxes, net	55.4	30.6
Property and equipment, net	1,206.7	1,014.9
Lease right-of-use assets	93.8	103.0
Goodwill	3,689.6	2,527.6
Intangible assets, net	915.6	433.2
Deferred commission costs, net	184.4	169.6
Deposits and other assets	30.1	27.7
Total assets	$10,507.1	$9,256.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51.5	$47.0
Accrued wages and commissions	135.9	133.3
Accrued expenses	220.3	163.7
Litigation accrual	96.7	—
Income taxes payable	1.0	23.2
Lease liabilities	25.8	32.0
Deferred revenue	187.4	137.1
Other current liabilities	23.8	16.0
Total current liabilities	742.4	552.3

Long-term debt, net	992.5	991.9
Deferred income taxes, net	8.2	7.6
Income taxes payable	26.4	25.0
Lease and other long-term liabilities	136.2	126.5
Total liabilities	1,905.7	1,703.3

Total stockholders' equity	8,601.4	7,553.5
Total liabilities and stockholders' equity	$10,507.1	$9,256.8
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	409.5	$4.1	$5,231.9	$—	$(25.5)	$2,343.0	$7,553.5
Net loss	—	—	—	—	—	(14.8)	(14.8)
Other comprehensive income	—	—	—	—	8.8	—	8.8
Exercise of stock options	0.1	—	0.9	—	—	—	0.9
Restricted stock grants	2.3	—	—	—	—	—	—
Restricted stock grants surrendered	(0.3)	—	(33.4)	—	—	—	(33.4)
Employee stock purchase plan	0.1	—	6.3	—	—	—	6.3
Management stock purchase plan	—	—	(1.3)	—	—	—	(1.3)
Stock-based compensation expense	—	—	29.7	—	—	—	29.7
Stock repurchases under stock repurchase programs (0.2 million shares)	—	—	—	(18.5)	—	—	(18.5)
Common stock issued for Matterport Acquisition	11.7	0.1	1,024.9	—	—	—	1,025.0
Balance at March 31, 2025	423.4	$4.2	$6,259.0	$(18.5)	$(16.7)	$2,328.2	$8,556.2
Net income	—	—	—	—	—	6.2	6.2
Other comprehensive income	—	—	—	—	36.9	—	36.9
Exercise of stock options	0.4	—	3.7	—	—	—	3.7
Restricted stock grants	0.3	—	—	—	—	—	—
Restricted stock grants surrendered	(0.1)	—	(11.9)	—	—	—	(11.9)
Employee stock purchase plan	0.1	—	4.5	—	—	—	4.5
Management stock purchase plan	—	—	(0.4)	—	—	—	(0.4)
Stock-based compensation expense	—	—	51.5	—	—	—	51.5
Stock repurchases under stock repurchase programs (0.6 million shares)	—	—	—	(45.3)	—	—	(45.3)
Balance at June 30, 2025	424.1	$4.2	$6,306.4	$(63.8)	$20.2	$2,334.4	$8,601.4
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

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income (loss)	$(8.6)	$25.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	112.8	72.1
Amortization of deferred commissions costs	66.9	56.3
Non-cash lease expense	16.0	16.5
Stock-based compensation expense	82.2	45.5
Deferred income taxes, net	(5.5)	(6.4)
Credit loss expense	16.9	17.0
Unrealized gains on investments and deal-contingent foreign currency forward contracts	(24.6)	—
Other operating activities, net	(1.9)	1.8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18.8)	(31.1)
Prepaid expenses, other current assets and other assets	13.4	(13.9)
Deferred commissions	(80.0)	(67.6)
Accounts payable and other liabilities	54.2	88.0
Lease liabilities	(18.8)	(18.4)
Income taxes payable, net	(21.3)	(7.0)
Deferred revenue	16.8	19.0
Net cash provided by operating activities	199.7	197.7

Investing activities:
Proceeds from sale and settlement of investments	203.4	—
Proceeds from sale of property, equipment, and other assets	0.8	—
Purchases of property, equipment, and other assets for new campuses	(172.5)	(449.5)
Purchases of property, equipment, and other assets	(58.2)	(23.0)
Purchases of equity securities	(284.8)	—
Cash paid for acquisitions, net of cash acquired	(750.1)	(5.1)
Net cash used in investing activities	(1,061.4)	(477.6)

Financing activities:
Payments of debt issuance costs	—	(3.4)
Repurchase of restricted stock to satisfy tax withholding obligations	(47.0)	(26.9)
Stock repurchase	(63.8)	—
Proceeds from exercise of stock options and employee stock purchase plan	14.4	17.2
Principal repayments of financing lease obligations	(2.0)	(2.2)
Net cash used in financing activities	(98.4)	(15.3)

Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	6.1	(1.2)
Net decrease in cash, cash equivalents, and restricted cash	(954.0)	(296.4)
Cash, cash equivalents, and restricted cash at the beginning of period	4,681.0	5,215.9
Cash, cash equivalents, and restricted cash at the end of period	$3,727.0	$4,919.5

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow disclosures:
Interest paid	$15.1	$15.7
Income taxes paid	$56.2	$54.1

Supplemental non-cash investing and financing activities:
Accrued capital expenditures and non-cash landlord incentives	$84.0	$11.3

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.    ORGANIZATION
CoStar Group is a leading global provider of real estate information, analytics, online marketplaces, and 3D digital twin technology. The Company has created and compiled a standardized platform of real estate information and analytics and online marketplaces where industry professionals, consumers of real estate, and the related business communities can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. The Company's service offerings span all property types, including office, residential, retail, industrial, multifamily, land, mixed-use, and hospitality. The Company's services are typically distributed to its customers under subscription-based agreements that generally renew automatically and have a minimum term of one year. The Company operates within two operating segments, North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America.
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
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at June 30, 2025 and December 31, 2024, the results of its operations for the three and six months ended June 30, 2025 and 2024, its comprehensive income for the three and six months ended June 30, 2025 and 2024, its changes in stockholders' equity for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024.
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
Subscription contract rates are generally based on the number of sites, number of users, organization size, the customer’s business focus, geography, the number of properties reported on or analyzed, the number and types of services to which a customer subscribes, the number of properties a customer advertises, the number of digital twins hosted, the number of transactions and average transaction size a broker or agent has closed, and the prominence and placement of a customer's advertised properties in the search results. The Company’s subscription-based license, advertising packages, and membership agreements generally renew automatically, and a majority have a term of at least one year. Revenues from subscription-based contracts were approximately 95% and 96% of total revenues for the three months ended June 30, 2025 and 2024, respectively, and approximately 96% and 96% of total revenues for the six months ended June 30, 2025 and 2024, respectively.
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
In limited circumstances, the Company's contracts with customers include promises to transfer multiple services, such as contracts for its subscription-based services and professional services or product sales, digital twin capture services, and subscription-based hosting service. For these contracts, the Company accounts for individual performance obligations separately if they are distinct, which involves the determination of the standalone selling price for each distinct performance obligation.
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
Certain sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions incurred for obtaining new contracts are deferred and then amortized as selling and marketing expenses (excluding customer base amortization) over the period of benefit that the Company has determined to be two years for our residential products and three years for all other products. The amortization periods were determined based on several factors, including the nature of the technology and proprietary data underlying the services being purchased, customer contract renewal rates and industry competition. Sales commissions that do not represent incremental costs of obtaining a contract, or that would otherwise be amortized over a period of one year or less, are not subject to capitalization.
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
Foreign Currency Translation
The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound or U.S. dollar. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive loss. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive loss. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other income (expense), net in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized a net foreign currency gain of $1.9 million for the three months ended June 30, 2025 and a negligible net foreign currency loss for the three months ended June 30, 2024. The Company recognized a net foreign currency gain of $7.0 million for the six months ended June 30, 2025 and a net foreign currency loss of $0.1 million for the six months ended June 30, 2024.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows (in millions):

	June 30, 2025	December 31, 2024
Foreign currency translation income (loss)	$20.2	$(25.5)
Total accumulated other comprehensive income (loss)	$20.2	$(25.5)
There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024.
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
On July 4, 2025, the OBBBA was signed into law in the U.S. which contains a broad range of tax reform provisions affecting businesses. We are currently evaluating the impact of the OBBBA and expect the results of such evaluation to be reflected in our third quarter Form 10-Q.
See Note 11 for further discussion of the Company's accounting for income taxes.
Net Income (Loss) Per Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period on a basic and diluted basis.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table sets forth the calculation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2025	2024	2025	2024

Net income (loss)	$6.2	$19.2	$(8.6)	$25.9
Denominator:
Denominator for basic net income (loss) per share — weighted-average outstanding shares	419.6	406.0	415.1	405.8
Effect of dilutive securities:
Stock options, restricted stock awards, and restricted stock units	4.7	1.4	—	1.5
Denominator for diluted net income (loss) per share — weighted-average outstanding shares	424.3	407.4	415.1	407.3

Net income (loss) per share — basic	$0.01	$0.05	$(0.02)	$0.06
Net income (loss) per share — diluted	$0.01	$0.05	$(0.02)	$0.06
The Company’s potentially dilutive securities include outstanding stock options and unvested stock-based awards, which include restricted stock awards that vest over a specific service period, restricted stock awards with a performance condition, restricted stock awards with a performance condition and a market condition, restricted stock units, and Matching RSUs awarded under the MSPP. Shares underlying unvested restricted stock awards that vest based on a performance condition and those that vest based on a performance and market condition that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Diluted net income (loss) per share considers the impact of potentially dilutive securities except when the inclusion of the potentially dilutive securities would have an anti-dilutive effect.
The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Performance-based restricted stock awards	1.4	0.9	1.4	0.9
Anti-dilutive securities	2.3	0.5	2.2	1.1
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Stock-based compensation expense for stock options, restricted stock awards, and restricted stock units issued under equity incentive plans, stock purchases under the ESPP, and DSUs and Matching RSUs awarded under the MSPP included in the Company’s condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$5.7	$3.6	$9.7	$7.3
Selling and marketing (excluding customer base amortization)	8.5	3.0	13.6	5.5
Software development	12.2	5.7	19.9	11.0
General and administrative	25.4	10.4	39.0	21.7
Total stock-based compensation expense	$51.8	$22.7	$82.2	$45.5
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
Deal-Contingent Foreign Currency Forward Contracts
On May 9, 2025, the Company entered into deal-contingent foreign currency forward contracts to manage the risk of appreciation of the Australian dollar-denominated purchase price related to the Domain Transaction. Deal-contingent foreign currency forward contracts had an aggregate notional amount of A$2.4 billion ($1.5 billion). These derivative instruments were entered into as economic hedges and do not qualify for hedge accounting. The Company recognizes changes in the fair value of the deal-contingent foreign currency forward contracts in other income (expense), net, in the condensed consolidated statements of operations, and the related asset was recorded to prepaid expenses and other current assets in the condensed consolidated balance sheets. See Note 5. for further discussion regarding the Company's acquisitions.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consists of cash deposited as collateral related to a litigation bond in a third-party insured account. See Note 12 for further discussion regarding the Company's litigation.
Cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets and condensed consolidated statements of cash flows as of June 30, 2025 and December 31, 2024 were as follows (in millions):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$3,628.6	$4,681.0
Restricted cash	98.4	—
Total cash, cash equivalents, and restricted cash	$3,727.0	$4,681.0
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
•Other Revenues Portfolio Segment - The Other Revenues portfolio segment consists of two classes of trade receivables: Matterport and other marketplaces.
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
Inventories related to the Matterport Acquisition as of June 30, 2025 consisted of the following (in millions):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2025
Finished goods	$4.6
Work in process	0.4
Purchased parts and raw materials	2.2
Total inventories	$7.2
Leases
The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at the commencement of the arrangement, at which time the Company also measures and recognizes a ROU asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. For the purposes of recognizing ROU assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient to not recognize a ROU asset or lease liability for short-term leases, which are leases with a term of 12 months or less. The lease term is defined as the noncancellable portion of the lease term, plus any periods covered by an option to extend the lease if it is reasonably certain that the option will be exercised.
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
Equity Investment
The Company holds an investment in publicly held equity securities in which the Company does not have a controlling interest or exercise significant influence. The equity securities are included in the Equity investment caption on the condensed consolidated balance sheets and are measured at fair value with changes recorded through other income (expense), net on the condensed consolidated statements of operations.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Leasing Operations and Other Income (Expense), Net
In February 2024, the Company closed on the purchase of an office tower and the land on which it rests in Arlington, Virginia. In January 2025, the Company relocated its headquarters from Washington, D.C. to Arlington, VA, initially occupying approximately 30% of the building. The Company intends to build out further space in this building to support anticipated growth and expansion of its operations in the coming years. Maintenance, physical facilities, leasing, property management, and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office tower measures approximately 550,000 rentable square feet.
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
The fair values of identified intangible assets and liabilities were determined based on the following:
•The value allocable to the above- or below-market component of an acquired in-place lease is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired lease) of the difference between: (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using market rates current at the time of the acquisition for the remaining term of the lease. Amounts allocated to above-market leases are recorded as above-market leases in intangible assets, net in the condensed consolidated balance sheets. These intangible assets are amortized on a straight-line basis as a component of leasing operations to other income (expense), net in the condensed consolidated statements of operations over the remaining terms of the respective leases.
•Factors considered in determining the value allocable to in-place leases during hypothetical lease-up periods related to space that is leased at the time of acquisition include: (i) lost rent and operating cost recoveries during the hypothetical lease-up period and (ii) theoretical leasing commissions required to execute similar leases. These intangible assets are recorded as in-place leases in intangible assets, net in the condensed consolidated balance sheets and are amortized to other income (expense), net in the condensed consolidated statements of operations over the remaining terms of the existing leases.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The total cost of the land and building was $343.0 million and was allocated to the following components (in millions):

Component	Balance Sheet Caption	Amount
Land	Property and equipment, net	$17.2
Building	Property and equipment, net	224.5
Land and building improvements	Property and equipment, net	27.5
Above-market leases	Intangible assets, net	41.7
In-place leases	Intangible assets, net	32.1
		$343.0
The cash paid for this asset acquisition was included in the caption purchases of property, equipment, and other assets for new campuses in the condensed consolidated statement of cash flows. The Company records the activity from this building's operations and leases, including building depreciation and operating expenses for space occupied by third parties, as other income (expense), net in the condensed consolidated statements of operations.
In October 2024, the Company and a building tenant modified a lease agreement to reduce the leased space and extend the lease term of a portion of the remaining space. Among other provisions, the modified lease agreement requires the tenant to make a $48 million buyout payment, in two equal installments, which will be recognized prospectively over the modified lease term. The Company received the first installment of the buyout payment in the fourth quarter of 2024. The second installment of the buyout payment was received in the second quarter of 2025. The tenant surrendered certain space concurrently with the execution of the modified lease agreement and the Company began to outfit this space to host its employees.
Deferred lease income as of June 30, 2025 and December 31, 2024 was as follows (in millions):

Balance	Balance Sheet Caption	June 30, 2025	December 31, 2024
Current portion	Other current liabilities	$5.9	$4.5
Non-current portion	Lease and other long-term liabilities	38.2	18.5
Total deferred lease income		$44.1	$23.0
Lease income includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease. When a renewal option is included within the lease, the Company assesses whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Further, lease income includes tenant reimbursement amounts for the recovery of the operating expenses and real estate taxes. Tenant reimbursements, which vary each period, are non-lease components that are not the predominant activity within the contract. The Company has elected the practical expedient that allows it to combine certain lease and non-lease components of operating leases. Non-lease components are recognized together with fixed base rent in “lease income,” as variable lease income in the same period as the related expenses are incurred. Variable lease income was not material for the three months ended June 30, 2025. Components of other income (expense), net related to leasing operations for the three months ended June 30, 2025 and 2024 were as follows (in millions):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease income(1)	$4.5	$6.6	$9.0	$9.8
Less:
Property operating expenses	1.6	2.7	2.8	4.2
Depreciation and amortization expense	7.6	5.3	11.5	8.9
Other expense from leasing operations	$(4.7)	$(1.4)	$(5.3)	$(3.3)
__________________________
(1) Includes $0.9 million and $3.0 million of amortization expense of above-market leases for the three months ended June 30, 2025 and 2024, respectively, and $2.0 million and $4.9 million for the six months ended June 30, 2025 and 2024, respectively.

Building depreciation and operating expenses for space occupied by the Company are allocated between cost of revenues, selling and marketing (excluding customer base amortization), software development, and general and administrative expenses on the condensed consolidated statement of operations based on the headcount of the respective departments occupying the building. As of June 30, 2025, the Company occupied approximately 50% of the property with the remainder leased or available to be leased to third parties.
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
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
Revenues by operating segment and type of service consist of the following (in millions):

	Three Months Ended June 30,
	2025			2024
	North America	International	Total	North America	International	Total
CoStar	$251.6	$19.3	$270.9	$237.1	$15.9	$253.0
Information Services	35.7	3.6	39.3	27.9	5.5	33.4
Multifamily	292.3	—	292.3	264.2	—	264.2
LoopNet	72.6	3.1	75.7	67.2	2.6	69.8
Residential	17.1	11.3	28.4	16.2	10.0	26.2
Other Revenues	74.7	—	74.7	31.2	—	31.2
Total revenues	$744.0	$37.3	$781.3	$643.8	$34.0	$677.8

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Six Months Ended June 30,
	2025			2024
	North America	International	Total	North America	International	Total
CoStar	$499.2	$36.8	$536.0	$472.8	$30.5	$503.3
Information Services	71.7	7.4	79.1	55.3	11.1	66.4
Multifamily	574.8	—	574.8	519.0	—	519.0
LoopNet	142.6	5.9	148.5	133.6	5.3	138.9
Residential	33.6	22.0	55.6	24.6	20.2	44.8
Other Revenues	119.5	—	119.5	61.8	—	61.8
Total revenues	$1,441.4	$72.1	$1,513.5	$1,267.1	$67.1	$1,334.2
Deferred Revenue
Deferred revenue as of June 30, 2025 and December 31, 2024 was as follows (in millions):

Balance	Balance Sheet Caption	June 30, 2025	December 31, 2024
Current portion	Deferred revenue	$187.4	$137.1
Non-current portion	Lease and other long-term liabilities	1.4	0.2
Total deferred revenue		$188.8	$137.3
Changes in deferred revenue for the period were as follows (in millions):

Balance at December 31, 2024	$137.3
Revenues recognized in the current period from the amounts in the beginning balance	(101.0)
New deferrals, net of amounts recognized in the current period (1)	149.9
Effects of foreign currency	2.6
Balance at June 30, 2025	$188.8
__________________________
(1) This balance includes $32.1 million of new deferrals from an acquisition completed in 2025. See Note 5 for further discussion of acquisitions.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Contract Assets
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Contract assets as of June 30, 2025 and December 31, 2024 were as follows (in millions):

Balance	Balance Sheet Caption	June 30, 2025	December 31, 2024
Current portion	Prepaid expenses and other current assets	$7.3	$5.8
Non-current portion	Deposits and other assets	3.9	6.0
Total contract assets		$11.2	$11.8
Revenues were reduced by $0.2 million and $0.6 million from contract assets for the three and six months ended June 30, 2025, respectively. Revenues were reduced by $0.4 million and $0.5 million from contract assets for the three and six months ended June 30, 2024, respectively.
Unsatisfied Performance Obligations
Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $476.4 million at June 30, 2025, which the Company expects to recognize over the next eight years. This amount does not include contract consideration for contracts with a duration of one year or less.
Commissions
Commissions expense is included in selling and marketing expense (excluding customer base amortization) in the Company's condensed consolidated statements of operations. Commissions expense activity for the three and six months ended June 30, 2025 and 2024 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commissions incurred	$63.0	$44.7	$109.2	$96.5
Commissions capitalized in the current period	(45.6)	(28.9)	(78.5)	(67.6)
Amortization of deferred commissions costs	35.9	29.1	66.9	56.3
Total commissions expense	$53.3	$44.9	$97.6	$85.2
The Company did not recognize any impairment losses on commissions during the six months ended June 30, 2025 and 2024.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4.    ALLOWANCE FOR CREDIT LOSSES
The following tables detail the activity related to the allowance for credit losses for trade receivables by portfolio segment (in millions):

	Six Months Ended June 30, 2025
	CoStar	Information Services	Multifamily	LoopNet	Other Revenues	Total
Beginning balance at December 31, 2024	$6.1	$3.9	$9.4	$3.0	$0.4	$22.8
Current-period provision for expected credit losses	6.8	0.6	6.5	2.0	1.0	16.9
Write-offs charged against the allowance	(5.2)	(1.0)	(5.0)	(1.6)	0.3	(12.5)
Ending balance at June 30, 2025	$7.7	$3.5	$10.9	$3.4	$1.7	$27.2

	Six Months Ended June 30, 2024
	CoStar	Information Services	Multifamily	LoopNet	Other Revenues	Total
Beginning balance at December 31, 2023	$9.7	$2.5	$7.3	$2.7	$1.0	$23.2
Current-period provision for expected credit losses	7.1	0.7	6.5	2.5	0.2	17.0
Write-offs charged against the allowance	(9.5)	(0.7)	(4.8)	(2.9)	0.1	(17.8)
Ending balance at June 30, 2024	$7.3	$2.5	$9.0	$2.3	$1.3	$22.4
Credit loss expense is included in general and administrative expenses on the condensed consolidated statements of operations. Credit loss expense related to contract assets was not material for the three and six months ended June 30, 2025 and 2024. Residential accounts receivable and the related allowance for credit losses were not material for the three and six months ended June 30, 2025 and 2024.
5.    ACQUISITIONS
Domain
On May 9, 2025, the Company entered into the Domain SID to acquire 100% of the issued capital of Domain not previously acquired by the Company by way of Scheme of Arrangement. Pursuant to the Domain SID, Domain shareholders will be entitled to receive total cash consideration of A$4.43 per Domain ordinary share, less any special dividend declared and paid by Domain after May 9, 2025, subject to all applicable conditions being satisfied (or waived) and the scheme being implemented. The Company expects to spend approximately A$2.4 billion ($1.5 billion) to acquire the remaining approximately 83% of Domain’s ordinary shares upon consummation of the Domain Transaction. The Domain Transaction remains subject to a number of conditions, including Domain shareholder approval, Australian Foreign Investment Review Board approval, as well as other customary conditions. Accordingly, there is no guarantee that the Domain Transaction will be completed.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
As part of the Matterport Acquisition, the Company issued certain rollover equity awards to the employees of Matterport, which included approximately 2.3 million shares of restricted stock units and approximately 1.8 million stock option awards. The total fair value of the rollover equity awards was $272.6 million, of which the portion attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation.
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
The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair value as of the closing date of the Matterport Acquisition (in millions):

	Preliminary: February 28, 2025	Measurement Period Adjustments	Updated Preliminary: February 28, 2025
Cash and cash equivalents	$55.1	$—	$55.1
Restricted cash	97.0	—	97.0
Accounts receivable	13.3	0.4	13.7
Available for sale investments	203.7	—	203.7
Deferred tax assets, net of valuation allowance	24.6	0.5	25.1
Goodwill	1,136.4	1.0	1,137.4
Intangible assets	527.0	—	527.0
Deferred revenue	(32.1)	—	(32.1)
Litigation accrual	(95.0)	(1.7)	(96.7)
Other assets and (liabilities), net	(2.9)	(0.2)	(3.1)
Fair value of identifiable net assets acquired	$1,927.1	$—	$1,927.1
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
The purchase price allocation is preliminary and subject to change during the measurement period as additional information is obtained about the facts and circumstances that existed at closing. Any material adjustments to provisional amounts identified during the measurement period will be recognized and disclosed in the reporting period in which the adjustment amounts are determined. The primary areas that remain subject to additional information is the Company's assessment of certain tax matters;

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Matterport Acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining Matterport's operations with the Company's operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $1.1 billion of goodwill recorded as part of the Matterport Acquisition is associated with the Company's North America operating segment, of which none is expected to be deductible for income tax purposes. Transaction costs associated with the Matterport Acquisition were $17.6 million during the six months ended June 30, 2025, and consist primarily of legal, accounting, and other professional service costs. These costs are included within general and administrative expenses on the condensed consolidated statements of operations.
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
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Visual Lease Acquisition includes, but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from (i) increasing anonymized leasing data in CoStar, (ii) combining its operations with CoStar Real Estate Manager's operations, and (iii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $149.5 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment, of which $132.7 million is expected to be deductible for income tax purposes. Transaction costs associated with the Visual Lease Acquisition were $6.8 million.
Pro Forma Financial Information (unaudited)
The unaudited pro forma financial information presented below reflects the condensed consolidated results of operations of the Company assuming the Matterport Acquisition had taken place on January 1, 2024 and was as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$781.3	$718.9	$1,539.0	$1,414.2
Net income (loss)	$16.8	$(125.4)	$(48.3)	$(203.3)
Net income (loss) per share - basic	$0.04	$(0.30)	$(0.12)	$(0.49)
Net income (loss) per share - diluted	$0.04	$(0.30)	$(0.12)	$(0.49)
The material pro forma adjustments primarily consist of incremental amortization expense based on the preliminary fair value of the intangible assets acquired, increased compensation expense relating to the issuance of certain equity plans in connection with the Matterport Acquisition, accounting policy alignment adjustments, and the income tax impact of the aforementioned pro forma adjustments. The unaudited pro forma financial information has also been adjusted to reflect $17.6 million of acquisition-related costs incurred during the six months ended June 30, 2025 as having occurred on January 1, 2024.
The impact of the Matterport Acquisition on the Company's revenue was $44.0 million and $59.9 million for the three and six months ended June 30, 2025, respectively. The impact of the Matterport Acquisition on the Company's net income (loss) in the condensed consolidated statements of operations was a loss of $37.6 million and $50.8 million for the three and six months ended June 30, 2025, respectively.
6.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
We categorize assets and liabilities recorded or disclosed at fair value on the condensed consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:
Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 - Unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The Company's financial assets that were measured at fair value on a recurring basis were as follows (in millions):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$3,403.6	$—	$—	$3,403.6
Short-term investments:
Equity investment	$308.1	$—	$—	$308.1
Long-term investments:
Derivative assets:
Foreign currency forward contracts	$—	$—	$13.1	$13.1
Total assets measured at fair value	$3,711.7	$—	$13.1	$3,724.8

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$4,520.0	$—	$—	$4,520.0
Total assets measured at fair value	$4,520.0	$—	$—	$4,520.0
In May 2025, the Company entered into deal-contingent foreign currency forward contracts to manage the risk of appreciation of the Australian dollar-denominated purchase price related to the Domain Transaction. The fair value of the deal-contingent forward was determined by comparing the contractual foreign exchange rates to forward market rates for various future dates, probability weighted for when the acquisition is anticipated to close, and discounted to the valuation date. The probability weighting of when, and whether, the acquisition will close during the term of the deal-contingent foreign currency forward contracts was significant in determining the fair value and was considered a Level 3 input. The Company expects the deal to close in the third quarter of 2025 and the majority of the weighting was estimated in the third quarter of 2025. As of June 30, 2025, generally, the fair value of the contracts would increase if the transaction were to close later in the term of the contracts. The change in fair value of the deal-contingent forward contracts was $13.1 million for the three and six months ended June 30, 2025 and was recognized in other income (expense), net, in the condensed consolidated statements of operations.
Total realized and unrealized gains and losses associated with equity investments were as follows (in millions):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Net unrealized gains recognized on equity investments held as of the end of the period	$9.0	$11.5
Total net gains recognized in other income (expense), net	$9.0	$11.5

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Available-for-sale Debt Securities
In connection with the Matterport Acquisition, the Company acquired $203.7 million of available-for-sale debt securities, inclusive of $2.0 million of accrued interest. These securities were sold for net proceeds of $203.4 million resulting in a negligible realized loss in the first quarter of 2025.
Other Financial Instruments
The Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, accrued expenses, and Senior Notes. The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of both June 30, 2025 and December 31, 2024. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $0.9 billion as of both June 30, 2025 and December 31, 2024.
7.    LEASES
The Company has operating and finance leases for its office facilities, data centers, and certain vehicles, as well as finance leases for office equipment. The Company's leases have remaining terms up to nine years. The leases contain various renewal and termination options. The period that is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. The period that is subject to an option to terminate the lease is included if it is reasonably certain that the option will not be exercised.
Lease costs related to the Company's operating and finance leases included in the condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating lease costs:	2025	2024	2025	2024

Cost of revenues	$1.8	$2.4	$4.8	$5.0
Selling and marketing (excluding customer base amortization)	3.3	3.5	7.2	7.4
Software development	1.2	1.9	3.2	3.6
General and administrative	2.0	1.9	3.3	3.3
Total operating lease costs	$8.3	$9.7	$18.5	$19.3
Finance lease costs:
Amortization of ROU assets	1.2	1.1	2.4	2.3
Interest on lease liabilities	0.3	0.3	0.5	0.6
Total finance lease costs	1.5	1.4	2.9	2.9
Total lease costs	$9.8	$11.1	$21.4	$22.2
Finance lease costs primarily relate to vehicles used by the Company's research teams and the amortization of the ROU assets are recorded to cost of revenues in the condensed consolidated statements of operations. The impact of lease costs related to short-term leases was not material for the three and six months ended June 30, 2025 and 2024.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental balance sheet information related to operating leases was as follows (in millions):

Balance	Balance Sheet Location	June 30, 2025	December 31, 2024
Operating lease liabilities		$125.0	$138.9
Less: imputed interest		17.0	18.2
Present value of lease liabilities		108.0	120.7
Less: current portion of lease liabilities	Lease liabilities	20.6	27.0
Long-term lease liabilities	Lease and other long-term liabilities	$87.4	$93.7

Weighted-average remaining lease term in years		5.6	5.6
Weighted-average discount rate		4.4%	4.4%
ROU Assets	Lease right-of-use assets	$93.8	$103.0

Finance lease liabilities		$14.2	$16.6
Less: imputed interest		1.1	1.6
Present value of lease liabilities		13.1	15.0
Less: current portion of lease liabilities	Lease liabilities	5.2	5.0
Long-term lease liabilities	Lease and other long-term liabilities	$7.9	$10.0

Weighted-average remaining lease term in years		2.5	3.0
Weighted-average discount rate		6.4%	6.4%
ROU Assets	Property and equipment, net	$13.4	$15.7
Supplemental cash flow information related to leases was as follows (in millions):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$20.8	$17.4
Operating cash flows used in finance leases	$0.5	$0.6
Financing cash flows used in finance leases	$2.0	$2.2

ROU assets obtained in exchange for lease obligations:
Operating leases	$2.7	$6.4
Finance leases	$0.1	$5.4

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8.    GOODWILL
The changes in the carrying amount of goodwill by operating segment consist of the following (in millions):

	North America	International	Total
Goodwill, December 31, 2023	$2,149.2	$237.0	$2,386.2
Acquisitions, including measurement period adjustments(1)	148.0	(1.1)	146.9
Effect of foreign currency translation	—	(5.5)	(5.5)
Goodwill, December 31, 2024	2,297.2	230.4	2,527.6
Acquisitions, including measurement period adjustments(2)	1,138.9	—	1,138.9
Effect of foreign currency translation	—	23.1	23.1
Goodwill, June 30, 2025	$3,436.1	$253.5	$3,689.6
__________________________
(1) North America goodwill generated during the year ended December 31, 2024 from the Visual Lease Acquisition was $148.0 million.
(2) North America goodwill generated during the six months ended June 30, 2025 from the Matterport Acquisition was $1,137.4 million.
The Company did not recognize any impairment losses on goodwill during the six months ended June 30, 2025 or 2024.
9.    INTANGIBLE ASSETS
Intangible assets consist of the following (in millions, except amortization period data):

	June 30, 2025	December 31, 2024	Weighted- Average Amortization Period (in years)
Acquired technology and data	$356.5	$47.4	8
Accumulated amortization	(30.6)	(24.7)
Acquired technology and data, net	325.9	22.7

Acquired customer base	685.8	556.9	10
Accumulated amortization	(332.3)	(304.1)
Acquired customer base, net	353.5	252.8

Acquired trade names and other intangible assets	313.2	240.8	14
Accumulated amortization	(131.1)	(141.4)
Acquired trade names and other intangible assets, net	182.1	99.4

Acquired above-market leases	41.5	41.5	6
Accumulated amortization	(11.4)	(9.3)
Acquired above-market leases, net	30.1	32.2

Acquired in-place leases	31.7	32.0	9
Accumulated amortization	(7.7)	(5.9)
Acquired in-place leases, net	24.0	26.1

Intangible assets, net	$915.6	$433.2

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company did not recognize any impairment losses on intangible assets during the six months ended June 30, 2025 or 2024. During the six months ended June 30, 2025, the Company removed $42.6 million of intangible assets that were fully amortized from the acquired intangible assets and accumulated amortization, which had no impact on the Company's financial results.
10.    LONG-TERM DEBT
The table below presents the components of outstanding debt (in millions):

	June 30, 2025	December 31, 2024
2.800% Senior Notes due July 15, 2030	$1,000.0	$1,000.0
2024 Credit Agreement, due May 24, 2029	—	—
Total face amount of long-term debt	1,000.0	1,000.0
Senior Notes unamortized discount and issuance costs	(7.5)	(8.1)
Long-term debt, net	$992.5	$991.9
Senior Notes
On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act, and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes), and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries, and the indenture governing the Senior Notes contains covenants, events of default, and other customary provisions with which the Company was in compliance as of June 30, 2025.
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
The 2024 Credit Agreement contains customary affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, maintenance of properties, and compliance with laws, including environmental laws, subject to certain exceptions. The 2024 Credit Agreement contains customary negative covenants, including, among others, restrictions on the ability of the Company and its subsidiaries to merge and consolidate with other companies, restrictions on the ability of certain subsidiaries to incur indebtedness, and restrictions on the ability of the Company and certain subsidiaries to grant liens or security interests on assets, subject to certain exceptions. The 2024 Credit Agreement contains a financial maintenance covenant that requires the Company to maintain a Total Leverage Ratio (as defined in the 2024 Credit Agreement) of less than or equal to 4.50 to 1.00, tested at the end of each fiscal quarter. The 2024 Credit Agreement also provides for a number of customary events of default, including, among others: payment defaults to the Lenders, voluntary and involuntary bankruptcy proceedings, covenant defaults, material inaccuracies of representations and

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
warranties, cross-acceleration to other material indebtedness, certain change of control events, material money judgments, and other customary events of default. The occurrence of an event of default could result in the acceleration of obligations and the termination of lending commitments under the 2024 Credit Agreement. The Company was in compliance with the covenants in the 2024 Credit Agreement as of June 30, 2025. As of June 30, 2025, the Company had no amounts drawn under this facility.
The Company had $3.3 million and $3.8 million of deferred debt issuance costs related to the revolving credit facility as of June 30, 2025 and December 31, 2024, respectively. These amounts are included in deposits and other assets on the Company's condensed consolidated balance sheets.
The Company recognized interest expense as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest on outstanding borrowings	$7.0	$7.0	$14.0	$14.0
Amortization of Senior Notes discount and issuance costs	0.5	1.1	1.1	1.7
Interest capitalized for construction in process	(3.1)	(1.5)	(5.7)	(2.6)
Commitment fees and other	0.6	0.8	1.3	1.6
Total interest expense	$5.0	$7.4	$10.7	$14.7
11.    INCOME TAXES
The income tax provision reflects an effective tax rate of approximately 71% and 47% for the three months ended June 30, 2025 and 2024, respectively, and 158% and 45% for the six months ended June 30, 2025, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2025 was primarily due to U.K. losses with no tax benefit continuing while US book income decreased, resulting in lower overall net income for the three and six months ended June 30, 2025.
12.    COMMITMENTS AND CONTINGENCIES
The following summarizes the Company's significant contractual obligations, including related payments due by period, as of June 30, 2025 (in millions):

Year Ending December 31,	Operating lease obligations	Finance lease obligations	Long-term debt principal payments	Long-term debt interest payments
Remainder of 2025	$11.3	$3.0	$—	$14.0
2026	26.2	5.9	—	28.0
2027	23.5	4.9	—	28.0
2028	22.3	0.4	—	28.0
2029	14.2	—	—	28.0
Thereafter	27.5	—	1,000.0	28.0
Total	$125.0	$14.2	$1,000.0	$154.0
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Company’s current litigation matters, at this time, management has concluded that the resolutions of these matters are not expected to have a material effect on the Company's condensed consolidated financial position, future results of operations, or liquidity. Legal defense costs are expensed as incurred, except as set forth below.
Matterport-Related Matters
On July 23, 2021, plaintiff William J. Brown, a former employee and a stockholder of Matterport, sued Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Brown Defendants”) in the Court of Chancery of the State of Delaware (the “Chancery Court ”). Brown claimed that the Brown Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the Gores Merger transactions (the "Gores Transaction" and the Agreement and the Plan of Merger thereunder, the "Gores Merger Agreement") between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Matterport’s Board of Directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to Brown. Separate proceedings regarding Brown's remaining claims, including the amount of any damages suffered by Brown were the subject of the second phase of the case. Legacy Matterport's position was that Brown did not suffer any damages as he would have sold his shares as soon as possible after the Gores Transaction closed had Legacy Matterport not prevented him from trading based on its application of the Transfer Restrictions. Trial was held in November 2023, and a post-trial hearing was held on February 22, 2024. On May 28, 2024, the court ruled that Matterport had a reasonable basis to deny the plaintiff’s November 2021 demand that the transfer restrictions be removed from his shares and that the plaintiff lacked standing as to whether the transfer restrictions complied with Delaware law. However, the court awarded Brown $79.1 million plus pre- and post-judgment interest as damages for losses caused by Matterport’s initial refusal to issue freely transferable shares (the “Brown Judgment”). On July 29, 2024, a notice of appeal to the court's ruling to the Delaware Supreme Court was filed. Brown filed a notice of cross-appeal on August 12, 2024. Oral argument on the appeal was heard on February 26, 2025. On April 22, 2025, the Delaware Supreme Court substantially affirmed the Chancery Court's $79.1 million damages award but reversed and remanded for additional proceedings on the manner in which post-judgment interest was calculated. The Chancery Court has not scheduled further proceedings on the issue of post-judgment interest.
The Company has estimated a litigation accrual of $96.7 million considering the substantially-affirmed damages award and the Company's estimate of the expected interest award using the Chancery Court's previously determined interest methodology. This estimated litigation accrual is reflected in the purchase price allocation for the Matterport Acquisition and is subject to change based on the Chancery Court's revised ruling. The Company estimated additional interest of up to approximately $15 million could be awarded if the Chancery Court followed the methodology Brown previously argued, and which was rejected. The Company anticipates the revised ruling will occur in the second half of 2025. Subsequent to the Brown Judgment, on August 14, 2024, a litigation bond was posted, and Matterport transferred $95.0 million in cash as collateral into a designated insured interest-bearing account. The cash collateral of $98.4 million was classified as restricted cash on the Company’s condensed consolidated balance sheet as of June 30, 2025.
Since the Brown judgment in May 2024, other former Legacy Matterport stockholders have filed complaints (the “Post-Brown Complaints”) in the Chancery Court alleging that they were prevented from trading their Matterport shares through invalid transfer restrictions. These complaints were filed as follows: on July 19, 2024 by Damien Leostic and William Schmitt; on August 16, 2024 by Greg Coombe; on September 19, 2024 by Build Legacy LLC, Build the Future Trust under agreement dated November 16, 2023, Penchant Capital LLC, Penchant Trust, and iRobot Corporation. On September 16, 2024, Kimberly Burdi-Dumas, a former Matterport employee, filed a putative class action complaint on behalf of all persons or entities who were stockholders of Legacy Matterport as of July 21, 2021, and who, pursuant to the Gores Transaction, were thereafter issued and held Matterport shares that were improperly restricted from being sold until January 18, 2022. On November 26, 2024, Schmitt amended his complaint to bring a class action on behalf of former members of Matterport who did not receive their shares immediately following the closing of Gores Transaction. On December 6, 2024, the Burdi-Dumas complaint was amended to include a second plaintiff, Janet Day, and additional claims. These cases have now been consolidated and coordinated.
The Company monitors developments in these legal matters that could affect the estimate the Company may have previously accrued. As of June 30, 2025, there were no amounts accrued that the Company believes would be material to its financial position, except as noted above. Further, the range of reasonably possible losses in excess of accrued liabilities currently cannot be reasonably estimated, except as noted above.

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
Summarized EBITDA information by operating segment consists of the following (in millions):

	Three Months Ended June 30,
	2025			2024
	North America	International	Total	North America	International	Total
Revenues(1)	$744.0	$37.3	$781.3	$643.8	$34.0	$677.8
Less:
Personnel	357.2	24.9	382.1	268.9	24.9	293.8
Marketing	204.1	17.0	221.1	215.9	19.1	235.0
General and administrative (2)	139.4	10.1	149.5	128.2	8.7	136.9
EBITDA	$43.3	$(14.7)	$28.6	$30.8	$(18.7)	$12.1
__________________________
(1) See Note 3 for details of revenue disaggregated by segment.
(2) Excludes personnel costs.

	Six Months Ended June 30,
	2025			2024
	North America	International	Total	North America	International	Total
Revenues(1)	$1,441.4	$72.1	$1,513.5	$1,267.1	$67.1	$1,334.2
Less:
Personnel	677.8	46.4	724.2	545.7	48.1	593.8
Marketing	407.5	29.6	437.1	438.5	36.4	474.9
General and administrative (2)	303.7	20.7	324.4	248.9	17.2	266.1
EBITDA	$52.4	$(24.6)	$27.8	$34.0	$(34.6)	$(0.6)
__________________________
(1) See Note 3 for details of revenue disaggregated by segment.
(2) Excludes personnel costs.
The Company is domiciled in the U.S. and revenues earned outside the U.S. were $60.7 million and $41.4 million for three months ended June 30, 2025 and 2024, respectively, and $108.6 million and $79.1 million for the six months ended June 30, 2025 and 2024, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following summarizes stock-based compensation, which is a significant non-cash item included in the personnel costs above, by segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America	$50.2	$21.1	$79.2	$43.0
International	1.6	1.5	3.0	2.5
Total	$51.8	$22.6	$82.2	$45.5
The reconciliation of EBITDA to income before income taxes consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
EBITDA	$28.6	$12.1	$27.8	$(0.6)
Amortization of acquired intangible assets in cost of revenues	(17.1)	(7.9)	(27.6)	(16.7)
Amortization of acquired intangible assets in operating expenses	(26.5)	(10.2)	(43.7)	(21.2)
Depreciation and other amortization	(12.2)	(10.1)	(26.5)	(20.4)
Interest income, net	32.5	53.5	71.0	109.7
Other income (expense), net (1)	16.3	(1.5)	13.9	(3.4)
Income before income taxes	$21.6	$35.9	$14.9	$47.4
__________________________
(1) Includes $8.5 million and $8.3 million of depreciation and amortization expense including above-market lease amortization associated with lessor activities for the three months ended June 30, 2025 and 2024, respectively, and $13.5 million and $13.8 million for the six months ended June 30, 2025 and 2024, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Summarized information by operating segment consists of the following (in millions):

	June 30, 2025	December 31, 2024
Property and equipment, net
North America	$1,172.6	$1,006.7
International	34.1	8.2
Total property and equipment, net	$1,206.7	$1,014.9

Goodwill
North America	$3,436.1	$2,297.2
International	253.5	230.4
Total goodwill	$3,689.6	$2,527.6

Assets
North America	$9,719.7	$8,852.0
International	787.4	404.8
Total assets	$10,507.1	$9,256.8

Liabilities
North America	$1,798.6	$1,603.0
International	107.1	100.3
Total liabilities	$1,905.7	$1,703.3
14.    STOCKHOLDER'S EQUITY
Stock Repurchase Program
In February 2025, the Board of Directors approved the Stock Repurchase Program that authorizes the repurchase of up to $500 million of the CoStar Group Shares. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act or through a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. Repurchases may be made from time to time at management's discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time at the Company’s discretion.
During the six months ended June 30, 2025, the Company repurchased 825,000 CoStar Group Shares for an aggregate cost of $63.8 million. As of June 30, 2025, $436.2 million remains available for repurchases under the Stock Repurchase Program. Shares of common stock repurchased under the Stock Repurchase Program become treasury shares and are accounted for when the transaction is settled. Direct costs incurred to acquire the shares are included in the total cost of the shares.
Preferred Stock
The Company has 2 million shares of preferred stock, $0.01 par value, authorized for issuance. The Board of Directors may issue the preferred stock from time to time as shares of one or more classes or series.
Common Stock
The Company has 1.2 billion CoStar Group Shares, authorized for issuance. Dividends may be declared and paid on the common stock, subject in all cases to the rights and preferences of the holders of preferred stock and authorization by the Board of Directors. In the event of liquidation or winding up of the Company and after the payment of all preferential amounts required to be paid to the holders of any series of preferred stock, any remaining funds shall be distributed among the holders of the issued and outstanding common stock.

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
The 2016 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights to officers, employees, and directors of the Company and its subsidiaries. Stock options granted under the 2016 Plan may be non-qualified or may qualify as incentive stock options. Except in limited circumstances related to a merger or other acquisition, the exercise price for an option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period for each grant of options, restricted stock, restricted stock units, and stock appreciation rights under the 2016 Plan is determined by the Board of Directors or a committee thereof and is generally three to four years, subject to minimum vesting periods for restricted stock and restricted stock units of at least one year. In some cases, vesting of awards under the 2016 Plan may be based on performance conditions. The Company initially reserved approximately 22.7 million shares of common stock for issuance under the 2016 Plan, which included shares of common stock that were authorized and remained available for issuance under the 2007 Plan as of June 9, 2016. Any shares of common stock subject to (a) outstanding awards under the 2007 Plan as of June 9, 2016 or (b) outstanding awards under the 2016 Plan after June 9, 2016, that cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised or settled in vested and nonforfeitable shares) will become authorized and unissued under the 2016 Plan. Pursuant to the terms of the 2016 Plan, all amounts reserved or issued under the plan were adjusted to reflect the Company’s ten-for-one common stock split. Unless terminated sooner, the 2016 Plan will terminate in June 2026, but will continue to govern unexercised and unexpired awards issued under the 2016 Plan prior to that date. Approximately 10.0 million shares were available for future grant under the 2016 Plan as of June 30, 2025.
In connection with the Matterport Acquisition, the Company assumed Matterport's 2021 Incentive Award Plan and the Matterport Amended and Restated 2011 Stock Incentive Plan, including outstanding restricted stock units and stock options originally granted by Matterport under the Assumed Matterport Plans to continuing employees. These assumed awards will vest in accordance with their original terms, generally over four years. The Company does not intend to issue further grants under these plans. Shares forfeited due to employee termination or expiration are returned to the share pool. As of June 30, 2025, approximately 1.8 million shares remained available under the Assumed Matterport Plans.
On April 28, 2025, the Board of Directors approved the CoStar Group, Inc. 2025 Stock Incentive Plan (the “2025 Plan”), subject to the stockholder approval, which was obtained on June 26, 2025. All shares of common stock that were authorized for issuance under the 2016 Plan that, as of April 28, 2025, remained available for issuance under the 2016 Plan (excluding shares subject to outstanding awards) were rolled into the 2025 Plan and, following stockholder approval of the 2025 Plan, no further grants will be made under the 2016 Plan.
At June 30, 2025, there was approximately $327.4 million of unrecognized compensation cost related to stock incentive plans, net of estimated forfeitures, which the Company expects to recognize over a weighted-average-period of 2.7. See Note 2 for further discussion of stock-based compensation expense.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock Options
Option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	1,904,590	$51.48	4.80	$43.8
Assumed in Matterport Acquisition	1,799,170	$9.54
Granted	212,700	$78.33
Exercised	(502,578)	$9.37		$34.6
Canceled or expired	(26,000)	$91.98
Outstanding at June 30, 2025	3,387,882	$36.83	4.45	$150.6
Exercisable at June 30, 2025	3,033,446	$31.86	3.90	$149.9
The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions in the following table:

	Six Months Ended June 30,
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
Restricted Stock Awards
The Company grants restricted common stock to certain executive officers, directors, and employees of the Company which vest over a specific service period. Executive officers also receive restricted common stock, which vests based on the achievement of certain performance conditions, primarily, the achievement of a three-year cumulative revenue goal established at the grant date. The CEO of the Company has approved grants of restricted common stock to other executive officers and employees of the Company that vest over a specific service period and to other executive officers that vest based on the achievement of certain performance conditions, primarily, the achievement of revenue growth and profit margins established at the grant date. The grant of awards with performance conditions supports the Company’s goal of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company.
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
The Company estimates the fair value of its performance-based restricted stock awards with market conditions on the date of grant using a Monte-Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to calculate the fair value of the awards. Expense is only recorded for awards that are expected to vest, net of estimated forfeitures. The assumptions used to estimate the fair value of performance-based restricted stock awards with market conditions were as follows:

	Six Months Ended June 30,
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
As of June 30, 2025, the Company determined that it was probable that at least the minimum performance goals associated with performance-based restricted stock awards with market conditions granted during 2023, 2024, and 2025 would be met by their forfeiture dates. As of June 30, 2025, the Company determined that it was probable that at least the minimum performance goals associated with performance-based restricted stock awards without market conditions granted during the first quarter of 2025 would be met by their forfeiture dates.
The following table presents stock-based compensation expense related to performance-based restricted stock awards for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Performance-based restricted stock awards without market conditions	$1.4	$—	$1.9	$—
Performance-based restricted stock awards with market conditions	$3.1	$3.1	$3.7	$5.6
As of June 30, 2025, the Company expects to record an aggregate stock-based compensation expense of approximately $46.5 million for performance-based restricted stock awards over the remainder of 2025 and in 2026, 2027, and 2028.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents unvested restricted stock awards activity for the six months ended June 30, 2025:

	Restricted Stock Awards — without Market Condition		Restricted Stock Awards — with Market Condition
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock awards at December 31, 2024	2,554,989	$76.19	733,200	$81.49
Granted	1,919,780	$76.59	435,120	$85.29
Vested	(808,475)	$74.11	(124,068)	$71.19
Canceled	(187,228)	$74.80	(48,252)	$71.19
Unvested restricted stock awards at June 30, 2025	3,479,066	$76.62	996,000	$84.93
Restricted Stock Units
The following table presents unvested restricted stock units activity for the six months ended June 30, 2025:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock units at December 31, 2024	23,532	$73.88
Assumed in Matterport Acquisition	2,256,423	$75.63
Granted	9,892	$74.36
Vested	(586,779)	$75.57
Canceled	(64,507)	$75.63
Unvested restricted stock units at June 30, 2025	1,638,561	$75.62
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
Overview
CoStar Group is a leading provider of online real estate marketplaces, information, analytics, and 3D digital twin technology in the property markets, based on the numbers of unique visitors and site visits per month; provide more information, analytics, and marketing services than many of our competitors; offer the most comprehensive commercial real estate database available; and have the largest commercial real estate research department in the industry. We have created and compiled a standardized platform of real estate information and analytics and online marketplaces where industry professionals, consumers of commercial real estate, including apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all property types, including office, retail, industrial, multifamily, land, mixed-use, and hospitality. We also offer online platforms that manage workflow and marketing for residential real estate agents and brokers and provide portals for homebuyers to view residential property listings.
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America.
Our services are typically distributed to our customers under subscription-based license agreements that generally renew automatically, a majority of which have a term of at least one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage customers to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual platform usage or number of paid clicks. Depending on the type of service, contract rates are generally based on the number of sites, number of users, organization size, the customer’s business focus, the customer's geographic location, the number of properties reported on or analyzed, the number and types of services to which a customer subscribes, the number of digital twins hosted, the number of properties a customer advertises and the prominence and placement of a customer's advertised properties in the search results. Our subscription customers generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. Our transaction-based services primarily consist of auction fees from our Ten-X online auction platform for commercial real estate, the sales of Matterport cameras and capture equipment, and providing assistance with the data capture process to create digital twins through Matterport. Other transaction-based services are described by service offering below.
Services
Our portfolio of information, analytics, online real estate marketplaces, and 3D digital twin technology is branded and marketed to our customers and marketplace end users under the primary brands of CoStar®, Apartments.com®, LoopNet®, OnTheMarket, Homes.com®, Matterport®, Land.com®, and Ten-X®. Our services are accessible via the internet and through our mobile applications. Our services are primarily derived from a database of building-specific information and offer customers specialized tools for accessing, analyzing, and using our information. Over time, we have enhanced and expanded, and we expect to continue to enhance and expand, our existing information, analytics, and online marketplaces. We have developed and we expect to continue to develop additional services leveraging our centralized database and 3D digital twin technology to meet the needs of our existing customers as well as potential new categories of customers.

Our principal services are described in the following paragraphs:
CoStar
CoStar is our subscription-based integrated platform for commercial real estate intelligence, which includes information about commercial real estate properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news and market status and provides benchmarking for the hospitality industry, lease analytical capabilities, and risk management capabilities for lenders. CoStar's revenue growth rate for the six months ended June 30, 2025 decreased compared to the revenue growth rate for the six months ended June 30, 2024, due to a lack of benefit from converting legacy STR customers to our new CoStar-based benchmarking product realized in 2024. We expect CoStar's revenue growth rate for the year ending December 31, 2025 to decrease compared to the revenue growth rate for the year ended December 31, 2024, primarily due to a lack of benefit from converting legacy STR customers to our new CoStar-based benchmarking product realized in 2024.
Information Services
We provide real estate and lease management technology solutions, including lease administration, lease accounting, transaction management, and professional services through our CoStar Real Estate Manager and Visual Lease service offerings. Information Services' revenue growth rate for the six months ended June 30, 2025 increased compared to the revenue growth rate for the six months ended June 30, 2024 primarily as a result of the Visual Lease Acquisition. We expect the Information Services revenue growth rate for the year ending December 31, 2025 to increase compared to the revenue growth rate for the year ended December 31, 2024 as a result of the Visual Lease Acquisition.
Multifamily
Apartments.com is the flagship brand of our apartment marketing network of subscription-based advertising services and provides property management companies and landlords with a comprehensive advertising destination for their available rental units. In addition, it offers renters a platform for searching for available rentals and earns transaction-based revenue primarily from providing online tenant applications, including background and credit checks, and rental payment processing. Multifamily's revenue growth rate for the six months ended June 30, 2025 moderated compared to the revenue growth rate for the six months ended June 30, 2024, primarily due to the impact in 2025 of pivoting the Apartments.com sales force to support the Homes.com product launch in 2024. We expect the Multifamily revenue growth rate for the year ending December 31, 2025 to moderate compared to the revenue growth rate for the year ended December 31, 2024, due to the impact in 2025 of pivoting the Apartments.com sales force to support the Homes.com product launch in 2024.
LoopNet
Our LoopNet Network of commercial real estate websites offers subscription-based, online marketplace services that enable commercial property owners, landlords, and real estate agents working on their behalf to advertise properties for sale or for lease. Commercial real estate agents, buyers, and tenants use the LoopNet Network of online marketplace services to search for available property listings that meet their criteria. LoopNet's revenue growth rate for the six months ended June 30, 2025 was consistent with the revenue growth rate for the six months ended June 30, 2024. We expect LoopNet's revenue growth rate for the year ending December 31, 2025 to increase compared to the revenue growth rate for the year ended December 31, 2024 due to an increase in the average revenue per listing, as well as an increase in the number of listings on our sites.
Residential
Homes.com offers real estate agents subscription memberships promoting the agent's home listings and profile on our websites. Homebuyers and real estate agents use Homes.com to find their dream homes using our proprietary research and neighborhood content combined with listing information. OnTheMarket is a property portal in the U.K., which primarily hosts agents' listings on a subscription basis. Residential's revenues for the six months ended June 30, 2025 increased compared to the six months ended June 30, 2024, primarily due to an increase in the number of Homes.com memberships, partially offset by the discontinuation of certain products that were inconsistent with our long-term business strategy. We expect Residential's revenues for the year ending December 31, 2025 to increase compared to the year ended December 31, 2024, due to additional sales of our Homes.com memberships.
Other Revenues
Our other revenues include revenues from the Matterport Acquisition, our Land.com Network, BizBuySell Network, and Ten-X, an online auction platform for commercial real estate. Matterport primarily provides hosting services for its 3D digital twins on a subscription basis. Matterport also provides capture services of spatial data and other add-on services to existing subscription customers and sells 3D capture cameras and third-party capture devices to customers. The Land.com Network provides online marketplaces for rural lands for sale. Our BizBuySell Network provides online marketplaces for businesses and franchises for sale. Other revenues for the six months ended June 30, 2025 increased compared to the six months ended June 30, 2024, primarily due to the Matterport Acquisition. We expect other revenues for the year ending December 31, 2025 to increase compared to the year ended December 31, 2024 primarily due to the Matterport Acquisition.
Subscription-based Services
The majority of our revenue is generated from service offerings that are distributed to our customers under subscription-based agreements that typically renew automatically and have a term of at least one year. We recognize subscription revenues on a straight-line basis over the life of the contract.
For the three months ended June 30, 2025 and 2024, our annualized net new bookings of subscription-based services on all contracts were $93 million and $67 million, respectively. Net new bookings is calculated based on the annualized amount of change in our sales bookings resulting from new subscription-based contracts, changes to existing subscription-based contracts, and cancellations of subscription-based contracts for the period reported. Net new bookings is calculated on all subscription-based contracts without regard to contract term. Net new bookings is considered an operating metric that is an indicator of future subscription revenue growth and is also used as a metric of sales force productivity by us and investors. However, information regarding net new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. Revenues from our subscription-based contracts were approximately 95% and 96% of total revenues for the three months ended June 30, 2025 and 2024, respectively.
For the trailing 12 months ended June 30, 2025 and 2024, our contract renewal rates for existing company-wide CoStar Group subscription-based services for contracts with a term of at least one year were approximately 89% and 90%, respectively, and, therefore, our cancellation rates for those services for the same periods were approximately 11% and 10%, respectively. Contract renewal rates are calculated on all subscription-based contracts with a term of at least one year. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, we believe that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing 12-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our customers, reductions in customer spending or decreases in our customer base. Revenues from our subscription-based contracts with a term of at least one year were approximately 79% and 81% of total revenues for the trailing 12 months ended June 30, 2025 and 2024, respectively. The decrease in the percentage of revenues from our subscription-based contracts with a term of at least one year is due to the transactional product sales and services from Matterport.
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
Our key priorities for the remainder of 2025 currently include:
•Continuing to invest in and develop Homes.com. In 2024, we launched Homes.com memberships giving real estate agents the ability to advertise and promote their listings on our website featuring original, media rich content. We plan to continue hiring our dedicated Homes.com sales force; raising unaided brand awareness of the site through targeted marketing campaigns; and focusing on attracting recurring visitors to the site. In addition, we plan to develop and market additional products.
•Integrating Matterport's existing AI, computer vision, and machine learning across our products to build features that will enhance user experience to drive better engagement with our existing products and use the capability from the Matterport Acquisition to increase development of AI, computer vision, and machine learning to improve property analytics, optimize operational efficiency, and broaden the use of digital twin technologies throughout the real estate industry. We also intend to integrate Matterport's equipment and services into new market offerings to customers.

•Continuing to expand our CoStar and LoopNet products internationally. We continue to increase our international research team to collect data in European markets. We have launched our LoopNet branded advertising products in Spain and plan to launch our LoopNet brand in France and continue to expand our footprint of commercial listings.
•Using the aggregate and anonymized data from leases within CoStar Real Estate Manager and Visual Lease to create a trusted source of pricing and occupancy information for Commercial Real Estate. We also plan to begin the integration of the CoStar Real Estate Manager and Visual Lease products.
We expect our investment in the sales force will increase our selling and marketing expenses (excluding customer base amortization) for the year ending December 31, 2025 compared to the year ended December 31, 2024. We intend to continue to assess the need for additional investments in our business in order to develop and distribute new services and functionality within our current platform or expand the reach of, or otherwise improve, our current service offerings. Any future product development or expansion of services, combination and coordination of services, or elimination of services or corporate expansion, development, or restructuring efforts could reduce our profitability and increase our capital expenditures. Any new investments, changes to our service offerings, or other unforeseen events could cause us to experience reduced revenues or generate losses and negative cash flow from operations in the future. Any development efforts must comply with our credit facility, which contains restrictive covenants that restrict our operations and use of our cash flow and may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.
Non-GAAP Financial Measures
We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls, and filings with the SEC. The non-GAAP financial measures that we may disclose include EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per diluted share. EBITDA is our net income (loss) before interest income or expense, net, other expense or income, net, loss on debt extinguishment, income taxes, depreciation, and amortization. We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls, and filings with the SEC. Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense; acquisition- and integration-related costs; restructuring and related costs, including certain advisory fees; and settlements and impairments incurred outside our ordinary course of business. Adjusted EBITDA margin represents adjusted EBITDA divided by revenues for the period. Non-GAAP net income is determined by adjusting our net income (loss) for stock-based compensation expense, acquisition- and integration-related costs, including gains or losses on equity investments acquired in prospective targets and related to deal-contingent financial instruments; restructuring costs, settlement and impairment costs incurred outside our ordinary course of business, and loss on debt extinguishment, as well as amortization of acquired intangible assets and other related costs, and then subtracting an assumed provision for income taxes. Non-GAAP net income per diluted share is a non-GAAP financial measure that represents non-GAAP net income divided by the number of diluted shares outstanding for the period used in the calculation of GAAP net income per diluted share.
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
We view EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per diluted share as operating performance measures. We believe that the most directly comparable GAAP financial measure to EBITDA, adjusted EBITDA, and non-GAAP net income is net income (loss). We believe the most directly comparable GAAP financial measure to non-GAAP net income per diluted share and adjusted EBITDA margin are net income (loss) per diluted share and net income (loss) divided by revenues, respectively. In calculating EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per diluted share, we exclude from net income (loss) the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per diluted share are not measurements of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss), or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per diluted share as a substitute for any GAAP financial measure, including net income (loss) and net income (loss) per diluted share. In addition, we urge investors and potential investors in our securities to carefully review the GAAP financial information included as part of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that are filed with the

SEC, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per diluted share.
EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per diluted share may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and accompanying reconciliations, provide additional information to investors that is useful to understand the factors and trends affecting our business without the impact of certain acquisition-related items. We have spent more than 30 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to these acquisitions, our net income (loss) has included significant charges for amortization of acquired intangible assets; depreciation and other amortization; acquisition- and integration-related costs, including gains or losses on equity investments acquired in prospective targets and related to deal-contingent financial instruments; restructuring and related costs, including certain advisory fees; and loss on debt extinguishment. Adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per diluted share exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for amortization of acquired intangible assets; depreciation and other amortization; acquisition- and integration-related costs; restructuring and related costs, including certain advisory fees; settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year without the impact of these items. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest income or expense, net; other expense or income, net; income taxes; stock-based compensation expenses; acquisition- and integration-related costs; restructuring and related costs, including certain advisory fees; loss on debt extinguishment; and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts, and others have regularly relied on EBITDA and may rely on adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, or non-GAAP net income per diluted share to provide a financial measure by which to compare our operating performance against that of other companies in our industry.
Set forth below are descriptions of financial items that have been excluded from net income (loss) to calculate EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net income (loss):
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
•The amount of settlement and impairment costs incurred outside of our ordinary course of business may be useful for investors to consider because they generally represent gains or losses from the settlement of litigation matters, charges related to terminations of contracts or impairments of acquired intangible assets or other long-lived assets. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.
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
The financial items that have been excluded from our net income to calculate non-GAAP net income and non-GAAP net income per diluted share are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs, including gains or losses on equity investments acquired in prospective targets and related to deal-contingent financial instruments; restructuring and related costs, and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of adjusted EBITDA together with the material limitations associated with using non-GAAP financial measures as compared to net income (loss). In addition to these exclusions from net income, we subtract an assumed provision for income taxes to calculate non-GAAP net income. In both 2025 and 2024, we assume a 26.0% tax rate, which approximates our historical long-term statutory corporate tax rate, excluding the impact of discrete items.
Management compensates for the above-described limitations of using non-GAAP measures by using a non-GAAP measure only to supplement our GAAP results and to provide additional information that is useful to investors to understand the factors and trends affecting our business.

Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table compares our selected condensed consolidated results of operations for the three months ended June 30, 2025 and 2024 (in millions, except percentages):

	Three Months Ended June 30,
	2025	2024	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$270.9	$253.0	$17.9	7%
Information Services	39.3	33.4	5.9	18
Multifamily	292.3	264.2	28.1	11
LoopNet	75.7	69.8	5.9	8
Residential	28.4	26.2	2.2	8
Other Revenues	74.7	31.2	43.5	139
Total revenues	781.3	677.8	103.5	15
Cost of revenues	167.8	135.8	32.0	24
Gross profit	613.5	542.0	71.5	13
Operating expenses:
Selling and marketing (excluding customer base amortization)	394.9	358.4	36.5	10
Software development	97.1	79.6	17.5	22
General and administrative	122.2	109.9	12.3	11
Customer base amortization	26.5	10.2	16.3	160
Total operating expenses	640.7	558.1	82.6	15
Loss from operations	(27.2)	(16.1)	(11.1)	69
Interest income, net	32.5	53.5	(21.0)	(39)
Other income (expense), net	16.3	(1.5)	17.8	NM
Income before income taxes	21.6	35.9	(14.3)	(40)
Income tax expense	15.4	16.7	(1.3)	(8)
Net income	$6.2	$19.2	$(13.0)	(68)
__________________________
NM - Not meaningful
Revenues. Revenues increased $104 million, or 15%, to $781 million. The increase in our revenues included:
•an increase in Other revenues of $44 million, or 139%, primarily due to the Matterport Acquisition,
•an increase in Multifamily revenues of $28 million, or 11%, due to an increase in the number of properties listed on our network,
•an increase in CoStar revenues of $18 million, or 7%, due to increased sales driven by inflation-based price increases on renewals and an increase in subscribers,
•an increase in LoopNet revenues of $6 million, or 8%, due to an increase in the average price per listing, as well as the number of listings,
•an increase in Information Services revenues of $6 million, or 18%, primarily attributable to the Visual Lease Acquisition, and

•an increase in Residential revenues of $2 million, or 8%, due to an increase in the number of Homes.com memberships, partially offset by the discontinuation of certain products that were inconsistent with our long-term business strategy.
Gross Profit and Cost of Revenues. Gross profit increased $72 million, or 13%, to $614 million, and the gross profit margin decreased from 80% to 79%. The increase in gross profit was due to higher revenues, partially offset by an increase in cost of revenues. Cost of revenues increased $32 million, or 24%, to $168 million and, as a percentage of revenues, increased from 20% to 21%. The increase in cost of revenues primarily included:
•an increase of $10 million in amortization expense for the acquired technology and trade name from the Matterport Acquisition,
•an increase in $8 million in costs related to sales of Matterport capture equipment and services,
•an increase in personnel costs of $8 million related to additional headcount from the Matterport Acquisition, and
•an increase of $3 million for web hosting costs.
Selling and Marketing Expenses (Excluding Customer Base Amortization). Selling and marketing expenses increased $37 million, or 10%, to $395 million and, as a percentage of revenues, decreased from 53% to 51%. The increase primarily included:
•an increase in personnel costs of $40 million related to sales hiring and the sales force from the Matterport Acquisition,
•an increase in occupancy and equipment costs of $4 million related to our sales force, and
•an increase of $2 million in third party sales commissions for Matterport products, partially offset by
•a decrease in marketing expenses of $13 million.
Software Development Expenses. Software development expenses increased $18 million, or 22%, to $97 million and, as a percentage of revenues, were consistent at 12%. The increase primarily included:
•an increase in personnel costs of $15 million primarily due to additional headcount from the Matterport Acquisition, as well as costs for our existing employees and
•an increase in occupancy and equipment costs of $2 million.
General and Administrative Expenses. General and administrative expenses increased $12 million, or 11%, to $122 million and, as a percentage of revenues, were consistent at 16%. The increase primarily included:
•an increase in personnel and related costs of $24 million, primarily due to additional headcount from the Matterport Acquisition, partially offset by
•a decrease in professional service fees of $9 million, primarily related to acquisition activities, and
•a decrease in occupancy and equipment costs of $3 million.
Customer Base Amortization Expense. Customer base amortization expense increased $16 million, or 160%, to $27 million, and, as a percentage of revenues, increased from 2% to 3%. The increase was primarily due to the Matterport Acquisition and Visual Lease Acquisition.
Interest Income, Net. Interest income, net decreased $21 million, or 39%, to $33 million. The decrease was primarily due to a decrease in our cash and cash equivalents.
Other Income (Expense), Net. Other income, net, for the three months ended June 30, 2025 primarily included:
•an unrealized gain of $13 million on the deal-contingent forward U.S. dollar to Australian dollar contracts entered into in conjunction with the Domain Transaction, and
•an unrealized gain of $9 million related to the equity securities of Domain Group Holdings, LLC partially offset by

•an increase in depreciation and amortization expense from leasing activities driven by a change in the useful life of improvements related to tenants who have modified their leases.
Income Tax Expense. Income tax expense decreased $1 million, or 8%, to $15 million, and the effective tax rate was 71% of income before income taxes for the three months ended June 30, 2025 compared to 47% of income before income taxes for the three months ended June 30, 2024. The decrease in income tax expense was primarily attributable to lower income before income taxes.
Business Segment Results for Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management internally to measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, (loss) income from operations or other measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for further information regarding our segment operating results.
Segment Revenues. North America revenues increased $100 million, or 16%, to $744 million and included:
•an increase in Other revenues of $44 million, primarily due to the Matterport Acquisition,
•an increase in Multifamily revenues of $28 million, primarily due to an increase in the number of properties listed on our network,
•an increase in CoStar revenues of $15 million, primarily due to increased sales driven by inflation-based price increases on renewals and an increase in subscribers,
•an increase in Information Services revenues of $8 million, primarily attributable to the Visual Lease Acquisition,
•an increase in Residential revenues of $1 million, primarily due to an increase in the number of Homes.com memberships, partially offset by the discontinuation of certain products that were inconsistent with our long-term business strategy, and
•an increase in LoopNet revenues of $5 million, primarily due to an increase in the average price per listing, as well as the number of listings.
The $3 million, or 10%, increase in International revenues was primarily attributable to an increase in CoStar sales driven by inflation-based price increases on renewals and an increase in subscribers.
Segment EBITDA. North America EBITDA increased $13 million, or 41%, to $43 million. The increase in North America EBITDA was primarily due to an increase in revenues described above, partially offset by increases in personnel costs and general and administrative costs. International EBITDA increased $4 million to a loss of $15 million. The increase was primarily due to an increase in revenues and a decrease in marketing expenses, partially offset by an increase in occupancy costs.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table provides a comparison of our selected condensed consolidated results of operations for the six months ended June 30, 2025 and 2024 (in millions):

	Six Months Ended June 30,
	2025	2024	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$536.0	$503.3	$32.7	6%
Information Services	79.1	66.4	12.7	19
Multifamily	574.8	519.0	55.8	11
LoopNet	148.5	138.9	9.6	7
Residential	55.6	44.8	10.8	24
Other Revenues	119.5	61.8	57.7	93
Total revenues	1,513.5	1,334.2	179.3	13
Cost of revenues	321.1	277.0	44.1	16
Gross profit	1,192.4	1,057.2	135.2	13
Operating expenses:
Selling and marketing (excluding customer base amortization)	763.8	724.5	39.3	5
Software development	191.6	162.0	29.6	18
General and administrative	263.3	208.4	54.9	26
Customer base amortization	43.7	21.2	22.5	106
Total operating expenses	1,262.4	1,116.1	146.3	13
Loss from operations	(70.0)	(58.9)	(11.1)	19
Interest income, net	71.0	109.7	(38.7)	(35)
Other income (expense), net	13.9	(3.4)	17.3	NM
Income before income taxes	14.9	47.4	(32.5)	(69)
Income tax expense	23.5	21.5	2.0	9
Net income (loss)	$(8.6)	$25.9	$(34.5)	NM
__________________________
NM - Not meaningful
Revenues. Revenues increased $179 million, or 13%, to $1.5 billion. The increase in our revenues included:
•an increase in Other Revenues of $58 million, or 93%, primarily due to the Matterport Acquisition,
•an increase in Multifamily revenues of $56 million, or 11%, due to an increase in the number of properties listed on our network, as well as customers selecting higher-priced ad packages,
•an increase in CoStar revenues of $33 million, or 6%, due to increased sales driven by inflation-based price increases on renewals and an increase in subscribers,
•an increase in Information Services revenues of $13 million, or 19%, primarily attributable to the Visual Lease Acquisition,
•an increase in Residential revenues of $11 million, or 24%, due to an increase in the number of Homes.com memberships, partially offset by the discontinuation of certain products that were inconsistent with our long-term business strategy, and
•an increase in LoopNet revenues of $10 million, or 7%, due to an increase in the average price per listing, as well as the number of listings.

Gross Profit and Cost of Revenues. Gross profit increased $135 million, or 13%, to $1,192 million, and the gross profit percentage was consistent at 79%. The increase in gross profit was due to higher revenues partially offset by an increase in cost of revenues. Cost of revenues increased $44 million, or 16%, to $321 million and, as a percentage of revenues, was consistent at 21%. The increase in cost of revenues included:
•an increase of $13 million in amortization expense for the acquired technology and trade name from the Matterport Acquisition,
•an increase in $11 million in costs related to sales of Matterport capture equipment and services
•an increase in personnel costs of $11 million related to the Matterport Acquisition, and
•an increase of $6 million for web hosting costs.
Selling and Marketing Expenses (Excluding Customer Base Amortization). Selling and marketing expenses increased $39 million, or 5%, to $764 million and, as a percentage of revenues, decreased from 54% to 50%. The increase included:
•an increase in personnel costs of $60 million related to sales hiring and the sales force from the Matterport Acquisition,
•an increase in occupancy and equipment costs of $7 million related to our sales force,
•an increase in travel costs of $5 million for trainings and customer engagement, and
•an increase of $2 million related to third party sales commissions, partially offset by
•a decrease in marketing expenses of $37 million.
Software Development Expenses. Software development expenses increased $30 million, or 18% to $192 million and, as a percentage of revenues, increased from 12% to 13%. The increase primarily included:
•an increase in personnel costs of $24 million due to additional headcount from the Matterport Acquisition,, as well as costs for our existing employees and
•an increase in occupancy and equipment costs of $2 million.
General and Administrative Expenses. General and administrative expenses increased $55 million, or 26%, to $263 million and, as a percentage of revenues, increased from 16% to 17%. The increase primarily included:
•an increase in personnel and related costs of $33 million, primarily related to additional headcount from the Matterport Acquisition, as well as an increase in costs for our existing employees,
•an increase in professional service fees of $16 million, primarily related to acquisition activities and costs to defend our intellectual property, and
•an increase of $7 million in costs of intellectual property disputes.
Customer Base Amortization Expense. Customer base amortization expense increased $23 million, or 106%, to $44 million and, as a percentage of revenues, increased from 2% to 3%. The increase was primarily due to the Matterport Acquisition and Visual Lease Acquisition.
Interest Income, Net. Interest income, net decreased $39 million, or 35%, to $71 million. The decrease was primarily due to a decrease in our cash equivalents.
Other Income (Expense), Net. Other income, net was $14 million for the six months ended June 30, 2025, a change of $17 million over the six months ended June 30, 2024. The increase primarily included:
•an unrealized gain of $13 million on the deal-contingent forward U.S. dollar to Australian dollar contracts entered into in conjunction with the Domain Transaction, and
•an unrealized gain of $12 million related to the equity securities of Domain Group Holdings LLC, partially offset by
•an increase in depreciation and amortization expense from leasing activities driven by a change in the useful life of improvements related to tenants who have modified their leases.

Income Tax Expense. Income tax expense increased $2 million, or 9%, to $24 million and the effective tax rate was 158% of income before income taxes for the six months ended June 30, 2025 compared to 45% of income before income taxes for the six months ended June 30, 2024. The increase in income tax expense was primarily attributable to a discrete tax expense for transaction costs, partially offset by lower income before income taxes.
Business Segment Results for Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Europe, Asia-Pacific, and Latin America. Management relies on an internal management reporting process that provides revenues and operating segment EBITDA. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.
Segment Revenues. North America revenues increased $174 million, or 14%, to $1.4 billion and included:
•an increase in Other Revenues of $58 million, primarily due to the Matterport Acquisition,
•an increase in Multifamily revenues of $56 million, primarily due to an increase in the number of properties listed on our network, as well as customers selecting higher-priced ad packages,
•an increase in CoStar revenues of $26 million, primarily due to increased sales driven by inflation-based price increases on renewals and an increase in subscribers,
•an increase in Information Services revenues of $16 million, primarily attributable to the Visual Lease Acquisition,
•an increase in LoopNet revenues of $9 million, primarily due to an increase in the average price per listing, as well as the number of listings, and
•an increase in Residential revenues of $9 million, primarily due to an increase in the number of Homes.com memberships, partially offset by the discontinuation of certain products that were inconsistent with our long-term business strategy.
The $5 million, or 7%, increase in International revenues was primarily attributable to an increase in CoStar sales driven by inflation-based price increases on renewals and an increase in subscribers.
Segment EBITDA. North America EBITDA increased $18 million, or 54%, to $52 million. The increase in North America EBITDA was primarily due to increases in revenues described above and a decrease in marketing costs, partially offset by increases in personnel costs and general and administrative costs. International EBITDA increased $10 million to a loss of $25 million. The increase was primarily due to an increase in revenues, partially offset by an increase in personnel costs.
Liquidity and Capital Resources
We believe the balance of cash, cash equivalents and restricted cash, which was $3.7 billion as of June 30, 2025, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Other than the matters discussed below, our cash requirements have not changed materially from what is described in the 2024 Form 10-K.
Construction Commitments. We are expanding our Richmond, Virginia campus, which is expected to result in a material cash requirement in 2025 and 2026. We broke ground on the expansion in November 2022 and expect construction to be substantially completed in the first half of 2026. We have engaged a project manager, architects, and a general contractor on terms that generally require payments as services are provided or construction is performed. As of June 30, 2025, we were obligated to spend an additional $260 million as further work is performed under these contracts. We expect $150 million of these costs to be paid for the remainder of 2025 and intend to fund these expenditures with cash on hand.
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
Domain Transaction. From February 20, 2025 through February 21, 2025, in connection with the Domain Proposal, we acquired approximately 17% of the ordinary shares of Domain at A$4.20 per share for a total purchase price of A$452 million ($285 million).
On May 9, 2025, the Company entered into a binding Domain SID to acquire 100% of the issued capital of Domain not previously acquired by CoStar Group by way of Scheme of Arrangement. Pursuant to the Domain SID, Domain shareholders will be entitled to receive total cash consideration of A$4.43 per Domain ordinary share, less any special dividend declared and paid by Domain after May 9, 2025, subject to all applicable conditions being satisfied (or waived) and the scheme being implemented. The Company expects to spend approximately A$2.4 billion ($1.5 billion) to acquire the remaining approximately 83% of Domain’s ordinary shares upon consummation of the Domain Transaction, which is expected to occur in Q3 2025. The Domain Transaction remains subject to a number of conditions, including Domain shareholder approval, Australian Foreign Investment Review Board approval, as well as other customary conditions. Accordingly, there is no guarantee that the Scheme Implementation Deed will result in a transaction.
Stock Repurchase Program. In February 2025, the Board of Directors approved the Stock Repurchase Program that authorizes the repurchase of up to $500 million of the CoStar Group Shares. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act or through a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. Repurchases may be made from time to time at management's discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time at the Company’s discretion.
During the six months ended June 30, 2025, the Company repurchased 825,000 CoStar Group Shares for an aggregate cost of $63.8 million. As of June 30, 2025, $436.2 million remains available for repurchases under the Stock Repurchase Program. The Company anticipates repurchasing at least $150 million of CoStar Group Shares in total in 2025.
Cash on Hand Cash, cash equivalents, and restricted cash decreased to $3.7 billion as of June 30, 2025, compared to cash and cash equivalents of $4.7 billion as of December 31, 2024. The decrease in cash, cash equivalents, and restricted cash for the six months ended June 30, 2025 was primarily due to $1,061 million of net cash used in investing activities and net cash used in financing activities of $98 million partially offset by cash provided by operating activities of $200 million.
Net cash provided by operating activities for the six months ended June 30, 2025 was $200 million compared to $198 million for the six months ended June 30, 2024. The $2 million increase in net cash provided by operating activities was primarily driven by a decrease in working capital of $24 million and a decrease in net income.
Net cash used in investing activities for the six months ended June 30, 2025 was $1,061 million compared to $478 million for the six months ended June 30, 2024, primarily driven by the Matterport Acquisition and the purchase of equity securities, partially offset by proceeds from the sale and settlement of investments and a decrease in purchases of property, equipment, and other assets for new campuses.
Net cash used in financing activities for the six months ended June 30, 2025 was $98 million compared to $15 million for the six months ended June 30, 2024. The increase was primarily driven by repurchases of the Company's outstanding common stock under the Stock Repurchase Program and repurchases of restricted stock to satisfy tax withholding obligations.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. While we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We consider the accounting for the following matters to contain critical accounting estimates:
•Intangible assets and goodwill,
•Income taxes, and

•Business combinations.
For an in-depth discussion of each of our significant accounting policies, including the related critical accounting estimates and further information regarding estimates and assumptions involved in their application, see the 2024 Form 10-K and Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report. During the six months ended June 30, 2025, there were no material changes to our critical accounting estimates from those described in the 2024 Form 10-K.
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
Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “likely,” “might,” “believe,” “expect,” “observe,” “consider,” “think,” “intend,” “envision,” “will,” “should,” “could,” “would,” “plan,” “target,” “estimate,” “predict,” “continue,” “commit,” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs, and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks, and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors” in Item 1A of Part I of our 2024 Form 10-K and “Risk Factors” in Item 1A of Part II of this Report and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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
•our inability to maintain or increase internet traffic to our marketplaces, and the risk that the methods, including Google Analytics, that we use to measure average monthly unique visitors to our portals may misstate the actual number of unique persons who visit our network of mobile applications and websites for a given month or may differ from the methods used by competitors;
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
•the effects of climate-related events and other events beyond our control;
•the effects related to attention to climate-related risk and opportunities;
•our inability to obtain and maintain accurate, comprehensive, or reliable data;
•our inability to obtain and maintain stable data feeds, or disruption of our data feeds;
•our inability to enforce or defend our ownership and use of intellectual property;

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
•our inability to maintain or establish relationships with third-party listing providers;
•our inability to comply with the rules and compliance requirements of MLSs;
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
•the risks associated with the ability to consummate the Domain Transaction and realize the benefits of the Domain Transaction; and
•the risks related to open source software.
Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of, and are based on information available to us on, the date of this Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to update any such statements or release publicly any revisions to these forward-looking statements to reflect new information or events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as required by applicable law. Additionally, certain information disclosed herein or elsewhere (such as our website) is informed by various stakeholder expectations and third-party frameworks. Such information is not necessarily material for purposes of our SEC reporting, even if we use “material” or similar language. Particularly with respect to climate-related risks and opportunities, materiality is subject to various definitions that differ from, and are often more expansive than, the definition under U.S. federal securities laws.

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
Fluctuations in the British Pound, Canadian Dollar, Australian Dollar and Euro may have an impact on our business, results of operations and financial position. For the three and six months ended June 30, 2025, approximately 6% of our revenues were denominated in foreign currencies. For the three and six months ended June 30, 2025, our revenues would have decreased by approximately $5 million and $9 million respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the three and six months ended June 30, 2025, our revenues would have increased by approximately $5 million and $9 million, respectively if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. As of June 30, 2025, accumulated other comprehensive loss included a gain from foreign currency translation adjustments of approximately $20 million.
During the three months ended March 31, 2025, we invested A$452 million ($285 million) to acquire approximately 17% of Domain’s ordinary shares, which is reported as an equity investment on our condensed consolidated balance sheets. Our investment in Domain is subject to market price volatility. A 10% increase or decrease in the price of Domain’s ordinary shares during the six months ended June 30, 2025 would have increased or decreased the value of our equity investment by $30 million. Our investment in Domain is also subject to foreign currency translation risk based on the US Dollar to Australian Dollar exchange rate, because the market price of Domain’s ordinary shares is denominated in Australian Dollars. For the six months ended June 30, 2025, the value of our investment would have increased by approximately $30 million, if the U.S. dollar exchange rate used weakened by 10% and the value of our equity investment would have decreased by approximately $28 million, if the U.S. dollar exchange rate used strengthened by 10%. The investment in Domain’s ordinary shares is included in the Equity investment caption on the condensed consolidated balance sheets and is measured at fair value with changes in fair value (due to share price and/or foreign exchange rates) recorded through other income (expense), net on the condensed consolidated statements of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Part 1, Item 2 and “Risk Factors” in Part II, Item 1A for additional discussion regarding the Domain Transaction.
On May 9, 2025, the Company entered into deal-contingent foreign currency forward contracts to manage the risk of appreciation of the Australian dollar-denominated purchase price related to the Domain Transaction. The deal-contingent foreign currency forward contracts had an aggregate notional amount of A$2.4 billion ($1.5 billion). These instruments were entered into as economic hedges to mitigate foreign currency risks associated with the Domain Transaction.
We do not believe we have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2025. As of June 30, 2025, we had $3.7 billion of cash, cash equivalents, and restricted cash. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA-rated Government and Treasury Money Market Funds.
We are subject to interest rate market risk in connection with our revolving credit facility. On May 20, 2024, we entered into the 2024 Credit Agreement, which provides for variable rate borrowings of up to $1.1 billion. On July 1, 2020, we issued $1.0 billion aggregate principal amount of Senior Notes. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all of our borrowings except for our credit facility are fixed rate, and no amounts were outstanding under our credit facility as of June 30, 2025. See Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report for additional information regarding our 2024 Credit Agreement.
We had approximately $4.6 billion of goodwill and intangible assets as of June 30, 2025. As of June 30, 2025, we believe our intangible assets will be recoverable; however, changes in the economy, the industry in which we operate, and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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
As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 and were operating at a reasonable assurance level.
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
We may be unable to complete the Domain Transaction or otherwise realize the benefits of the pending Domain Transaction, which could have an adverse effect on us.

On May 9, 2025, we announced that we entered into the binding Domain SID to acquire 100% of the issued capital of Domain not previously acquired by CoStar Group by way of Scheme of Arrangement. We previously acquired 17% of Domain's ordinary shares in February 2025, and we expect to spend approximately A$2.4 billion ($1.5 billion) to acquire the remaining approximately 83% of Domain's ordinary shares upon consummation of the Domain Transaction.

Until the implementation of the scheme, we will operate independently of Domain. It is possible that the pendency of the Domain Transaction could result in the loss of key employees, higher than expected costs, diversion of management attention, or the disruption of our ongoing businesses, which may adversely affect the combined company’s ability to maintain relationships with customers, suppliers and employees or to achieve the anticipated benefits of the Domain Transaction.

In addition, on May 9, 2025, we entered into deal-contingent foreign currency forward contracts, which is discussed in Note 2 to the consolidated financial statements, to manage the risk of appreciation of the Australian dollar denominated purchase price related to the Domain Transaction. We may not realize the anticipated benefits of mitigating the risk of appreciation of the Australian dollar denominated purchase price. The deal-contingent foreign currency forward contracts could result in a mark-to-market adjustment impacting the other income (expense), net of the condensed consolidated statement of operations which could adversely affect our results of operations.

 We have incurred, and we will continue to incur, transaction fees, including legal, regulatory, and other costs associated with closing the Domain Transaction, as well as expenses related to formulating and implementing integration plans, including systems consolidation costs and employment-related costs. We may be unable to offset transaction and integration-related costs with the realization of other efficiencies related to the integration of the business.

The success of the Domain Transaction, if completed, will depend in part on our ability to realize the anticipated business opportunities and growth prospects from combining our business with that of Domain. We may never realize these business opportunities and growth prospects. Integrating operations will require significant efforts and expenditures. If we are unable to successfully or timely acquire and integrate Domain’s business with ours, we may be unable to realize the growth, synergies, and other anticipated benefits resulting from the Domain Transaction and our business could be adversely affected.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months ended June 30, 2025:
ISSUER PURCHASES OF EQUITY SECURITIES

2025	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
April 1 through 30	4,299	$79.41	—	—
May 1 through 31	287,344	$75.54	285,000	$460.0
June 1 through 30	307,860	$79.19	300,000	$436.2
Total	599,503	$77.45	585,000
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
(2) In February 2025, the Board of Directors approved the Stock Repurchase Program that authorizes the repurchase up to $500 million of outstanding CoStar Group Shares, with no expiration date. During the second quarter of 2025, the Company repurchased 585,000 CoStar Group Shares for an aggregate cost of $45.3 million. See Note 14 for further discussion regarding the Stock Repurchase Program and stock repurchase activity.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.Exhibits

Exhibit No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 7, 2021).
3.2	Fourth Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 9, 2022).
*10.1
CoStar Group, Inc. 2025 Stock Incentive Plan (Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 30, 2025, File No. 000-24531).

10.2
Support Agreement, dated as of April 6, 2025, among CoStar Group Inc., D. E. Shaw & Co., L.P. and D. E. Shaw Oculus Portfolios, L.L.C. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 7, 2025).

10.3
Support Agreement, dated as of April 6, 2025, between CoStar Group Inc. and Third Point parties thereto (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on April 7, 2025).

10.4
Scheme Implementation Deed, dated May 9, 2025 by and between CoStar Group Inc., Domain Holdings Australia Limited and Andromeda Australia SubCo Pty Ltd. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 9, 2025).

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
101.INS
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).
* Management Contract or Compensatory Plan or Arrangement.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	July 23, 2025	By:	/s/ Christian M. Lown
Christian M. Lown Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)