Form 10-Q
period 2025-09-30
COSTAR GROUP, INC.
filed 2025-10-29
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2025, there were 423,822,791 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.
FORM 10-Q

Glossary of Terms
The following abbreviations or acronyms used in this Quarterly Report on Form 10-Q (this “Report”) are defined below:

Abbreviation or Acronym	Definition
2024 Credit Agreement	The credit agreement the Company entered into on May 24, 2024
2024 Form 10-K	CoStar Group's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 19, 2025
A$	Australian dollars
AI	Artificial Intelligence
AOMs	Structured equity vehicles operating under Domain's Agent Ownership Model. The AOMs function as strategic partnership tools that provide residential and commercial real estate agencies an economic stake in Domain-affiliated entities, creating a mechanism to reward long-term engagement and performance through profit-sharing rather than traditional commissions or rebates.
ASC	Accounting Standards Codification
Assumed Matterport Plans	The Matterport 2021 Incentive Award Plan and Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan assumed by CoStar Group in connection with the Matterport Acquisition
ASU	Accounting Standards Update
BizBuySell Network	BizBuySell.com and its network of business for-sale websites
Board of Directors	The CoStar Group Board of Directors
CECL	Current expected credit losses
CODM	Chief Operating Decision Maker
CoStar Group (also the “Company,” “we,” “us,” or “our”)	The legal entity, CoStar Group, Inc., a Delaware corporation, one or more of its consolidated subsidiaries or operating segments, or the entirety of CoStar Group, Inc. and its consolidated subsidiaries
CoStar Group Share	A share of the common stock of the Company, par value $0.01 per share
CRI	The legal entity CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary (and primary operating entity in the United States) of CoStar Group, Inc.
Domain	Domain Holdings Australia Limited
Domain Acquisition	CoStar's acquisition of Domain completed on August 27, 2025, pursuant to the Scheme Implementation Deed
Domain Proposal	The Company’s non-binding indicative proposal to acquire 100% of the issued capital of Domain by way of scheme of arrangement for a cash consideration of A$4.43 per ordinary share of Domain
Domain SID	The Company's binding Scheme Implementation Deed to acquire 100% of the issued capital of Domain for a cash consideration of A$4.43 per ordinary share of Domain
Domain Transaction	The transactions entered into by the Company to acquire Domain pursuant to the Domain SID.
DSUs	Deferred Stock Units
EBITDA	Net income (loss) before interest income or expense, net; other income or expense, net; loss on debt extinguishment; income taxes; depreciation; and amortization
ESPP	Employee Stock Purchase Plan
EURIBOR	Euro Interbank Offered Rate
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the U.S.
GILTI	Global intangible low taxed income inclusion

Abbreviation or Acronym	Definition
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

Matterport Merger Agreement	On April 21, 2024, CoStar entered into an Agreement and Plan of Merger and Reorganization with Matterport, Matrix Merger Sub I LLC, and Matrix Merger Sub II LLC.
MLSs	Multiple listing services
MSPP	Management Stock Purchase Plan
NCI	Noncontrolling interest
OBBBA	H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill Act, signed into law on July 4, 2025
OnTheMarket	The legal entity OnTheMarket Limited, the operator of onthemarket.com, a U.K. residential property portal
ROU	Right-of-use
SEC	The U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Notes	2.800% notes issued by CoStar Group, Inc. due July 15, 2030
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
Stock Repurchase Program	The stock repurchase program the Board of Directors approved in February 2025 that authorizes the repurchase of up to $500 million CoStar Group Shares
STR	The legal entity STR LLC, together with STR Global Ltd, is a global data and analytics company that specializes in benchmarking hotel performance and providing market insights to the industry
Ten-X	The legal entity Ten-X Holding Company, Inc. and its directly and indirectly owned subsidiaries
Term SOFR	The forward-looking SOFR term rates administered by CME Group Benchmark Administration Limited
TSR	Total shareholder return
U.K.	The United Kingdom of Great Britain and Northern Ireland
U.S.	The United States of America
VIE	Variable Interest Entity
Visual Lease	The legal entity Visual Lease, LLC, a Delaware limited liability company and operator of Visual Lease, a SaaS platform for integrated lease management and lease accounting

Abbreviation or Acronym	Definition
Visual Lease Acquisition	CoStar's acquisition of all of the outstanding equity interest in Visual Lease completed on November 1, 2024, pursuant to the Visual Lease Merger Agreement
Visual Lease Merger Agreement
The Agreement and Plan of Merger dated as of October 18, 2024, between CRI; Neptune Merger Sub; Visual Lease, LLC; and Shareholder Representative Services LLC as the Holder Representative, pursuant to which, among other things, and subject to its terms, Neptune Merger Sub merged with and into Visual Lease with Visual Lease surviving the merger as a wholly-owned subsidiary of CRI

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$833.6	$692.6	$2,347.1	$2,026.8
Cost of revenues	172.2	140.6	493.3	417.6
Gross profit	661.4	552.0	1,853.8	1,609.2

Operating expenses:
Selling and marketing (excluding customer base amortization)	418.3	331.2	1,182.1	1,055.7
Software development	105.4	81.0	297.0	243.0
General and administrative	157.0	105.8	420.3	314.3
Customer base amortization	31.8	10.3	75.5	31.5
	712.5	528.3	1,974.9	1,644.5
Income (loss) from operations	(51.1)	23.7	(121.1)	(35.3)
Interest income, net	26.0	55.6	97.0	165.3
Other expense, net	(20.7)	(1.6)	(6.8)	(4.9)
Income (loss) before income taxes	(45.8)	77.7	(30.9)	125.1
Income tax expense (benefit)	(14.9)	24.7	8.6	46.2
Net income (loss)	$(30.9)	$53.0	$(39.5)	$78.9

Net income (loss) per share - basic	$(0.07)	$0.13	$(0.09)	$0.19
Net income (loss) per share - diluted	$(0.07)	$0.13	$(0.09)	$0.19

Weighted-average outstanding shares - basic	419.9	406.8	416.7	406.2
Weighted-average outstanding shares - diluted	419.9	408.0	416.7	407.6

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(30.9)	$53.0	$(39.5)	$78.9
Other comprehensive income, net of tax
Foreign currency translation adjustment	36.8	18.0	82.5	13.5
Total other comprehensive income	36.8	18.0	82.5	13.5
Total comprehensive income	$5.9	$71.0	$43.0	$92.4

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,935.3	$4,681.0
Restricted cash	99.5	—
Accounts receivable	273.7	210.7
Less: Allowance for credit losses	(29.9)	(22.8)
Accounts receivable, net	243.8	187.9
Prepaid expenses and other current assets	126.5	81.3
Total current assets	2,405.1	4,950.2

Deferred income taxes, net	65.9	30.6
Property and equipment, net	1,269.6	1,014.9
Lease right-of-use assets	111.3	103.0
Goodwill	4,915.4	2,527.6
Intangible assets, net	1,844.4	433.2
Deferred commission costs, net	178.0	169.6
Deposits and other assets	30.2	27.7
Total assets	$10,819.9	$9,256.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46.5	$47.0
Accrued wages and commissions	145.2	133.3
Accrued expenses	217.0	163.7
Litigation accrual	98.8	—
Income taxes payable	9.5	23.2
Lease liabilities	28.4	32.0
Deferred revenue	201.6	137.1
Other current liabilities	23.5	16.0
Total current liabilities	770.5	552.3

Long-term debt, net	992.9	991.9
Deferred income taxes, net	248.6	7.6
Income taxes payable	27.3	25.0
Lease and other long-term liabilities	156.7	126.5
Total liabilities	2,196.0	1,703.3
Stockholders' equity attributable to CoStar Group	8,615.8	7,553.5
Equity attributable to NCI	8.1	—
Total equity	8,623.9	7,553.5
Total liabilities and stockholders' equity	$10,819.9	$9,256.8
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity Attributable to CoStar Group	Equity Attributable to NCI	Total Equity
	Shares	Amount
Balance at December 31, 2024	409.5	$4.1	$5,231.9	$—	$(25.5)	$2,343.0	$7,553.5	$—	$7,553.5
Net income (loss)	—	—	—	—	—	(14.8)	(14.8)	—	(14.8)
Other comprehensive income (loss)	—	—	—	—	8.8	—	8.8	—	8.8
Exercise of stock options	0.1	—	0.9	—	—	—	0.9	—	0.9
Restricted stock grants	2.3	—	—	—	—	—	—	—	—
Restricted stock grants surrendered	(0.3)	—	(33.4)	—	—	—	(33.4)	—	(33.4)
Employee stock purchase plan	0.1	—	6.3	—	—	—	6.3	—	6.3
Management stock purchase plan	—	—	(1.3)	—	—	—	(1.3)	—	(1.3)
Stock-based compensation expense	—	—	29.7	—	—	—	29.7	—	29.7
Stock repurchases under stock repurchase programs (0.2 million shares)	—	—	—	(18.5)	—	—	(18.5)	—	(18.5)
Common stock issued for Matterport Acquisition	11.7	0.1	1,024.9	—	—	—	1,025.0	—	1,025.0
Balance at March 31, 2025	423.4	4.2	6,259.0	(18.5)	(16.7)	2,328.2	8,556.2	—	8,556.2
Net income (loss)	—	—	—	—	—	6.2	6.2	—	6.2
Other comprehensive income (loss)	—	—	—	—	36.9	—	36.9	—	36.9
Exercise of stock options	0.4	—	3.7	—	—	—	3.7	—	3.7
Restricted stock grants	0.3	—	—	—	—	—	—	—	—
Restricted stock grants surrendered	(0.1)	—	(11.9)	—	—	—	(11.9)	—	(11.9)
Employee stock purchase plan	0.1	—	4.5	—	—	—	4.5	—	4.5
Management stock purchase plan	—	—	(0.4)	—	—	—	(0.4)	—	(0.4)
Stock-based compensation expense	—	—	51.5	—	—	—	51.5	—	51.5
Stock repurchases under stock repurchase programs (0.6 million shares)	—	—	—	(45.3)	—	—	(45.3)	—	(45.3)
Balance at June 30, 2025	424.1	4.2	6,306.4	(63.8)	20.2	2,334.4	8,601.4	—	8,601.4
Net income (loss)	—	—	—	—	—	(30.9)	(30.9)	—	(30.9)
Domain acquisition	—	—	—	—	—	—	—	7.8	7.8
Other comprehensive income (loss)	—	—	—	—	36.8	—	36.8	—	36.8
Change in NCI	—	—	—	—	—	—	—	0.3	0.3
Exercise of stock options	0.2	—	1.4	—	—	—	1.4	—	1.4
Restricted stock grants	0.6	—	—	—	—	—	—	—	—
Restricted stock grants surrendered	(0.1)	—	(17.0)	—	—	—	(17.0)	—	(17.0)
Employee stock purchase plan	0.1	—	5.1	—	—	—	5.1	—	5.1
Management stock purchase plan	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Stock-based compensation expense	—	—	70.3	—	—	—	70.3	—	70.3
Stock repurchases under stock repurchase programs (0.6 million shares)	—	—	—	(51.2)	—	—	(51.2)	—	(51.2)
Balance at September 30, 2025	424.9	$4.2	$6,366.1	$(115.0)	$57.0	$2,303.5	$8,615.8	$8.1	$8,623.9
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	408.1	$4.1	$5,147.8	$(17.6)	$2,204.3	$7,338.6
Net income (loss)	—	—	—	—	6.7	6.7
Other comprehensive income (loss)	—	—	—	(4.3)	—	(4.3)
Restricted stock grants	1.4	—	—	—	—	—
Restricted stock grants surrendered	(0.4)	—	(24.5)	—	—	(24.5)
Employee stock purchase plan	0.1	—	5.2	—	—	5.2
Management stock purchase plan	—	—	(1.5)	—	—	(1.5)
Stock-based compensation expense	—	—	22.4	—	—	22.4
Balance at March 31, 2024	409.2	4.1	5,149.4	(21.9)	2,211.0	7,342.6
Net income (loss)	—	—	—	—	19.2	19.2
Other comprehensive income (loss)	—	—	—	(0.2)	—	(0.2)
Exercise of stock options	0.1	—	7.1	—	—	7.1
Restricted stock grants	0.1	—	—	—	—	—
Restricted stock grants surrendered	(0.2)	—	(0.7)	—	—	(0.7)
Employee stock purchase plan	0.1	—	6.0	—	—	6.0
Management stock purchase plan	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	—	21.9	—	—	21.9
Balance at June 30, 2024	409.3	4.1	5,183.5	(22.1)	2,230.2	7,395.7
Net income (loss)	—	—	—	—	53.0	53.0
Other comprehensive income (loss)	—	—	—	18.0	—	18.0
Restricted stock grants	0.2	—	—	—	—	—
Restricted stock grants surrendered	(0.1)	—	(1.9)	—	—	(1.9)
Employee stock purchase plan	0.1	—	5.0	—	—	5.0
Stock-based compensation expense	—	—	21.3	—	—	21.3
Balance at September 30, 2024	409.5	$4.1	$5,207.9	$(4.1)	$2,283.2	$7,491.1

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income (loss)	$(39.5)	$78.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	182.0	107.6
Amortization of deferred commissions costs	110.4	86.1
Non-cash lease expense	22.3	25.1
Stock-based compensation expense	153.0	67.3
Deferred income taxes, net	5.4	(15.4)
Credit loss expense	25.9	25.8
Other operating activities, net	(5.9)	1.7
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(32.3)	(13.7)
Prepaid expenses, other current assets and other assets	(19.2)	(8.2)
Deferred commissions	(117.2)	(91.7)
Accounts payable and other liabilities	10.9	57.9
Lease liabilities	(23.8)	(29.9)
Income taxes payable, net	(21.2)	(1.7)
Deferred revenue	17.1	8.2
Net cash provided by operating activities	267.9	298.0

Investing activities:
Proceeds from sale and settlement of investments	203.4	—
Proceeds from sale of property, equipment, and other assets	1.3	1.4
Purchases of property, equipment, and other assets for new campuses	(246.2)	(509.6)
Purchases of property, equipment, and other assets	(76.3)	(49.5)
Purchases of equity securities	(284.8)	—
Cash paid for acquisitions, net of cash acquired	(2,347.2)	(5.1)
Net cash used in investing activities	(2,749.8)	(562.8)

Financing activities:
Payments of debt issuance costs	—	(3.4)
Repurchase of restricted stock to satisfy tax withholding obligations	(64.2)	(28.7)
Stock repurchase	(115.0)	—
Proceeds from exercise of stock options and employee stock purchase plan	20.4	21.7
Principal repayments of financing lease obligations	(3.3)	(3.4)
Net cash used in financing activities	(162.1)	(13.8)

Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(2.2)	0.3
Net decrease in cash, cash equivalents, and restricted cash	(2,646.2)	(278.3)
Cash, cash equivalents, and restricted cash at the beginning of period	4,681.0	5,215.9
Cash, cash equivalents, and restricted cash at the end of period	$2,034.8	$4,937.6

Supplemental cash flow disclosures:
Interest paid	$29.5	$29.8
Income taxes paid	$56.4	$63.4

Supplemental non-cash investing and financing activities:
Accrued capital expenditures and non-cash landlord incentives	$80.5	$47.8

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.    ORGANIZATION
CoStar Group is a leading global provider of real estate information, analytics, online marketplaces, and 3D digital twin technology. The Company has created and compiled a standardized platform of real estate information and analytics and online marketplaces where industry professionals, consumers of real estate, and the related business communities can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. The Company's service offerings span all property types, including office, residential, retail, industrial, multifamily, land, mixed-use, and hospitality. The Company's services are typically distributed to its customers under subscription-based agreements that generally renew automatically and have a minimum term of one year. The Company operates within two operating segments, North America, which includes the U.S. and Canada, and International, which primarily includes Asia-Pacific, Europe, and Latin America.
The Company completed the Visual Lease Acquisition, Matterport Acquisition, and Domain Acquisition in November 2024, February 2025, and August 2025, respectively. See Note 5 for further discussion of these acquisitions.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.
Principles of Consolidation
The consolidated financial statements include CoStar Group, Inc. and all entities in which we have a controlling financial interest. To determine whether such an interest exists, we assess whether the entity qualifies as a VIE.
We consolidate VIEs when we are the primary beneficiary. We are deemed the primary beneficiary of a VIE when we have both (a) the power to direct the activities of the VIE that most significantly impact its economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
In determining whether we are the primary beneficiary, we consider various factors regarding the nature of our involvement with the VIE, including our economic interests, voting rights, authority to appoint or remove directors, and ability to authorize key decisions. We also analyze the VIE’s design, including its capital structure, cash flows, and classes of shares.
As part of the Domain Acquisition, the Company obtained ownership interests in the AOMs, which are considered VIEs for which the Company is the primary beneficiary. Domain introduced the AOMs to incentivize real estate agencies to utilize Domain's services through a revenue sharing model. The assets of these VIEs are not available to us, and the creditors of the VIEs do not have recourse to CoStar. Domain provides corporate services to the VIEs under services agreements. In addition, Domain has issued letters of support to the VIEs, committing to provide financial support in the event that the VIEs are unable to meet their liabilities independently.
See Note 5 for additional details regarding the Domain acquisition.
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at September 30, 2025 and December 31, 2024, the results of its operations for the three and nine months ended September 30, 2025 and 2024, its comprehensive income for the three and nine months ended September 30, 2025 and 2024, its changes in stockholders' equity for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024.

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
Revenue Recognition
The Company derives revenues primarily by (i) providing access to its proprietary database of commercial real estate information, including benchmarking and analytics for the hospitality industry and analytics for lenders, and (ii) providing online marketplaces for professional property management companies, property owners, real estate agents and brokers, and landlords, in each case, typically through a fixed monthly fee for its subscription-based advertising services. Other subscription-based services include (i) real estate and lease management solutions to commercial customers and real estate investors, (ii) access to applications to manage workflow for residential real estate agents, and (iii) access to its AI-powered spatial data platform to create high-fidelity and high-accuracy digital twins of physical spaces.
Subscription contract rates are generally based on the number of sites, number of users, organization size, the customer’s business focus, geography, the number of properties reported on or analyzed, the number and types of services to which a customer subscribes, the number of properties a customer advertises, the number of digital twins hosted, the number of transactions and average transaction size a broker or agent has closed, and the prominence and placement of a customer's advertised properties in the search results. The Company’s subscription-based license, advertising packages, and membership agreements generally renew automatically, and a majority have a term of at least one year. Revenues from subscription-based contracts were approximately 92% and 96% of total revenues for the three months ended September 30, 2025 and 2024, respectively, and approximately 94% and 96% of total revenues for the nine months ended September 30, 2025 and 2024, respectively.
The Company also derives revenues from transaction-based services including: (i) providing premium listings for individual properties on our marketplaces, (ii) providing data capture services to create digital twins, (iii) the sale of Matterport cameras and capture equipment, (iv) an online auction platform for commercial real estate through Ten-X, and (v) ancillary products and services that are sold on an ad hoc basis.
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
The Company recognizes revenues upon the satisfaction of its performance obligation(s) (upon transfer of control of promised services to its customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those services. Revenues from subscription-based services are recognized on a straight-line basis over the term of the agreement. Revenues from premium listings sold on a transactional basis are recognized over the period the advertisements are placed. Revenues from all other transaction-based services are recognized when the promised product or services are delivered, which, in the case of Ten-X auctions, is at the time of a successful closing for the sale of a property. Revenues from product sales are recognized upon control transferring to the customers, which is generally upon shipment. Revenue for sales of Matterport cameras are recorded net of estimates of returns, as buyers are entitled to return the camera within 30 days from the date of purchase for a full refund. These rights are accounted for as variable consideration and recognized as a reduction to the revenue recognized.

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
Cost of Revenues
Cost of revenues principally consists of salaries, benefits, bonuses, stock-based compensation expenses, and other indirect costs for the Company's researchers who collect and analyze the real estate data that is the basis for the Company's information, analytic, and online marketplace services and for employees that support these products. Additionally, cost of revenues includes amortization of acquired trade names, technology, and certain other intangible assets; product hosting costs; credit card and other transaction fees relating to processing customer transactions; cost of data from third-party data sources; costs of capture services; and costs of Matterport cameras sold.
Foreign Currency Translation
The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound or U.S. dollar. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive income (loss). Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other expense, net in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized a net foreign currency loss of $0.1 million for the three months ended September 30, 2025 and a net foreign currency loss of $0.2 million for the three months ended September 30, 2024. The Company recognized a net foreign currency loss of $5.4 million for the nine months ended September 30, 2025 and a net foreign currency loss of $0.3 million for the nine months ended September 30, 2024.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows (in millions):

	September 30, 2025	December 31, 2024
Foreign currency translation income (loss)	$57.0	$(25.5)
Total accumulated other comprehensive income (loss)	$57.0	$(25.5)
There were no amounts reclassified out of accumulated other comprehensive loss to the condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024.
Income Taxes
Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the Company’s condensed consolidated financial statements. Deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect during the year in which the Company expects differences to reverse. Valuation allowances are provided against assets, including net operating losses, if the Company determines it is more likely than not that some portion or all of an asset may not be realized. Interest and penalties related to income tax matters are recognized in income tax expense (benefit).
The Company has elected to record the GILTI under the current-period cost method.
On July 4, 2025, the U.S. enacted the OBBBA, which may impact the Company's recorded deferred tax assets and deferred tax liabilities, as well as its effective tax rate in future periods. The Company continues to evaluate the effects of the new legislation on its Condensed Consolidated Financial Statements. As a result of the enactment of the OBBBA, we anticipate an impact to our deferred tax asset and income tax payable related to the provisions for full expensing of domestic research and experimental expenditures and 100% bonus depreciation for assets placed in service after January 19, 2025. The Company does not expect any material change to our ongoing tax rate as a result of this legislation.

See Note 11 for further discussion of the Company's accounting for income taxes.
Net Income (Loss) Per Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period on a basic and diluted basis.

The following table sets forth the calculation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2025	2024	2025	2024

Net income (loss)	$(30.9)	$53.0	$(39.5)	$78.9
Denominator:
Denominator for basic net income (loss) per share — weighted-average outstanding shares	419.9	406.8	416.7	406.2
Effect of dilutive securities:
Stock options, restricted stock awards, and restricted stock units	—	1.2	—	1.4
Denominator for diluted net income (loss) per share — weighted-average outstanding shares	419.9	408.0	416.7	407.6

Net income (loss) per share — basic	$(0.07)	$0.13	$(0.09)	$0.19
Net income (loss) per share — diluted	$(0.07)	$0.13	$(0.09)	$0.19
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
The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Performance-based restricted stock awards	1.4	0.7	1.4	0.7
Anti-dilutive securities	0.8	0.7	1.8	0.9
Stock-Based Compensation
Equity instruments issued in exchange for services performed by officers, employees, and directors of the Company are accounted for using a fair value-based method and the fair value of such equity instruments is recognized as expense in the condensed consolidated statements of operations.
For stock-based awards that vest over a specific service period, compensation expense is measured based on the fair value of the awards at the grant date and is recognized on a straight-line basis over the service period of the awards, net of an estimated forfeiture rate. For equity instruments that vest based on achievement of a performance condition or both a performance and a market condition, stock-based compensation expense is recognized over the service period of the awards based on the expected achievement of the related performance conditions at the end of each reporting period. If the Company's initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized and any previously recognized stock-based compensation expense will be reversed. For awards with both a performance and a market condition, the Company estimates the fair value of each equity instrument granted on the date of grant using a Monte-Carlo simulation model. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to calculate the fair value of the awards, which includes the recent market price and volatility of the Company's shares. When determining the grant date fair value of all stock-based awards, the Company considers whether it is in possession of any material, non-public information that upon its release would have a material effect on its share price, and if so, whether the observable share price or expected volatility assumptions used in determining the fair value of the awards should be adjusted.
Stock-based compensation expense for stock options, restricted stock awards, and restricted stock units issued under equity incentive plans, stock purchases under the ESPP, and DSUs and Matching RSUs awarded under the MSPP included in the Company’s condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$5.9	$3.6	$15.6	$10.9
Selling and marketing (excluding customer base amortization)	13.0	2.9	26.6	8.4
Software development	14.3	5.3	34.2	16.3
General and administrative	37.6	10.0	76.6	31.7
Total stock-based compensation expense	$70.8	$21.8	$153.0	$67.3
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
Deal-Contingent Foreign Currency Forward Contracts
On May 9, 2025, the Company entered into deal-contingent foreign currency forward contracts to manage the risk of appreciation of the Australian dollar-denominated purchase price related to the Domain Transaction. Deal-contingent foreign currency forward contracts had an aggregate notional amount of A$2.4 billion ($1.5 billion). These derivative instruments were entered into as economic hedges and do not qualify for hedge accounting. The contracts were settled on August 22, 2025. The Company recognized losses of $23.4 million and $10.4 million for the three and nine months ended September 30, 2025, respectively, related to these contracts. The losses were recorded in other expense, net, in the condensed consolidated statements of operations.
See Note 5 for further discussion regarding the Company's acquisitions.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consists of cash deposited as collateral related to a litigation bond in a third-party insured account. See Note 12 for further discussion regarding the Company's litigation.
Cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets and condensed consolidated statements of cash flows as of September 30, 2025 and December 31, 2024 were as follows (in millions):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,935.3	$4,681.0
Restricted cash	99.5	—
Total cash, cash equivalents, and restricted cash	$2,034.8	$4,681.0
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
•Other Revenues Portfolio Segment - The Other Revenues portfolio segment consists of two classes of trade receivables: Matterport, and other marketplaces.
The majority of Residential revenue in the North America segment is e-commerce based and does not result in accounts receivable. The International segment's Residential revenue results in accounts receivable and its allowance for credit losses is not material.
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
Inventories related to the Matterport Acquisition as of September 30, 2025 consisted of the following (in millions):

September 30, 2025
Finished goods	$3.4
Work in process	0.2
Purchased parts and raw materials	2.7
Total inventories	$6.3
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
Goodwill is tested for impairment at least annually, on October 1, or more frequently if an event or other circumstance indicates that the fair value of a reporting unit may be below its carrying amount. The Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or elect to bypass the qualitative assessment. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or the Company elects to bypass the qualitative assessment, the Company then performs a quantitative assessment by determining the fair value of each reporting unit. The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates, including the discount rate, growth rate, and future financial performance. Assumptions about the discount rate are based on a weighted-average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company’s forecasts, business plans, economic projections, and anticipated future cash flows. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.

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
The fair value of the building and building improvements consists of the physical structure containing rentable area, as well as amenities such as parking structures, and was valued as if vacant, using the cost approach, which uses replacement cost data obtained from industry recognized guides less depreciation as an input to estimate the fair value, with consideration given to its age, functionality, use classification, construction quality, replacement cost, and accumulated depreciation (effective age vs. economic life). The Company also considered the value of the building using an income approach. The income approach uses market leasing assumptions to estimate the fair value of the property as if vacant, assuming lease-up at prevailing market rental rates over a market-based lease-up period, including deductions for lost rent during lease-up and leasing costs. The cost and income approaches are reconciled to arrive at an estimated building fair value. The Company assessed the fair value of land based on market comparisons.
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
Deferred lease income as of September 30, 2025 and December 31, 2024 was as follows (in millions):

Balance	Balance Sheet Caption	September 30, 2025	December 31, 2024
Current portion	Other current liabilities	$5.9	$4.5
Non-current portion	Lease and other long-term liabilities	36.7	18.5
Total deferred lease income		$42.6	$23.0
Lease income includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease. When a renewal option is included within the lease, the Company assesses whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Further, lease income includes tenant reimbursement amounts for the recovery of the operating expenses and real estate taxes. Tenant reimbursements, which vary each period, are non-lease components that are not the predominant activity within the contract. The Company has elected the practical expedient that allows it to combine certain lease and non-lease components of operating leases. Non-lease components are recognized together with fixed base rent in “lease income,” as variable lease income in the same period as the related expenses are incurred. Variable lease income was not material for the three months ended September 30, 2025. Components of other expense, net related to leasing operations for the three months ended September 30, 2025 and 2024 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease income(1)	$4.3	$6.6	$13.3	$16.4
Less:
Property operating expenses	1.6	2.5	4.4	6.7
Depreciation and amortization expense	2.7	5.4	14.2	14.3
Other expense from leasing operations	$—	$(1.3)	$(5.3)	$(4.6)
__________________________
(1) Includes $1.0 million and $2.9 million of amortization expense of above-market leases for the three months ended September 30, 2025 and 2024, respectively, and $3.0 million and $7.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Building depreciation and operating expenses for space occupied by the Company are allocated between cost of revenues, selling and marketing (excluding customer base amortization), software development, and general and administrative expenses on the condensed consolidated statement of operations based on the headcount of the respective departments occupying the building. As of September 30, 2025, the Company occupied approximately 50% of the property with the remainder leased or available to be leased to third parties.
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
Business Combinations
The Company includes the results of operations of the businesses that it acquires from the date of acquisition. The Company generally allocates the purchase consideration to the tangible assets acquired and liabilities assumed and intangible assets acquired based on their estimated fair values on the date of the acquisition. The purchase price is generally determined based on the fair value of the assets transferred, liabilities assumed, and equity interests issued, after considering any transactions that are separate from the business combination. The excess of the fair value of purchase consideration, the amount of any NCI in the acquiree and the fair value of any previous equity interest in the acquiree over the fair values of these identifiable assets and liabilities is recorded as goodwill. In a business combination achieved in stages, the Company shall remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss, if any, in results of operations. The Company applies significant assumptions, estimates, and judgments in determining the fair value of assets acquired and liabilities assumed on the acquisition date, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology, acquired trade names, useful lives, royalty rates, and discount rates. Estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any adjustments to provisional amounts that are identified during the measurement period, not to exceed one year from the date of acquisition, are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
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
In May 2025, The FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The ASU revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. The amendments differ from current U.S. GAAP because, for certain transactions, they replace the requirement that the primary beneficiary of a VIE is always the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The ASU does not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance will become effective for interim and annual reporting periods beginning on January 1, 2027, will require a prospective transition method for business combinations that occur after the initial adoption date, and early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. Under the expedient, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The ASU is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted, and the amendments should be applied prospectively. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU eliminates all references to prescriptive and sequential software project stages throughout Subtopic 350-40. An entity is required to begin capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project and (2) It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The ASU is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Entities may adopt the new guidance using a prospective transition approach, a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or a retrospective transition approach. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
Revenues by operating segment and type of service consist of the following (in millions):

	Three Months Ended September 30,
	2025			2024
	North America	International	Total	North America	International	Total
CoStar	$256.0	$21.0	$277.0	$240.8	$16.1	$256.9
Information Services	36.8	4.5	41.3	28.2	4.8	33.0
Multifamily	303.0	—	303.0	271.8	—	271.8
LoopNet	74.7	4.6	79.3	68.1	2.8	70.9
Residential	20.5	34.4	54.9	17.0	10.7	27.7
Other Revenues	78.1	—	78.1	32.3	—	32.3
Total revenues	$769.1	$64.5	$833.6	$658.2	$34.4	$692.6

	Nine Months Ended September 30,
	2025			2024
	North America	International	Total	North America	International	Total
CoStar	$755.2	$57.8	$813.0	$713.6	$46.6	$760.2
Information Services	108.5	11.9	120.4	83.5	15.9	99.4
Multifamily	877.8	—	877.8	790.8	—	790.8
LoopNet	217.3	10.5	227.8	201.7	8.1	209.8
Residential	54.1	56.4	110.5	41.6	30.9	72.5
Other Revenues	197.6	—	197.6	94.1	—	94.1
Total revenues	$2,210.5	$136.6	$2,347.1	$1,925.3	$101.5	$2,026.8
Deferred Revenue
Deferred revenue as of September 30, 2025 and December 31, 2024 was as follows (in millions):

Balance	Balance Sheet Caption	September 30, 2025	December 31, 2024
Current portion	Deferred revenue	$201.6	$137.1
Non-current portion	Lease and other long-term liabilities	1.3	0.2
Total deferred revenue		$202.9	$137.3
Changes in deferred revenue for the period were as follows (in millions):

Balance at December 31, 2024	$137.3
Revenues recognized in the current period from the amounts in the beginning balance	(129.4)
New deferrals, net of amounts recognized in the current period (1)	192.7
Effects of foreign currency	2.3
Balance at September 30, 2025	$202.9
__________________________
(1) This balance includes $46.2 million of new deferrals from the acquisitions completed in 2025. See Note 5 for further discussion of acquisitions.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Contract Assets
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Contract assets as of September 30, 2025 and December 31, 2024 were as follows (in millions):

Balance	Balance Sheet Caption	September 30, 2025	December 31, 2024
Current portion	Prepaid expenses and other current assets	$8.7	$5.8
Non-current portion	Deposits and other assets	3.5	6.0
Total contract assets		$12.2	$11.8
Revenues were reduced by $0.1 million and $0.7 million from contract assets for the three and nine months ended September 30, 2025, respectively. Revenues were reduced by $0.6 million and $1.1 million from contract assets for the three and nine months ended September 30, 2024, respectively.
Unsatisfied Performance Obligations
Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $537.0 million at September 30, 2025, which the Company expects to recognize over the next eight years. This amount does not include contract consideration for contracts with a duration of one year or less.
Commissions
Commissions expense is included in selling and marketing expense (excluding customer base amortization) in the Company's condensed consolidated statements of operations. Commissions expense activity for the three and nine months ended September 30, 2025 and 2024 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commissions incurred	$59.8	$40.0	$169.0	$136.5
Commissions capitalized in the current period	(37.2)	(24.5)	(115.7)	(92.1)
Amortization of deferred commissions costs	43.5	29.8	110.4	86.1
Total commissions expense	$66.1	$45.3	$163.7	$130.5
The Company did not recognize any impairment losses on commissions during the nine months ended September 30, 2025 and 2024.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4.    ALLOWANCE FOR CREDIT LOSSES
The following tables detail the activity related to the allowance for credit losses for trade receivables by portfolio segment (in millions):

	Nine Months Ended September 30, 2025
	CoStar	Information Services	Multifamily	LoopNet	Other Revenues	Total
Beginning balance at December 31, 2024	$6.1	$3.9	$9.4	$3.0	$0.4	$22.8
Current-period provision for expected credit losses	7.8	1.4	11.1	3.2	2.4	25.9
Write-offs charged against the allowance	(6.7)	(1.4)	(7.7)	(2.7)	(0.3)	(18.8)
Ending balance at September 30, 2025	$7.2	$3.9	$12.8	$3.5	$2.5	$29.9

	Nine Months Ended September 30, 2024
	CoStar	Information Services	Multifamily	LoopNet	Other Revenues	Total
Beginning balance at December 31, 2023	$9.7	$2.5	$7.3	$2.7	$1.0	$23.2
Current-period provision for expected credit losses	10.9	1.4	8.9	4.4	0.2	25.8
Write-offs charged against the allowance	(12.6)	(0.8)	(7.1)	(4.3)	(0.6)	(25.4)
Ending balance at September 30, 2024	$8.0	$3.1	$9.1	$2.8	$0.6	$23.6
Credit loss expense is included in general and administrative expenses on the condensed consolidated statements of operations. Credit loss expense related to contract assets was not material for the three and nine months ended September 30, 2025 and 2024. The allowance for credit losses for Residential was not material for the three and nine months ended September 30, 2025 and 2024.
5.    ACQUISITIONS
Domain
In February 2025, in connection with the Domain Proposal, the Company acquired approximately 17% of the ordinary shares of Domain, one of Australia's leading property marketplaces, at A$4.20 per share for a total purchase price of A$452.4 million ($284.8 million). In May 2025, the Company entered into an agreement to acquire the remaining issued capital of Domain not previously held by CoStar Group by way of Scheme of Arrangement. In August 2025, the Company completed the Domain Acquisition pursuant to which (i) the Company spent A$2.5 billion ($1.6 billion) to acquire the remaining 83% of Domain's ordinary shares; and (ii) Domain shareholders received total cash consideration of A$4.43 per Domain ordinary share, less a one time special dividend of A$0.088 per share declared and paid by Domain prior to closing. The Domain Acquisition positions the Company to leverage Domain's portfolio of property brands in Australia, including Domain and Allhomes, and CoStar's technology, scale, and innovation to improve customer experience, value, and access CoStar's brands and product offerings.
As of the Closing, the fair value of the Company's 17% investment was approximately A$465.2 million ($299.9 million), measured based on the fair value implied by the consideration transferred. The acquisition was completed as a step-acquisition, and the Company recognized a gain of $2.8 million and $14.3 million, inclusive of dividend income, as a result of remeasuring its previously held equity interest for the three and nine months ended September 30, 2025, respectively. The gains were recorded in other expense, net, in the condensed consolidated statements of operations.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The total purchase consideration for the Domain Acquisition was $1.6 billion, which consisted of the following (in millions):

Amount
Cash	$1,472.5
Settlement of existing debt	138.6
Fair value of cash settled equity awards related to pre-combination services	0.9
Total purchase consideration	1,612.0
Fair value of previously held equity interests	299.9
$1,911.9
The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair value as of the closing date of the Domain Acquisition (in millions):

Preliminary: August 27, 2025
Cash and cash equivalents	$14.8
Accounts receivable	34.9
Intangible assets	944.6
Accrued expenses	(27.1)
Deferred revenue	(14.1)
Deferred tax liability	(234.7)
Other assets and (liabilities), net	(9.4)
Fair value of identifiable net assets acquired	709.0

Fair value of NCI in Domain’s partially-owned subsidiaries	(7.8)
Goodwill	1,210.7
$1,911.9
Generally, the net assets of Domain were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates. The key assumptions used in the valuation include discount rates, royalty rates, projected revenue growth rates, customer attrition rates, and profit margins.
The purchase price allocation is preliminary and subject to change during the measurement period as additional information is obtained about the facts and circumstances that existed at closing. Any material adjustments to provisional amounts identified during the measurement period will be recognized and disclosed in the reporting period in which the adjustment amounts are determined. The primary areas that remain subject to additional information include the Company's assessment of the fair value measurement of NCI, certain tax matters, the fair value of acquired intangibles, and contingencies.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the fair values (in millions) of the identifiable intangible assets acquired in the Domain Acquisition included in the Company's International operating segment, their related estimated useful lives (in years) and their respective amortization methods:

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Customer relationships	$638.3	20	Accelerated
Brand and trade names	190.2	5-15	Straight-line
Software	116.1	2-5	Straight-line
Total intangible assets	$944.6
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Domain Acquisition includes, but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining Domain's operations with the Company's operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $1.2 billion of goodwill recorded as part of the Domain Acquisition is associated with the Company's International operating segment, of which none is expected to be deductible for income tax purposes. Transaction costs associated with the Domain Acquisition were $19.9 million during the nine months ended September 30, 2025 and consist primarily of advisory, legal, accounting, and other professional service costs. These costs are included within general and administrative expenses on the condensed consolidated statements of operations.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair value as of the closing date of the Matterport Acquisition (in millions):

	Preliminary: February 28, 2025	Measurement Period Adjustments	Updated Preliminary: February 28, 2025
Cash and cash equivalents	$55.1	$—	$55.1
Restricted cash	97.0	—	97.0
Accounts receivable	13.3	0.4	13.7
Available for sale investments	203.7	—	203.7
Deferred tax assets, net of valuation allowance	24.6	21.9	46.5
Goodwill	1,136.4	(9.5)	1,126.9
Intangible assets	527.0	—	527.0
Deferred revenue	(32.1)	—	(32.1)
Litigation accrual	(95.0)	(3.8)	(98.8)
Other assets and (liabilities), net	(2.9)	(9.0)	(11.9)
Fair value of identifiable net assets acquired	$1,927.1	$—	$1,927.1
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
The purchase price allocation is preliminary and subject to change during the measurement period as additional information is obtained about the facts and circumstances that existed at closing. Any material adjustments to provisional amounts identified during the measurement period will be recognized and disclosed in the reporting period in which the adjustment amounts are determined. During the nine months ended September 30, 2025, the Company reassessed its estimates and inputs as new information about facts and circumstances that existed as of the acquisition date became known. As a result, the Company recorded a $9.5 million reduction in goodwill as a result of measurement period adjustments. The reduction to goodwill consists primarily of adjustments for uncertain tax positions and tax-related valuation allowances. The primary areas that remain subject to additional information are the Company's assessment of certain tax matters; contingencies, including those discussed in Note 12; and fair value assessment of certain acquired intangibles.
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
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Matterport Acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining Matterport's operations with the Company's operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $1.1 billion of goodwill recorded as part of the Matterport Acquisition is associated with the Company's North America operating segment, of which none is expected to be deductible for income tax purposes. Transaction costs associated with the

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Matterport Acquisition were $17.6 million during the nine months ended September 30, 2025 and consist primarily of legal, accounting, and other professional service costs. These costs are included within general and administrative expenses on the condensed consolidated statements of operations.
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
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Visual Lease Acquisition includes, but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from increasing anonymized leasing data in CoStar and combining its operations with CoStar Real Estate Manager's operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $149.5 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment, of which $132.7 million is expected to be deductible for income tax purposes. Transaction costs associated with the Visual Lease Acquisition were $6.8 million.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Pro Forma Financial Information (unaudited)
Domain
The unaudited pro forma financial information presented below reflects the condensed consolidated results of operations of the Company assuming the Domain Acquisition had taken place on January 1, 2024 and was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$876.4	$761.4	$2,519.2	$2,216.6
Net income (loss)	$(20.9)	$33.1	$(29.2)	$42.3
The material pro forma adjustments primarily consist of incremental amortization expense based on the preliminary fair value of the intangible assets acquired, increased compensation expense relating to the issuance of certain equity plans in connection with the Domain Acquisition, accounting policy alignment adjustments, and the income tax impact of the aforementioned pro forma adjustments. The unaudited pro forma financial information has also been adjusted to reflect $19.9 million of acquisition-related costs incurred during the nine months ended September 30, 2025 as having occurred on January 1, 2024.
The impact of the Domain Acquisition on the Company's revenue was $25.3 million for each of the three and nine months ended September 30, 2025. The impact of the Domain Acquisition on the Company's net income (loss) in the condensed consolidated statements of operations was a loss of $4.4 million for each of the three and nine months ended September 30, 2025.
Matterport
The unaudited pro forma financial information presented below reflects the condensed consolidated results of operations of the Company assuming the Matterport Acquisition had taken place on January 1, 2024 and was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$833.6	$735.1	$2,372.6	$2,148.7
Net income (loss)	$(23.9)	$14.0	$(108.3)	$(230.5)
The material pro forma adjustments primarily consist of incremental amortization expense based on the preliminary fair value of the intangible assets acquired, increased compensation expense relating to the issuance of certain equity plans in connection with the Matterport Acquisition, accounting policy alignment adjustments, and the income tax impact of the aforementioned pro forma adjustments. The unaudited pro forma financial information has also been adjusted to reflect $17.6 million of acquisition-related costs incurred during the nine months ended September 30, 2025 as having occurred on January 1, 2024.
The impact of the Matterport Acquisition on the Company's revenue was $43.9 million and $103.8 million for the three and nine months ended September 30, 2025, respectively. The impact of the Matterport Acquisition on the Company's net income (loss) in the condensed consolidated statements of operations was a loss of $47.3 million and $98.1 million for the three and nine months ended September 30, 2025, respectively.
Combined
The unaudited pro forma financial information presented below reflects the consolidated results of operations of the Company assuming both the Domain Acquisition and Matterport Acquisition had taken place on January 1, 2024. The unaudited pro forma financial information for all periods presented includes the adjustments mentioned in above. The unaudited pro forma financial information, as presented below, is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had not taken place on the dates listed above.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$876.4	$803.9	$2,544.7	$2,338.5
Net income (loss)	$(13.9)	$(5.9)	$(98.0)	$(267.1)
6.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company categorizes assets and liabilities recorded or disclosed at fair value on the condensed consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:
Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 - Unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The Company's financial assets comprise Level 1 cash equivalents with original maturities of three months or less in the amount of $1.7 billion and $4.5 billion as of September 30, 2025 and December 31, 2024, respectively. The Company had no Level 2 or Level 3 financial assets measured at fair value as of September 30, 2025 and December 31, 2024.
Available-for-sale Debt Securities
In connection with the Matterport Acquisition, the Company acquired $203.7 million of available-for-sale debt securities, inclusive of $2.0 million of accrued interest. These securities were sold for net proceeds of $203.4 million resulting in a negligible realized loss in the first quarter of 2025.
Other Financial Instruments
The Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, accrued expenses, and Senior Notes. The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of both September 30, 2025 and December 31, 2024. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $0.9 billion as of both September 30, 2025 and December 31, 2024.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Lease costs related to the Company's operating and finance leases included in the condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating lease costs:	2025	2024	2025	2024

Cost of revenues	$2.7	$2.1	$7.5	$7.1
Selling and marketing (excluding customer base amortization)	4.0	3.5	11.2	10.9
Software development	1.4	2.1	4.6	5.7
General and administrative	1.2	1.7	4.5	5.0
Total operating lease costs	9.3	9.4	27.8	28.7
Finance lease costs:
Amortization of ROU assets	1.2	0.5	3.6	3.5
Interest on lease liabilities	0.2	0.5	0.7	1.1
Total finance lease costs	1.4	1.0	4.3	4.6
Total lease costs	$10.7	$10.4	$32.1	$33.3
Finance lease costs primarily relate to vehicles used by the Company's research teams and the amortization of the ROU assets are recorded to cost of revenues in the condensed consolidated statements of operations. The impact of lease costs related to short-term leases was not material for the three and nine months ended September 30, 2025 and 2024.
Supplemental balance sheet information related to operating leases was as follows (in millions):

Balance	Balance Sheet Location	September 30, 2025	December 31, 2024
Operating lease liabilities		$146.6	$138.9
Less: imputed interest		19.7	18.2
Present value of lease liabilities		126.9	120.7
Less: current portion of lease liabilities	Lease liabilities	23.0	27.0
Long-term lease liabilities	Lease and other long-term liabilities	$103.9	$93.7

Weighted-average remaining lease term in years		5.5	5.6
Weighted-average discount rate		4.7%	4.4%
ROU Assets	Lease right-of-use assets	$111.3	$103.0

Finance lease liabilities		$13.1	$16.6
Less: imputed interest		0.9	1.6
Present value of lease liabilities		12.2	15.0
Less: current portion of lease liabilities	Lease liabilities	5.4	5.0
Long-term lease liabilities	Lease and other long-term liabilities	$6.8	$10.0

Weighted-average remaining lease term in years		2.2	3.0
Weighted-average discount rate		6.4%	6.4%
ROU Assets	Property and equipment, net	$12.6	$15.7

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental cash flow information related to leases was as follows (in millions):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$27.3	$24.1
Operating cash flows used in finance leases	$0.7	$0.9
Financing cash flows used in finance leases	$3.3	$3.4

ROU assets obtained in exchange for lease obligations:
Operating leases	$27.4	$24.1
Finance leases	$0.5	$7.2
8.    GOODWILL
The changes in the carrying amount of goodwill by operating segment consist of the following (in millions):

	North America	International	Total
Goodwill, December 31, 2023	$2,149.2	$237.0	$2,386.2
Acquisitions, including measurement period adjustments(1)	148.0	(1.1)	146.9
Effect of foreign currency translation	—	(5.5)	(5.5)
Goodwill, December 31, 2024	2,297.2	230.4	2,527.6
Acquisitions, including measurement period adjustments(2)	1,128.4	1,210.7	2,339.1
Effect of foreign currency translation	—	48.7	48.7
Goodwill, September 30, 2025	$3,425.6	$1,489.8	$4,915.4
__________________________
(1) North America goodwill generated during the year ended December 31, 2024 from the Visual Lease Acquisition was $148.0 million.
(2) North America goodwill generated during the nine months ended September 30, 2025 from the Matterport Acquisition was $1,126.9 million. International goodwill generated during the nine months ended September 30, 2025 from the Domain Acquisition was $1,210.7 million.
The Company did not recognize any impairment losses on goodwill during the nine months ended September 30, 2025 or 2024.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9.    INTANGIBLE ASSETS
Intangible assets consist of the following (in millions, except amortization period data):

	September 30, 2025	December 31, 2024	Weighted- Average Amortization Period (in years)
Acquired technology and data	$473.0	$47.4	8
Accumulated amortization	(40.6)	(24.7)
Acquired technology and data, net	432.4	22.7

Acquired customer base	1,335.9	556.9	15
Accumulated amortization	(361.0)	(304.1)
Acquired customer base, net	974.9	252.8

Acquired trade names and other intangible assets	520.3	240.8	14
Accumulated amortization	(135.5)	(141.4)
Acquired trade names and other intangible assets, net	384.8	99.4

Acquired above-market leases	41.5	41.5	9
Accumulated amortization	(12.4)	(9.3)
Acquired above-market leases, net	29.1	32.2

Acquired in-place leases	32.0	32.0	9
Accumulated amortization	(8.8)	(5.9)
Acquired in-place leases, net	23.2	26.1

Intangible assets, net	$1,844.4	$433.2
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company did not recognize any impairment losses on intangible assets during the nine months ended September 30, 2025 or 2024. During the nine months ended September 30, 2025, the Company removed $58.2 million of intangible assets that were fully amortized from the acquired intangible assets and accumulated amortization, which had no impact on the Company's financial results.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10.    LONG-TERM DEBT
The table below presents the components of outstanding debt (in millions):

	September 30, 2025	December 31, 2024
2.800% Senior Notes due July 15, 2030	$1,000.0	$1,000.0
2024 Credit Agreement, due May 24, 2029	—	—
Total face amount of long-term debt	1,000.0	1,000.0
Senior Notes unamortized discount and issuance costs	(7.1)	(8.1)
Long-term debt, net	$992.9	$991.9
Senior Notes
On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act, and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes), and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries, and the indenture governing the Senior Notes contains covenants, events of default, and other customary provisions with which the Company was in compliance as of September 30, 2025.
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
The 2024 Credit Agreement contains customary affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, maintenance of properties, and compliance with laws, including environmental laws, subject to certain exceptions. The 2024 Credit Agreement contains customary negative covenants, including, among others, restrictions on the ability of the Company and its subsidiaries to merge and consolidate with other companies, restrictions on the ability of certain subsidiaries to incur indebtedness, and restrictions on the ability of the Company and certain subsidiaries to grant liens or security interests on assets, subject to certain exceptions. The 2024 Credit Agreement contains a financial maintenance covenant that requires the Company to maintain a Total Leverage Ratio (as defined in the 2024 Credit Agreement) of less than or equal to 4.50 to 1.00, tested at the end of each fiscal quarter. The 2024 Credit Agreement also provides for a number of customary events of default, including, among others: payment defaults to the Lenders, voluntary and involuntary bankruptcy proceedings, covenant defaults, material inaccuracies of representations and warranties, cross-acceleration to other material indebtedness, certain change of control events, material money judgments, and other customary events of default. The occurrence of an event of default could result in the acceleration of obligations and the termination of lending commitments under the 2024 Credit Agreement. The Company was in compliance with the covenants in the 2024 Credit Agreement as of September 30, 2025. As of September 30, 2025, the Company had no amounts drawn under this facility.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company had $3.1 million and $3.8 million of deferred debt issuance costs related to the revolving credit facility as of September 30, 2025 and December 31, 2024, respectively. These amounts are included in deposits and other assets on the Company's condensed consolidated balance sheets.
The Company recognized interest expense as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest on outstanding borrowings	$7.0	$7.0	$21.0	$21.0
Amortization of Senior Notes discount and issuance costs	0.5	0.6	1.6	2.3
Interest capitalized for construction in process	(3.8)	(1.8)	(9.5)	(4.4)
Commitment fees and other	0.7	0.5	2.0	2.1
Total interest expense	$4.4	$6.3	$15.1	$21.0
11.    INCOME TAXES
The income tax provision reflects an effective tax rate of approximately 33% and 32% for the three months ended September 30, 2025 and 2024, respectively, and (28)% and 37% for the nine months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate for the three months ended September 30, 2025 was primarily due to an increase in discrete items including disqualifying dispositions on incentive stock options for the three months ended September 30, 2025. The decrease in the effective tax rate for the nine months ended September 30, 2025 was primarily due to overall book loss position with U.S. net income that is taxable and U.K. losses with no tax benefit for the nine months ended September 30, 2025.
12.    COMMITMENTS AND CONTINGENCIES
The following summarizes the Company's significant contractual obligations, including related payments due by period, as of September 30, 2025 (in millions):

Year Ending December 31,	Operating lease obligations	Finance lease obligations	Long-term debt principal payments	Long-term debt interest payments
Remainder of 2025	$4.3	$1.5	$—	$—
2026	31.8	6.0	—	28.0
2027	29.1	5.0	—	28.0
2028	27.5	0.5	—	28.0
2029	19.2	0.1	—	28.0
Thereafter	34.7	—	1,000.0	28.0
Total	$146.6	$13.1	$1,000.0	$140.0
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The Company has estimated a litigation accrual of $98.8 million as of September 30, 2025, considering the substantially-affirmed damages award and the Company's estimate of the expected interest award using the Chancery Court's previously determined interest methodology. This estimated litigation accrual is reflected in the purchase price allocation for the Matterport Acquisition and is subject to change based on the Chancery Court's revised ruling. The Company anticipates the revised ruling will occur by the first half of 2026. The Company estimated additional interest of up to approximately $17 million could be awarded if the Chancery Court followed the methodology Brown previously argued, and which was rejected. Subsequent to the Brown Judgment, on August 14, 2024, a litigation bond was posted, and Matterport transferred $95.0 million in cash as collateral into a designated insured interest-bearing account, which is classified as restricted cash on the Company’s condensed consolidated balance sheet as of September 30, 2025.
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
The Company monitors developments in these legal matters that could affect the estimate the Company may have previously accrued. As of September 30, 2025, there were no amounts accrued that the Company believes would be material to its financial position, except as noted above. Further, the range of reasonably possible losses in excess of accrued liabilities currently cannot be reasonably estimated, except as noted above.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13.    SEGMENT REPORTING
Segment Information
The Company manages its business geographically in two operating segments and two reportable segments, with the primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Asia-Pacific, Europe, and Latin America. Segment reporting is based on the management approach, whereby external segment reporting is aligned with the internal reporting used by the CODM, which is the Company’s Chief Executive Officer. The CODM relies on an internal management reporting process that provides revenue and operating segment EBITDA for making decisions and assessing performance as the source of the Company’s reportable segments. EBITDA is used by management internally to measure operating and management performance and to evaluate the performance of the business.
Summarized EBITDA information by operating segment consists of the following (in millions):

	Three Months Ended September 30,
	2025			2024
	North America	International	Total	North America	International	Total
Revenues(1)	$769.1	$64.5	$833.6	$658.2	$34.4	$692.6
Less:
Personnel	392.9	37.9	430.8	274.8	24.4	299.2
Marketing	202.8	16.3	219.1	188.6	14.4	203.0
General and administrative (2)	140.2	30.8	171.0	131.3	8.3	139.6
EBITDA	$33.2	$(20.5)	$12.7	$63.5	$(12.7)	$50.8
__________________________
(1) See Note 3 for details of revenue disaggregated by segment.
(2) Excludes personnel costs.

	Nine Months Ended September 30,
	2025			2024
	North America	International	Total	North America	International	Total
Revenues(1)	$2,210.5	$136.6	$2,347.1	$1,925.3	$101.5	$2,026.8
Less:
Personnel	1,070.7	84.3	1,155.0	820.6	72.5	893.1
Marketing	610.3	45.9	656.2	627.1	50.8	677.9
General and administrative (2)	443.9	51.5	495.4	380.2	25.5	405.7
EBITDA	$85.6	$(45.1)	$40.5	$97.4	$(47.3)	$50.1
__________________________
(1) See Note 3 for details of revenue disaggregated by segment.
(2) Excludes personnel costs.
The Company is domiciled in the U.S. and revenues earned outside the U.S. were $91.2 million and $40.7 million for three months ended September 30, 2025 and 2024, respectively, and $199.8 million and $119.8 million for the nine months ended September 30, 2025 and 2024, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following summarizes stock-based compensation, which is a significant non-cash item included in the personnel costs above, by segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America	$69.0	$20.4	$148.2	$63.4
International	1.8	1.4	4.8	3.9
Total	$70.8	$21.8	$153.0	$67.3
The reconciliation of EBITDA to income (loss) before income taxes consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
EBITDA	$12.7	$50.8	$40.5	$50.1
Amortization of acquired intangible assets in cost of revenues	(19.9)	(6.2)	(47.5)	(22.9)
Amortization of acquired intangible assets in operating expenses	(31.9)	(10.3)	(75.6)	(31.5)
Depreciation and other amortization	(12.0)	(10.6)	(38.5)	(31.0)
Interest income, net	26.0	55.6	97.0	165.3
Other expense, net (1)	(20.7)	(1.6)	(6.8)	(4.9)
Income (loss) before income taxes	$(45.8)	$77.7	$(30.9)	$125.1
__________________________
(1) Includes $3.7 million and $8.3 million of depreciation and amortization expense including above-market lease amortization associated with lessor activities for the three months ended September 30, 2025 and 2024, respectively, and $17.2 million and $22.1 million for the nine months ended September 30, 2025 and 2024, respectively.

Summarized information by operating segment consists of the following (in millions):

	September 30, 2025	December 31, 2024
Property and equipment, net
North America	$1,234.8	$1,006.7
International	34.8	8.2
Total property and equipment, net	$1,269.6	$1,014.9

Goodwill
North America	$3,425.6	$2,297.2
International	1,489.8	230.4
Total goodwill	$4,915.4	$2,527.6

Assets
North America	$8,011.7	$8,852.0
International	2,808.2	404.8
Total assets	$10,819.9	$9,256.8

Liabilities
North America	$1,771.7	$1,603.0
International	424.3	100.3
Total liabilities	$2,196.0	$1,703.3
14.    STOCKHOLDERS' EQUITY
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
During the nine months ended September 30, 2025, the Company repurchased 1.4 million CoStar Group Shares for an aggregate cost of $115.0 million. As of September 30, 2025, $385.0 million remains available for repurchases under the Stock Repurchase Program. Shares of common stock repurchased under the Stock Repurchase Program become treasury shares and are accounted for when the transaction is settled. Direct costs incurred to acquire the shares are included in the total cost of the shares.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15.    EMPLOYEE BENEFIT PLANS
Stock Incentive Plans
In April 2016, the Board of Directors adopted the CoStar Group 2016 Stock Incentive Plan (as amended, the “2016 Plan”), subject to stockholder approval, which was obtained on June 9, 2016. On April 28, 2025, the Board of Directors approved the CoStar Group, Inc. 2025 Stock Incentive Plan (the “2025 Plan”), subject to stockholder approval, which was obtained on June 26, 2025. All shares of common stock that were authorized for issuance under the 2016 Plan that, as of April 28, 2025, remained available for issuance under the 2016 Plan (excluding shares subject to outstanding awards) were rolled into the 2025 Plan and, following stockholder approval of the 2025 Plan, no further grants will be made under the 2016 Plan.
The 2025 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights to officers, employees, and directors of the Company and its subsidiaries. Stock options granted under the 2025 Plan may be non-qualified or may qualify as incentive stock options. Except in limited circumstances related to a merger or other acquisition, the exercise price for an option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period for each grant of options, restricted stock, restricted stock units, and stock appreciation rights under the 2025 Plan is determined by the Board of Directors or a committee thereof and is generally three to four years, subject to minimum vesting periods for restricted stock and restricted stock units of at least one year. In some cases, vesting of awards under the 2025 Plan may be based on performance conditions. The Company initially reserved approximately 13.2 million shares of common stock for issuance under the 2025 Plan, which included shares of common stock that were authorized and remained available for issuance under the 2016 Plan as of April 28, 2025. Any shares of common stock subject to (a) outstanding awards under the 2016 Plan as of June 26, 2025 or (b) outstanding awards under the 2025 Plan after June 26, 2025, that cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised or settled in vested and nonforfeitable shares) will become authorized and unissued under the 2025 Plan. Unless terminated sooner, the 2025 Plan will terminate in June 2035, but will continue to govern unexercised and unexpired awards issued under the 2025 Plan prior to that date. Approximately 9.7 million shares were available for future grant under the 2025 Plan as of September 30, 2025.
In connection with the Matterport Acquisition, the Company assumed Matterport's 2021 Incentive Award Plan and Matterport's Amended and Restated 2011 Stock Incentive Plan, including outstanding restricted stock units and stock options originally granted by Matterport under the Assumed Matterport Plans to continuing employees. These assumed awards will vest in accordance with their original terms, generally over four years. The Company does not intend to issue further grants under these plans. Shares forfeited due to employee termination or expiration are returned to the share pool. As of September 30, 2025, approximately 1.9 million shares remained available under the Assumed Matterport Plans.
At September 30, 2025, there was approximately $282.4 million of unrecognized compensation cost related to stock incentive plans, net of estimated forfeitures, which the Company expects to recognize over a weighted-average-period of 2.7 years. See Note 2 for further discussion of stock-based compensation expense.
Stock Options
Option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	1,904,590	$51.48	4.80	$43.8
Assumed in Matterport Acquisition	1,799,170	$9.54
Granted	212,700	$78.33
Exercised	(637,509)	$9.65		$45.2
Canceled or expired	(26,000)	$91.98
Outstanding at September 30, 2025	3,252,951	$37.91	4.21	$151.0
Exercisable at September 30, 2025	2,898,515	$32.84	3.64	$149.3

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions in the following table:

	Nine Months Ended September 30,
	2025	2024
Dividend yield	0%	0%
Expected volatility	35%	35%
Risk-free interest rate	4.3%	4.3%
Expected life (in years)	5	5
Weighted-average grant date fair value	$30.05	$31.57
The expected dividend yield is determined based on the Company's past cash dividend history and anticipated future cash dividend payments. The Company has never declared nor paid any dividends on its common stock and does not anticipate paying any dividends on its common stock during the foreseeable future but intends to retain any earnings for future growth of its business. Expected volatility is calculated based on historical volatility of the daily closing price of the Company's common stock over a period consistent with the expected life of the options granted. The risk-free interest rate is based on the U.S. Treasury rate with terms similar to the expected life of the options granted. The expected life for the options is determined based on multiple factors, including historical employee behavior patterns of exercising options and post-employment termination behavior as well as expected future employee option exercise patterns.
Restricted Stock Awards
The Company grants restricted common stock to certain executive officers, directors, and employees of the Company which vest over a specific service period. Executive officers also receive restricted common stock that vests based on the achievement of certain performance conditions, primarily the achievement of a three-year cumulative revenue goal established at the grant date. The CEO of the Company has approved grants of restricted common stock to other executive officers and employees of the Company that vest over a specific service period and to other executive officers that vest based on the achievement of certain performance conditions, primarily the achievement of revenue growth and profit margins established at the grant date. The grant of awards with performance conditions supports the Company’s goal of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
are expected to vest, net of estimated forfeitures. The assumptions used to estimate the fair value of performance-based restricted stock awards with market conditions were as follows:

	Nine Months Ended September 30,
	2025	2024
Dividend yield	0%	0%
Expected volatility	31%	34%
Risk-free interest rate	4.2%	4.5%
Expected life (in years)	3	3
Weighted-average grant date fair value	$85.29	$86.96
The expected dividend yield is determined based on the Company's past cash dividend history and anticipated future cash dividend payments. The Company has never declared nor paid any dividends on its common stock and does not anticipate paying any dividends on its common stock during the foreseeable future but intends to retain any earnings for future growth of its business. Expected volatility is calculated based on historical volatility of the daily closing price of the common stock of the companies within the S&P 500 Index over a period consistent with the expected life of the awards. The risk-free interest rate is based on the U.S. Treasury rate with terms similar to the expected life of the awards. The expected life is consistent with the performance measurement period of the awards.
As of September 30, 2025, the Company determined that it was probable that at least the minimum performance goals associated with performance-based restricted stock awards with market conditions granted during 2023, 2024, and 2025 would be met by their forfeiture dates. As of September 30, 2025, the Company determined that it was probable that at least the minimum performance goals associated with performance-based restricted stock awards without market conditions granted during the first quarter of 2025 would be met by their forfeiture dates.
The following table presents stock-based compensation expense related to performance-based restricted stock awards for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Performance-based restricted stock awards without market conditions	$1.5	$—	$3.5	$—
Performance-based restricted stock awards with market conditions	$3.3	$0.7	$7.1	$6.3
As of September 30, 2025, the Company expects to record an aggregate stock-based compensation expense of approximately $43.1 million for performance-based restricted stock awards over the remainder of 2025 and in 2026, 2027, and 2028.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents unvested restricted stock awards activity for the nine months ended September 30, 2025:

	Restricted Stock Awards — without Market Condition		Restricted Stock Awards — with Market Condition
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock awards at December 31, 2024	2,554,989	$76.19	733,200	$81.49
Granted	2,293,972	$79.14	435,120	$85.29
Vested	(863,118)	$74.35	(124,068)	$71.19
Canceled	(238,382)	$74.90	(48,252)	$71.19
Unvested restricted stock awards at September 30, 2025	3,747,461	$77.69	996,000	$84.93
Restricted Stock Units
The following table presents unvested restricted stock units activity for the nine months ended September 30, 2025:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock units at December 31, 2024	23,532	$73.88
Assumed in Matterport Acquisition	2,256,423	75.63
Granted	65,087	87.36
Vested	(995,930)	75.60
Canceled	(226,322)	75.63
Unvested restricted stock units at September 30, 2025	1,122,790	$76.30
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
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Asia-Pacific, Europe, and Latin America.
Our services are typically distributed to our customers under subscription-based license agreements that generally renew automatically, a majority of which have a term of at least one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage customers to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual platform usage or number of paid clicks. Depending on the type of service, contract rates are generally based on the number of sites, number of users, organization size, the customer’s business focus, the customer's geographic location, the number of properties reported on or analyzed, the number and types of services to which a customer subscribes, the number of digital twins hosted, the number of properties a customer advertises, and the prominence and placement of a customer's advertised properties in the search results. Our subscription customers generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. Our transaction-based services primarily consist of (i) providing premium listings for individual properties on our marketplaces, (ii) providing data capture services to create digital twins, (iii) the sale of Matterport cameras and capture equipment, and (iv) an online auction platform for commercial real estate through Ten-X auction fees from our Ten-X online auction platform for commercial real estate.
Services
Our portfolio of information, analytics, online real estate marketplaces, and 3D digital twin technology is branded and marketed to our customers and marketplace end users under the primary brands of CoStar®, Apartments.com®, LoopNet®, Homes.com®, Domain®, OnTheMarket, Matterport®, Land.com®, and Ten-X®. Our services are accessible via the internet and through our mobile applications. Our services are primarily derived from a database of building-specific information and offer customers specialized tools for accessing, analyzing, and using our information. Over time, we have enhanced and expanded, and we expect to continue to enhance and expand, our existing information, analytics, and online marketplaces. We have developed and we expect to continue to develop additional services leveraging our centralized database and 3D digital twin technology to meet the needs of our existing customers as well as potential new categories of customers.

Our principal services are described in the following paragraphs:
CoStar
CoStar is our subscription-based integrated platform for commercial real estate intelligence, which includes information about commercial real estate properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news and market status and provides benchmarking for the hospitality industry, lease analytical capabilities, and risk management capabilities for lenders. CoStar's revenue growth rate for the nine months ended September 30, 2025 decreased compared to the revenue growth rate for the nine months ended September 30, 2024, due to a lack of benefit from converting legacy STR customers to our new CoStar-based benchmarking product realized in 2024. We expect CoStar's revenue growth rate for the year ending December 31, 2025 to decrease compared to the revenue growth rate for the year ended December 31, 2024, primarily due to a lack of benefit from converting legacy STR customers to our new CoStar-based benchmarking product realized in 2024.
Information Services
We provide real estate and lease management technology solutions, including lease administration, lease accounting, and transaction management through our CoStar Real Estate Manager and Visual Lease service offerings. Information Services' revenue growth rate for the nine months ended September 30, 2025 increased compared to the revenue growth rate for the nine months ended September 30, 2024, primarily as a result of the Visual Lease Acquisition. We expect the Information Services revenue growth rate for the year ending December 31, 2025 to increase compared to the revenue growth rate for the year ended December 31, 2024 as a result of the Visual Lease Acquisition.
Multifamily
Apartments.com is the flagship brand of our apartment marketing network of subscription-based advertising services and provides property management companies and landlords with a comprehensive advertising destination for their available rental units. In addition, it offers renters a platform for searching for available rentals. Multifamily's revenue growth rate for the nine months ended September 30, 2025 moderated compared to the revenue growth rate for the nine months ended September 30, 2024, primarily due to the impact in 2025 of pivoting the Apartments.com sales force to support the Homes.com product launch in 2024. We expect the Multifamily revenue growth rate for the year ending December 31, 2025 to moderate compared to the revenue growth rate for the year ended December 31, 2024 primarily due to the impact in 2025 of pivoting the Apartments.com sales force to support the Homes.com product launch in 2024.
LoopNet
Our LoopNet Network of commercial real estate websites offers subscription-based, online marketplace services that enable commercial property owners, landlords, and real estate agents working on their behalf to advertise properties for sale or for lease. Commercial real estate agents, buyers, and tenants use the LoopNet Network of online marketplace services to search for available property listings that meet their criteria. LoopNet's revenue growth rate for the nine months ended September 30, 2025 increased compared to the revenue growth rate for the nine months ended September 30, 2024. We expect LoopNet's revenue growth rate for the year ending December 31, 2025 to increase compared to the revenue growth rate for the year ended December 31, 2024 due to an increase in the average revenue per listing, as well as an increase in the number of listings on our sites.
Residential
Homes.com offers real estate agents subscription memberships promoting the agent's home listings and profile on our websites. Homebuyers and real estate agents use Homes.com to find their dream homes using our proprietary research and neighborhood content combined with listing information. Domain is an Australian property listings platform that generates revenue by promoting listings of for sale and rental properties on its portals. OnTheMarket is a property portal in the U.K., which primarily hosts agents' listings on a subscription basis. Residential's revenues for the nine months ended September 30, 2025 increased compared to the nine months ended September 30, 2024, primarily due to the Domain Acquisition and an increase in the number of Homes.com memberships, partially offset by the discontinuation of certain products that were inconsistent with our long-term business strategy. We expect Residential's revenues for the year ending December 31, 2025 to increase compared to the year ended December 31, 2024 due to the Domain Acquisition and additional sales of our Homes.com memberships.

Other Revenues
Our other revenues include revenues from the Matterport Acquisition, our Land.com Network, BizBuySell Network, and Ten-X, an online auction platform for commercial real estate. Matterport primarily provides hosting services for its 3D digital twins on a subscription basis. Matterport also provides capture services of spatial data and other add-on services to existing subscription customers and sells 3D capture cameras and third-party capture devices to customers. The Land.com Network provides online marketplaces for rural lands for sale. Our BizBuySell Network provides online marketplaces for businesses and franchises for sale. Other revenues for the nine months ended September 30, 2025 increased compared to the nine months ended September 30, 2024, primarily due to the Matterport Acquisition. We expect other revenues for the year ending December 31, 2025 to increase compared to the year ended December 31, 2024 primarily due to the Matterport Acquisition.
Subscription-based Services
The majority of our revenue is generated from service offerings that are distributed to our customers under subscription-based agreements that typically renew automatically and have a term of at least one year. We recognize subscription revenues on a straight-line basis over the life of the contract.
For the three months ended September 30, 2025 and 2024, our annualized net new bookings of subscription-based services on all contracts were $84 million and $44 million, respectively. Net new bookings is calculated based on the annualized amount of change in our sales bookings resulting from new subscription-based contracts, changes to existing subscription-based contracts, and cancellations of subscription-based contracts for the period reported. Net new bookings is calculated on all subscription-based contracts without regard to contract term. Net new bookings is considered an operating metric that is an indicator of future subscription revenue growth and is also used as a metric of sales force productivity by us and investors. However, information regarding net new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. Revenues from our subscription-based contracts were approximately 92% and 96% of total revenues for the three months ended September 30, 2025 and 2024, respectively. The decrease in our percentage of subscription-based revenues is primarily due to Domain, which sells listings on its platforms on a transactional basis, as well as the transactional products and services sold by Matterport.
For the trailing 12 months ended September 30, 2025 and 2024, our contract renewal rates for existing company-wide CoStar Group subscription-based services for contracts with a term of at least one year were approximately 89% for each year, and, therefore, our cancellation rates for those services during the same periods were approximately 11%. Contract renewal rates are calculated on all subscription-based contracts with a term of at least one year. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, we believe that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing 12-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our customers, reductions in customer spending or decreases in our customer base. Revenues from our subscription-based contracts with a term of at least one year were approximately 75% and 80% of total revenues for three months ended September 30, 2025 and 2024, respectively. The decrease in the percentage of revenues from our subscription-based contracts with a term of at least one year is primarily due to Domain, which sells listings on its platforms on a transactional basis, as well as the transactional products and services sold by Matterport.
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
Our key priorities for the remainder of 2025 currently include:
•Continuing to invest in and develop Homes.com. In 2024, we launched Homes.com memberships giving real estate agents the ability to advertise and promote their listings on our website featuring original, media rich content. We plan to continue developing our dedicated Homes.com sales force; raising unaided brand awareness of the site through targeted marketing campaigns; and focusing on attracting recurring visitors to the site. In addition, we plan to develop and market additional products and improve the site's functionality, including AI-enabled search technology. We plan to continue integrating Domain within CoStar Group in preparation to eventually launch Homes.com in the Australian market.
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
•Continuing to expand our CoStar and LoopNet products internationally. We continue to increase our international research team to collect data in the Australian and European markets. We have launched our LoopNet branded advertising products in Spain and France and continue to expand our footprint of commercial listings in these markets. We plan to continue integrating Domain within CoStar Group and to build the technology necessary to launch CoStar and LoopNet into the Australian market.
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

Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table compares our selected condensed consolidated results of operations for the three months ended September 30, 2025 and 2024 (in millions, except percentages):

	Three Months Ended September 30,
	2025	2024	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$277.0	$256.9	$20.1	8%
Information Services	41.3	33.0	8.3	25
Multifamily	303.0	271.8	31.2	11
LoopNet	79.3	70.9	8.4	12
Residential	54.9	27.7	27.2	98
Other Revenues	78.1	32.3	45.8	142
Total revenues	833.6	692.6	141.0	20
Cost of revenues	172.2	140.6	31.6	22
Gross profit	661.4	552.0	109.4	20
Operating expenses:
Selling and marketing (excluding customer base amortization)	418.3	331.2	87.1	26
Software development	105.4	81.0	24.4	30
General and administrative	157.0	105.8	51.2	48
Customer base amortization	31.8	10.3	21.5	209
Total operating expenses	712.5	528.3	184.2	35
Income (loss) from operations	(51.1)	23.7	(74.8)	NM
Interest income, net	26.0	55.6	(29.6)	(53)
Other expense, net	(20.7)	(1.6)	(19.1)	NM
Income (loss) before income taxes	(45.8)	77.7	(123.5)	NM
Income tax expense (benefit)	(14.9)	24.7	(39.6)	NM
Net income (loss)	$(30.9)	$53.0	$(83.9)	NM
__________________________
NM - Not meaningful
Revenues. Revenues increased $141 million, or 20%, to $834 million. The increase in our revenues included:
•an increase in Other revenues of $46 million, or 142%, primarily due to the Matterport Acquisition,
•an increase in Multifamily revenues of $31 million, or 11%, due to an increase in the number of properties listed on our network,
•an increase in Residential revenues of $27 million, or 98%, due to the Domain Acquisition and an increase in the number of Homes.com memberships,
•an increase in CoStar revenues of $20 million, or 8%, due to increased sales driven by inflation-based price increases on renewals and an increase in subscribers,
•an increase in LoopNet revenues of $8 million, or 12%, due to an increase in the number of listings, as well as an increase in the average price per listing, and
•an increase in Information Services revenues of $8 million, or 25%, primarily attributable to the Visual Lease Acquisition.

Gross Profit and Cost of Revenues. Gross profit increased $109 million, or 20%, to $661 million, and the gross profit margin decreased from 80% to 79%. The increase in gross profit was due to higher revenues, partially offset by an increase in cost of revenues. Cost of revenues increased $32 million, or 22%, to $172 million and, as a percentage of revenues, increased from 20% to 21%. The increase in cost of revenues primarily included:
•an increase of $13 million in amortization expense for the acquired technology and trade names from the Matterport Acquisition and Domain Acquisition,
•an increase in $7 million in costs related to sales of Matterport capture equipment and services,
•an increase in personnel costs of $6 million related to additional headcount from the Matterport Acquisition and Domain Acquisition, and
•an increase in software and equipment costs of $4 million, primarily driven by web hosting costs.
Selling and Marketing Expenses (Excluding Customer Base Amortization). Selling and marketing expenses increased $87 million, or 26%, to $418 million and, as a percentage of revenues, increased from 48% to 50%. The increase primarily included:
•an increase in personnel costs of $45 million primarily related to sales hiring and the sales force from the Matterport Acquisition and Domain Acquisition,
•an increase in commissions expense of $20 million related to increased sales force, and
•an increase in marketing expenses of $17 million for advertising of our brands.
Software Development Expenses. Software development expenses increased $24 million, or 30%, to $105 million and, as a percentage of revenues, increased from 12% to 13%. The increase primarily included:
•an increase in personnel costs of $21 million, primarily due to additional headcount from the Matterport and Domain acquisitions, as well as costs for our existing employees.
General and Administrative Expenses. General and administrative expenses increased $51 million, or 48%, to $157 million and, as a percentage of revenues, increased from 15% to 19%. The increase primarily included:
•an increase in personnel costs of $40 million, primarily due to additional headcount from the Matterport and Domain Acquisitions, as well as an increase in costs for our existing employees,
•an increase in professional services and third-party costs of $9 million primarily related to acquisition activities, and
•an increase in software and equipment costs of $3 million, primarily driven by the Matterport acquisition.
Customer Base Amortization Expense. Customer base amortization expense increased $22 million, or 209%, to $32 million, and, as a percentage of revenues, increased from 1% to 4%. The increase was primarily due to the Matterport Acquisition, Domain Acquisition, and Visual Lease Acquisition.
Interest Income, Net. Interest income, net decreased $30 million, or 53%, to $26 million. The decrease was primarily due to a decrease in our cash and cash equivalents.
Other Expense, Net. Other expense, net increased $19 million to $21 million for the three months ended September 30, 2025. The increase in expense was primarily driven by:
•a realized loss of $23 million on the deal-contingent forward U.S. dollar to Australian dollar contracts entered into in conjunction with the Domain Transaction, partially offset by
•a gain of $3 million relating to the previously held equity interests in Domain, inclusive of dividend income of $6 million.
Income Tax Expense (Benefit). Income tax expense (benefit) changed from $25 million of tax expense for the three months ended September 30, 2024 to a $15 million tax benefit for the three months ended September 30, 2025. The effective tax rate was 33% of loss before income taxes for the three months ended September 30, 2025, compared to 32% of income before income taxes for the three months ended September 30, 2024. The change in income tax expense (benefit) was primarily attributable to lower income before taxes.
Business Segment Results for Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Asia-Pacific, Europe, and Latin America. Management relies on an internal management reporting process that provides revenue and operating segment EBITDA. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management internally to measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, (loss) income from operations or other measures of financial performance prepared in accordance with GAAP. See “Non-GAAP Financial Measures” for further information regarding our segment operating results.
Segment Revenues. North America revenues increased $111 million, or 17%, to $769 million and included:
•an increase in Other revenues of $46 million, primarily due to the Matterport Acquisition,
•an increase in Multifamily revenues of $31 million, primarily due to an increase in the number of properties listed on our network,
•an increase in CoStar revenues of $15 million, primarily due to increased sales driven by inflation-based price increases on renewals and an increase in subscribers,
•an increase in Information Services revenues of $9 million, primarily attributable to the Visual Lease Acquisition,
•an increase in LoopNet revenues of $7 million, due to an increase in the number of listings, as well as an increase in the average price per listing, and
•an increase in Residential revenues of $4 million, primarily due to an increase in the number of Homes.com memberships, partially offset by the discontinuation of certain products that were inconsistent with our long-term business strategy.
The $30 million, or 88%, increase in International revenues was primarily attributable to the Domain Acquisition and an increase in CoStar sales driven by inflation-based price increases on renewals and an increase in subscribers.
Segment EBITDA. North America EBITDA decreased $30 million, or (48)%, to $33 million. The decrease in North America EBITDA was primarily due to increases in personnel costs and general and administrative costs, partially offset by increases in revenue. International EBITDA decreased $8 million to a loss of $21 million. The decrease was primarily due to additional transaction costs associated with the Domain Acquisition.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table provides a comparison of our selected condensed consolidated results of operations for the nine months ended September 30, 2025 and 2024 (in millions):

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenues:
CoStar	$813.0	$760.2	$52.8	7%
Information Services	120.4	99.4	21.0	21
Multifamily	877.8	790.8	87.0	11
LoopNet	227.8	209.8	18.0	9
Residential	110.5	72.5	38.0	52
Other Revenues	197.6	94.1	103.5	110
Total revenues	2,347.1	2,026.8	320.3	16
Cost of revenues	493.3	417.6	75.7	18
Gross profit	1,853.8	1,609.2	244.6	15
Operating expenses:
Selling and marketing (excluding customer base amortization)	1,182.1	1,055.7	126.4	12
Software development	297.0	243.0	54.0	22
General and administrative	420.3	314.3	106.0	34
Customer base amortization	75.5	31.5	44.0	140
Total operating expenses	1,974.9	1,644.5	330.4	20
Income (loss) from operations	(121.1)	(35.3)	(85.8)	243
Interest income, net	97.0	165.3	(68.3)	(41)
Other expense, net	(6.8)	(4.9)	(1.9)	39
Income (loss) before income taxes	(30.9)	125.1	(156.0)	NM
Income tax expense (benefit)	8.6	46.2	(37.6)	(81)
Net income (loss)	$(39.5)	$78.9	$(118.4)	NM
__________________________
NM - Not meaningful
Revenues. Revenues increased $320 million, or 16%, to $2.3 billion. The increase in our revenues included:
•an increase in Other Revenues of $104 million, or 110%, due to the Matterport Acquisition,
•an increase in Multifamily revenues of $87 million, or 11%, due to an increase in the number of properties listed on our network, as well as customers selecting higher-priced ad packages,
•an increase in CoStar revenues of $53 million, or 7%, due to increased sales driven by inflation-based price increases on renewals and an increase in subscribers,
•an increase in Residential revenues of $38 million, or 52%, due to the Domain Acquisition and an increase in the number of Homes.com memberships, partially offset by the discontinuation of certain products that were inconsistent with our long-term business strategy,
•an increase in Information Services revenues of $21 million, or 21%, primarily attributable to the Visual Lease Acquisition, and
•an increase in LoopNet revenues of $18 million, or 9%, due to an increase in the number of listings, as well as an increase in the average price per listing.

Gross Profit and Cost of Revenues. Gross profit increased $245 million, or 15%, to $1,854 million, and the gross profit percentage was consistent at 79%. The increase in gross profit was due to higher revenues, partially offset by an increase in cost of revenues. Cost of revenues increased $76 million, or 18%, to $493 million and, as a percentage of revenues, was consistent at 21%. The increase in cost of revenues included:
•an increase of $25 million in amortization expense for the acquired technology and trade name from the Matterport Acquisition and Domain Acquisition,
•an increase of $19 million in costs related to sales of Matterport capture equipment and services,
•an increase in personnel costs of $18 million related to additional headcount from the Matterport Acquisition and Domain Acquisition,
•an increase in software and equipment costs of $11 million, primarily driven by web hosting costs, and
•an increase in depreciation expense of $7 million driven by the increased headcount from the Matterport Acquisition and Domain Acquisition.
Selling and Marketing Expenses (Excluding Customer Base Amortization). Selling and marketing expenses increased $126 million, or 12%, to $1,182 million and, as a percentage of revenues, decreased from 52% to 50%. The increase included:
•an increase in personnel costs of $93 million, primarily related to sales hiring and the sales force from the Matterport Acquisition and Domain Acquisition,
•an increase in commissions expense of $32 million related to increased sales force,
•an increase of $6 million in depreciation expense driven by increased headcount from the Matterport Acquisition and Domain Acquisition,
•an increase of $4 million in third party photography fees driven by the Matterport Acquisition,
•an increase of $3 million for conferences and development related to our sales force, and
•an increase in occupancy and equipment costs of $7 million related to our sales force, partially offset by
•a decrease in marketing expenses of $20 million.
Software Development Expenses. Software development expenses increased $54 million, or 22% to $297 million and, as a percentage of revenues, increased from 12% to 13%. The increase primarily included:
•an increase in personnel costs of $45 million, primarily due to additional headcount from the Matterport and Domain Acquisition, as well as costs for our existing employees, and
•an increase in depreciation expense of $5 million driven by the additional headcount.
General and Administrative Expenses. General and administrative expenses increased $106 million, or 34%, to $420 million and, as a percentage of revenues, increased from 16% to 18%. The increase primarily included:
•an increase in personnel costs of $74 million, primarily related to additional headcount from Matterport and Domain Acquisition, as well as costs for our existing employees,
•an increase in professional service fees of $35 million, primarily related to acquisition activities and costs to defend our intellectual property, and
•an increase in software and equipment costs of $9 million, primarily driven by the Matterport Acquisition, partially offset by
•a decrease in depreciation expense of $11 million, primarily driven by headcount changes.
Customer Base Amortization Expense. Customer base amortization expense increased $44 million, or 140%, to $76 million and, as a percentage of revenues, increased from 2% to 3%. The increase was primarily due to the Matterport Acquisition, Domain Acquisition, and Visual Lease Acquisition.

Interest Income, Net. Interest income, net decreased $68 million, or 41%, to $97 million. The decrease was primarily due to a decrease in our cash equivalents.
Other Expense, Net. Other expense, net was $7 million for the nine months ended September 30, 2025, a change of $2 million over the nine months ended September 30, 2024. The increase in expense primarily included:
•a realized loss of $10.4 million on the deal-contingent forward U.S. dollar to Australian dollar contracts entered into in conjunction with the Domain Transaction, partially offset by
•a gain of $12 million relating to the previously held equity interests in Domain, inclusive of dividend income of $6 million .
Income Tax Expense (Benefit). Income tax expense decreased $38 million, or 81%, to $9 million and the effective tax rate was (28)% of loss before income taxes for the nine months ended September 30, 2025 compared to 37% of income before income taxes for the nine months ended September 30, 2024. The decrease in income tax expense was primarily attributable to lower income before income taxes.
Business Segment Results for Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
We manage our business geographically in two operating segments, with our primary areas of measurement and decision-making being North America, which includes the U.S. and Canada, and International, which primarily includes Asia-Pacific, Europe, and Latin America. Management relies on an internal management reporting process that provides revenues and operating segment EBITDA. Management believes that operating segment EBITDA is an appropriate measure for evaluating the operational performance of our operating segments. EBITDA is used by management to internally measure our operating and management performance and to evaluate the performance of our business. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.
Segment Revenues. North America revenues increased $285 million, or 15%, to $2.2 billion and included:
•an increase in Other Revenues of $104 million, primarily due to the Matterport Acquisition,
•an increase in Multifamily revenues of $87 million, primarily due to an increase in the number of properties listed on our network, as well as customers selecting higher-priced ad packages,
•an increase in CoStar revenues of $42 million, primarily due to increased sales driven by inflation-based price increases on renewals and an increase in subscribers,
•an increase in Information Services revenues of $25 million, primarily attributable to the Visual Lease Acquisition,
•an increase in LoopNet revenues of $16 million, due to an increase in the number of listings, as well as an increase in the average price per listing, and
•an increase in Residential revenues of $13 million, primarily due to an increase in the number of Homes.com memberships, partially offset by the discontinuation of certain products that were inconsistent with our long-term business strategy.
The $35 million, or 35%, increase in International revenues was primarily attributable to the Domain Acquisition and an increase in CoStar sales driven by inflation-based price increases on renewals and an increase in subscribers.
Segment EBITDA. North America EBITDA decreased $12 million, or 12%, to $86 million. The decrease in North America EBITDA was primarily due to increases in personnel costs and general and administrative costs described above, offset by increases in revenue. International EBITDA increased $2 million to a loss of $45 million. The increase was primarily due to an increase in revenues, partially offset by transaction costs associated with the Domain Acquisition and an increase in personnel costs.
Liquidity and Capital Resources
We believe the balance of cash, cash equivalents, and restricted cash, which was $2.0 billion as of September 30, 2025, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Other than the matters discussed below, our cash requirements have not changed materially from what is described in the 2024 Form 10-K.
Construction Commitments. We are expanding our Richmond, Virginia campus, which is expected to result in a material cash requirement in 2025 and 2026. We broke ground on the expansion in November 2022 and expect construction to be substantially completed in the first half of 2026. We have engaged a project manager, architects, and a general contractor on terms that generally require payments as services are provided or construction is performed. As of September 30, 2025, we were obligated to spend an additional $188 million as further work is performed under these contracts. We expect $73 million of these costs to be paid during the remainder of 2025 and intend to fund these expenditures with cash on hand.
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
Stock Repurchase Program. In February 2025, our Board of Directors approved the Stock Repurchase Program that authorizes the repurchase of up to $500 million of the CoStar Group Shares. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act or through a trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act. Repurchases may be made from time to time at management's discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time at our discretion.
During the nine months ended September 30, 2025, we repurchased 1.4 million CoStar Group Shares for an aggregate cost of $115 million. As of September 30, 2025, $385 million remains available for repurchases under the Stock Repurchase Program. We anticipate repurchasing at least $165 million of CoStar Group Shares in 2025.
Cash on Hand. Cash, cash equivalents, and restricted cash decreased to $2.0 billion as of September 30, 2025, compared to cash and cash equivalents of $4.7 billion as of December 31, 2024. The decrease in cash, cash equivalents, and restricted cash for the nine months ended September 30, 2025 was primarily due to $2.7 billion of net cash used in investing activities and net cash used in financing activities of $162 million partially offset by cash provided by operating activities of $268 million.
Net cash provided by operating activities for the nine months ended September 30, 2025 was $268 million compared to $298 million for the nine months ended September 30, 2024. The $30 million decrease in net cash provided by operating activities was primarily driven by a decrease in working capital of $107 million and a decrease in net income partially offset by an increase in non-cash expenses.
Net cash used in investing activities for the nine months ended September 30, 2025 was $2.7 billion compared to $563 million for the nine months ended September 30, 2024, primarily driven by the Matterport and Domain Acquisitions, including the initial purchase of equity securities in Domain, partially offset by proceeds from the sale of investments and a decrease in purchases of property, equipment, and other assets for new campuses.
Net cash used in financing activities for the nine months ended September 30, 2025 was $162 million compared to $14 million for the nine months ended September 30, 2024. The increase was primarily driven by repurchases of the Company's outstanding common stock under the Stock Repurchase Program and repurchases of restricted stock to satisfy tax withholding obligations.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. While we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We consider the accounting for the following matters to contain critical accounting estimates:

•Intangible assets and goodwill,
•Income taxes, and
•Business combinations.
For an in-depth discussion of each of our significant accounting policies, including the related critical accounting estimates and further information regarding estimates and assumptions involved in their application, see the 2024 Form 10-K and Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report. During the nine months ended September 30, 2025, there were no material changes to our critical accounting estimates from those described in the 2024 Form 10-K.
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
•the risks associated with the ability to integrate Domain and realize the benefits of the Domain Transaction; and
•the risks related to open source software.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We provide information, analytics, and online marketplace services to real estate and related business communities within the regions where we operate, which primarily include, North America, Asia-Pacific, Europe, and Latin America. The functional currency for a majority of our operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound or U.S. Dollar.
Fluctuations in the British Pound, Canadian Dollar, Australian Dollar and Euro may have an impact on our business, results of operations and financial position. For the three and nine months ended September 30, 2025, approximately 9% of our revenues were denominated in foreign currencies. For the three and nine months ended September 30, 2025, our revenues would have decreased by approximately $8 million and $16 million, respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the three and nine months ended September 30, 2025, our revenues would have increased by approximately $8 million and $16 million, respectively if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. As of September 30, 2025, accumulated other comprehensive loss included a gain from foreign currency translation adjustments of approximately $57 million.
We do not believe we have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2025. As of September 30, 2025, we had $2.0 billion of cash, cash equivalents, and restricted cash. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA-rated Government and Treasury Money Market Funds.
We are subject to interest rate market risk in connection with our revolving credit facility. On May 20, 2024, we entered into the 2024 Credit Agreement, which provides for variable rate borrowings of up to $1.1 billion. On July 1, 2020, we issued $1.0 billion aggregate principal amount of Senior Notes. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all of our borrowings except for our credit facility are fixed rate, and no amounts were outstanding under our credit facility as of September 30, 2025. See Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Report for additional information regarding our 2024 Credit Agreement.
We had approximately $6.8 billion of goodwill and intangible assets as of September 30, 2025. As of September 30, 2025, we believe our intangible assets will be recoverable; however, changes in the economy, the industry in which we operate, and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the asset. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 4.Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, and were operating at a reasonable assurance level.
We are in the process of integrating the internal controls over financial reporting of recent acquisitions, and these integrations may require certain processes, systems, and other components of internal controls over financial reporting to be evaluated and modified. Consistent with process change that we implement, the design of the internal controls has been and will continue to be evaluated for effectiveness as part of our overall assessment of the effectiveness of our disclosure controls and procedures.
Other than the integration activities associated with recent acquisitions, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
We may be unable to realize the benefits of the Domain Transaction, which could have an adverse effect on us.

On May 9, 2025, we announced that we entered into the binding Domain SID to acquire 100% of the issued capital of Domain not previously acquired by CoStar Group by way of Scheme of Arrangement. We previously acquired 17% of Domain's ordinary shares in February 2025. On August 27, 2025, we acquired the remaining approximately 83% of Domain's ordinary shares not previously acquired by CoStar Group by way of Scheme of Arrangement at $4.43 AUD per Domain ordinary share, less $0.088 AUD per share paid as a special dividend declared and paid by Domain on August 19, 2025

Following the acquisition, it is possible that there could be a loss of key employees, higher than expected costs, diversion of management attention, or the disruption of our ongoing businesses, which may adversely affect the combined company’s ability to maintain relationships with customers, suppliers, and employees or to achieve the anticipated benefits of the Domain Transaction.

 We have incurred, and we will continue to incur, transaction fees, including legal, regulatory, and other costs associated with formulating and implementing integration plans, including systems consolidation costs and employment-related costs. We may be unable to offset transaction and integration-related costs with the realization of other efficiencies related to the integration of the business.

The success of the Domain Transaction will depend in part on our ability to realize the anticipated business opportunities and growth prospects from combining our business with that of Domain. We may never realize these business opportunities and growth prospects. Integrating operations will require significant efforts and expenditures. If we are unable to successfully or timely integrate Domain’s business with ours, we may be unable to realize the growth, synergies, and other anticipated benefits resulting from the Domain Transaction and our business could be adversely affected.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months ended September 30, 2025:
ISSUER PURCHASES OF EQUITY SECURITIES

2025	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
July 1 through 31	273,326	$86.20	267,000	$413.1
August 1 through 31	258,305	$91.60	252,000	$390.1
September 1 through 30	60,770	$88.65	57,375	$385.0
Total	592,401	$88.81	576,375
__________________________
(1) The number includes CoStar Group shares tendered by employees to the Company to satisfy the employees' minimum tax withholding obligations arising as a result of vesting of restricted stock grants under the Company’s 2025 Stock Incentive Plan, for which shares were purchased by the Company based on their fair market value on the trading day immediately preceding the vesting date.
(2) In February 2025, the Board of Directors approved the Stock Repurchase Program that authorizes the repurchase up to $500 million of outstanding CoStar Group Shares, with no expiration date. During the third quarter of 2025, the Company repurchased 576,375 CoStar Group Shares for an aggregate cost of $51.2 million. See Note 14 for further discussion regarding the Stock Repurchase Program and stock repurchase activity.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

*10.2	Form of CoStar Group, Inc. 2025 Stock Incentive Plan Restricted Stock Grant Agreement between the Registrant and certain of its officers, directors and employees (filed herewith).
*10.3	Form of CoStar Group, Inc. 2025 Stock Incentive Plan Restricted Stock Unit Grant Agreement between the Registrant and certain of its officers, directors and employees (filed herewith).
*10.4	Form of CoStar Group, Inc. 2025 Stock Incentive Plan Restricted Stock Grant Agreement for Service Awards between the Registrant and certain of its officers, directors and employees (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).
* Management Contract or Compensatory Plan or Arrangement.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	October 29, 2025	By:	/s/ Christian M. Lown
Christian M. Lown Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)