Form 10-K
period 2025-12-31
COSTAR GROUP, INC.
filed 2026-02-26
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
As of June 30, 2025, the aggregate market value of the common stock (based upon the closing price of the stock on the Nasdaq Global Select Market) of the registrant held by non-affiliates was approximately $33.9 billion. As of February 20, 2026, 419,793,301 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Report.

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

2024 Credit Agreement	The credit agreement the Company entered into on May 24, 2024 that replaced the 2020 Credit Agreement
A$	Australian dollars
ACC	Akamai Connected Cloud
ACH	Automated Clearing House
ADR	Average daily rate
AI	Artificial intelligence
AI Technologies	AI and machine learning technologies
AOMs
Structured equity vehicles operating under Domain's Agent Ownership Model. The AOMs function as strategic partnership tools that provide residential and commercial real estate agencies an economic stake in Domain-affiliated entities, creating a mechanism to reward long-term engagement and performance through profit-sharing rather than traditional commissions or rebates

Apartments.com Network
Apartments.com, the flagship brand of our network of apartment marketing sites, and its network of rental websites including ApartmentFinder, ForRent.com®, AFTER55.com®, CorporateHousing.comTM, ForRentUniversity.com®, ApartmentHomeLiving.com, Apartamentos.comTM, WestsideRentals.com®, and Off Campus Partners

ASC	Accounting Standards Codification
ASR	Accelerated Share Repurchase
Assumed Matterport Plans	The Matterport 2021 Incentive Award Plan and Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan assumed by CoStar Group in connection with the Matterport Acquisition
ASU	Accounting Standards Update
Audit Committee	The Audit Committee of the Board of Directors
AWS	Amazon Web Services
BEAT	Base erosion and anti-abuse minimum tax
BizBuySell Network	BizBuySell.com and its network of business for-sale websites
Board of Directors	The CoStar Group Board of Directors
BureauxLocaux	The legal entity, Comreal Info, a French société par actions simplifiée, the owner and operator of BureauxLocaux, a commercial real estate digital marketplace, in France
CAN-SPAM Act	Controlling the Assault of Non-Solicited Pornography and Marketing Act
CCPA	California Consumer Privacy Act, as amended by the California Privacy Rights Act
CODM	Chief Operating Decision Maker
Confidential Information
Information about customers, employees, contractors, suppliers, vendors, and others such as landlords and tenants, including personal information such as names, addresses, phone numbers, email addresses, credit card information, biometric data, sensitive or confidential transaction and account information, social security numbers, birthdates and financial information such as trade secrets (for example, to facilitate the apartment rental application and payment process between a renter and property manager), as well as a broad range of proprietary and confidential business information, collectively

COSO	The Committee of Sponsoring Organizations of the Treadway Commission

Abbreviation or Acronym	Definition
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

CRI	The legal entity CoStar Realty Information, Inc., a Delaware corporation and wholly-owned subsidiary (and primary operating entity in the United States) of CoStar Group, Inc.
Domain	Domain Holdings Australia Pty Limited
Domain Acquisition	CoStar's acquisition of Domain completed on August 27, 2025, pursuant to the Scheme Implementation Deed
Domain Proposal	The Company’s non-binding indicative proposal to acquire 100% of the issued capital of Domain by way of scheme of arrangement for a cash consideration of A$4.43 per ordinary share of Domain
Domain SID	The Company's binding Scheme Implementation Deed to acquire 100% of the issued capital of Domain for a cash consideration of A$4.43 per ordinary share of Domain
Domain Transaction	The transactions entered into by the Company to acquire Domain pursuant to the Domain SID
DSA	Digital Services Act
DSUs	Deferred Stock Units
EBITDA	Net income (loss) before interest income or expense, net; other income or expense, net; loss on debt extinguishment; income taxes; depreciation; and amortization
EPS	Earnings Per Share
ESPP	Employee Stock Purchase Plan
EU	European Union
EU AI Act	European Union Artificial Intelligence Act
EURIBOR	Euro Interbank Offered Rate
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act
FDII	Foreign Derived Intangible Income
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles in the U.S.
GDPR	General Data Protection Regulation
GILTI	Global Intangible Low Taxed Income Inclusion
GPP Plan	A U.K. Group Personal Pension Plan
Homes.com
One of the flagship brands of our residential products and a homes for-sale listings site, which manages workflow and marketing for residential real estate agents and brokers and allows homebuyers to view residential property listings, research communities, and connect with real estate agents and brokers

H.R.1	A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14, commonly referred to as the One Big Beautiful Bill Act, signed into law on July 4, 2025
IT Systems
Information technology networks, systems, and infrastructure to process, transmit, and store electronic information and to communicate among our locations around the world and with our clients and vendors, collectively

Land.com Network	Our network of sites featuring rural lands for sale including Land.com, LandsofAmerica, LandAndFarm, and LandWatch

Abbreviation or Acronym	Definition
Landmark	Landmark Media Enterprises, LLC
LIBOR	London Interbank Offered Rate
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

MLSs	Multiple Listing Services
MSPP	Management Stock Purchase Plan
NCI	Noncontrolling Interest
Neptune Merger Sub	Neptune V Merger Sub LLC, as Delaware limited liability company and a wholly-owned subsidiary of CRI
NIS 2	Network and Information Security 2 Directive
OSA	Online Safety Act 2023
OnTheMarket	The legal entity OnTheMarket Limited, the operator of onthemarket.com, a U.K. residential property portal
OnTheMarket Acquisition
CoStar UK's acquisition of all the outstanding equity interest of OnTheMarket completed in December 2023, pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers. The acquisition was implemented by means of a court-sanctioned scheme of arrangement under the U.K. Companies Act 2006

RentPath	RentPath Holdings, Inc.
RevPAR	Revenue Per Available Room
ROU	Right-of-use
Prior Stock Repurchase Program	The stock repurchase program the Board of Directors approved in February 2025 that authorizes the repurchase of up to $500 million CoStar Group Shares
SaaS	Software As a Service
SEC	The U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
SEM	Search Engine Marketing
Senior Notes	2.800% notes issued by CoStar Group, Inc. due July 15, 2030
SEO	Search Engine Optimization
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
Stock Repurchase Program	The stock repurchase program the Board of Directors approved in December 2025 that authorizes the repurchase of up to $1.5 billion CoStar Group Shares

Abbreviation or Acronym	Definition
STR	The Company's brand for benchmarking hotel performance and providing market insights to the industry
TCPA	Telephone Consumer Protection Act (as implemented by the Telemarketing Sales Rule)
Term SOFR	The forward-looking SOFR term rates administered by CME Group Benchmark Administration Limited
TSR	Total Shareholder Return
U.K.	The United Kingdom of Great Britain and Northern Ireland
U.S.	The United States of America
VIE	Variable Interest Entity
Visual Lease	The legal entity Visual Lease, LLC, a Delaware limited liability company and operator of Visual Lease, a SaaS platform for integrated lease management and lease accounting
Visual Lease Acquisition	CoStar's acquisition of all of the outstanding equity interest in Visual Lease completed on November 1, 2024, pursuant to the Visual Lease Merger Agreement
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
•the risks related to AI Technologies, such as Homes AI;
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
•our inability to realize the benefits of the Matterport Acquisition or the Domain Acquisition;
•the inability of third-party suppliers upon which Matterport relies to fulfill its needs;
•the effects of cyberattacks and security vulnerabilities, and technical problems or disruptions;
•the significant costs associated with undertaking a large infrastructure project;
•our inability to generate increased revenue from our current or future geographic expansion plans;
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
•the risks related to open source software;
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
•the effects of third-party claims, litigation, regulatory proceedings, or government investigations; and
•the risks related to return on investment; and
•the risks related to the specific timing, price, and size of repurchases under the Stock Repurchase Program, including that the Stock Repurchase Program may be suspended or discontinued at any time at the Company’s discretion.

Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of, and are based on information available to us on, the date of this Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to update any such statements or release publicly any revisions to these forward-looking statements to reflect new information or events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as required by applicable law. Additionally, certain information disclosed herein or elsewhere (such as our website) is informed by various stakeholder expectations and third-party frameworks. Such information is not necessarily material for purposes of our SEC reporting, even if we use “material” or similar language. Particularly, with respect to climate-related risks and opportunities materiality is subject to various definitions that differ from, and are often more expansive than, the definition under U.S. federal securities laws.
PART I
Item 1.    Business
In this Report, the words “we,” “our,” “us,” “CoStar Group,” or the “Company” refer to CoStar Group, Inc. and its direct and indirect wholly-owned subsidiaries. This Report also refers to our websites, but information contained on those sites is not part of this Report.
Overview
CoStar Group is a leading provider of online real estate marketplaces, information, analytics, and 3D digital twin technology in the property markets. Our mission is to digitize the world's real estate, empowering all people to discover properties, insights, and connections that improve their businesses and lives.
We own and operate leading online marketplaces for real estate in the U.S., Australia, Europe, Canada, and Asia-Pacific based on the numbers of unique visitors and site visits per month. We provide more information, analytics, and marketing services than many of our competitors; offer the most comprehensive commercial real estate database available; and have the largest commercial real estate research department in the industry. We have created and compiled a standardized platform of online marketplace services, information, and analytics where industry professionals, consumers of real estate, and the related business communities can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information.
Strategy
Our strategy is to provide real estate industry professionals and consumers with critical knowledge to explore and complete transactions by offering the most comprehensive, timely, and standardized information on real estate, and the right tools to be able to effectively utilize that information. Over time, we have expanded and continue to expand our services for real estate online marketplaces, information, analytics, and 3D digital twin technology to address the evolving needs of the industry as it grows and evolves.
Our standardized platform includes the most comprehensive proprietary database of commercial real estate information in the industry; the largest research department in the commercial real estate industry; proprietary data collection, information management, and quality control systems; a large in-house product development team; a broad suite of web-based information, analytics, and online marketplace services; a large team of analysts and economists; risk management tools; 3D digital twin technology in the property markets; and a large, diverse base of clients.
We have spent more than 35 years building and acquiring databases of real estate information, which includes information on homes, schools, communities, commercial properties, leasing, sales, comparable sales, tenants, and demand statistics, as well as digital images, drone videos, and 3D tours, plot maps, and floor plans. This highly complex database is comprised of hundreds of data fields, tracking such categories as location, site and zoning information, building characteristics, space and unit characteristics and availability, tax assessments, true ownership, sales and lease comparables, residential rents, vacancies and concessions, space requirements, retail locations, mortgage and deed information, for-sale and for-lease listings, fund data, income and expense histories, tenant names, tenant credit scores, view of company locations, lease expirations, contact information, historical trends, forecasts, and demographic information. In addition to our internal efforts to grow the database, we have obtained and assimilated a number of proprietary databases. Our comprehensive commercial real estate database powers our information services, sources data used in our analytic services, and provides content for most of our online marketplace services and our auction platform. Our ability to utilize the same commercial real estate information across our standardized platform creates efficiencies in operations and improves data quality for our customers.
We deliver our comprehensive commercial real estate information content to our customers primarily via an integrated solution of online service offerings that includes information about space available for-lease, comparable sales information, information about properties for-sale, tenant information, internet marketing services, risk management tools, analytical capabilities, information for clients’ websites, information about industry professionals and their business relationships, data integration, and industry news. We also operate complementary online marketplaces for commercial and residential real estate listings, apartment rentals, land for sale, and business for sale, as well as a commercial real estate auction platform. We have developed and we expect to continue to develop additional services leveraging our centralized database and 3D digital twin technology to meet the needs of our existing customers as well as potential new categories of customers. We also continue to leverage AI by deeply integrating it into our products and internal processes. AI is driving research efficiencies, improving data quality and increasing the pace of product development. We strive to cross-sell our services to our customers to best suit their needs.
CoStar Research
Research Department. Our research professionals undergo an extensive training program so that we can maintain consistent research methods and processes throughout our research department. Our researchers collect and analyze commercial real estate information through phone calls, e-mails, and additional research methods including field inspections, public records review, news monitoring, third-party data feeds, and user entered content. We also use advanced technology, including AI, to improve how we collect and validate data and enhance the capabilities and insights we deliver to clients. We have also set up direct feeds from larger apartment sites, owners, brokers, and home builders.
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
Our field research efforts include physical inspections of properties to research new availabilities, find additional property inventory, identify new construction, collect tenant information, verify existing information, photograph properties, and create high quality videos of interior spaces (including walk-through videos and Matterport 3D virtual tours), amenities, and exterior features of properties. A typical site inspection of a commercial property consists of photographing the building, capturing interior images, videos, and Matterport 3D tours, measuring the building, geo-coding the building, capturing “for-sale” or “for-lease” sign information, counting parking spaces, assessing property condition and construction, and gathering tenant information. Field researchers also canvass properties, collecting tenant data suite-by-suite.
We are leveraging our capabilities developed from our extensive commercial real estate research efforts to produce original, media rich content of neighborhoods, schools, parks, new home communities, condominium buildings' amenities, and common areas for our residential products. Our proprietary content is delivered at scale through a single integrated platform. Proprietary data, an integrated delivery platform and bespoke research processes underpin our product solutions. We use advanced technology, including AI, to improve data collection, data generation and data quality.
Data and Image Providers. We license a small portion of our data and images from public record providers and third-party data sources. Licensing agreements with these entities allow us to use a variety of commercial real estate information, including property ownership, tenant information, demographic information, maps, and aerial photographs, all of which enhance our services. These license agreements generally grant us a non-exclusive license to use the data and images in the creation and supplementation of our online marketplaces, information, and analytics.

Services
We operate, develop products, and deliver our services in two reportable segments, Commercial Real Estate and Residential Real Estate.
Commercial Real Estate
Our Commercial Real Estate segment offers commercial real estate information and analytics, online marketplaces, and 3D digital twin technology and its principal brands are:
CoStar
CoStar offers subscription-based access to our platform of commercial real estate intelligence with several key features:
•Properties - Provides a comprehensive inventory of various property types, including office, industrial, retail, multifamily, hospitality, student housing, and land. It includes for-lease and for-sale listings, historical data, property analytics, building photographs, demographics, maps, and floor plans. Users can identify available space, evaluate opportunities, value assets, and analyze market conditions.
•Leasing - Offers data on lease transactions and tools to manage user-entered lease data. Subscribers can analyze lease datasets and perform cash flow analysis from both landlord and tenant perspectives.
•Sales - A database of commercial real estate sales transactions, useful for researching property comparables, identifying market trends, expediting appraisals, and supporting property valuations.
•Tenants - Provides detailed tenant information, including lease expirations, occupancy levels, and growth rates, allowing users to target prospective clients.
•Owners - Provides detailed portfolio information, including lease expirations, occupancy levels, and growth rates, allowing users to target prospective clients.
•Markets - Enables viewing and reporting on market and submarket trends, including leasing, vacancy, rental rates, construction, investment sales, and economic conditions. It covers all major real estate sectors and provides forecasts.
•STR Benchmarking - Provides hospitality benchmarking, allowing hotels to measure performance against competitors based on occupancy, ADR, and RevPAR.
•Debt Solutions - Provides tools for lenders to manage loan portfolios and risk, including portfolio surveillance, concentration risk monitoring, stress testing, and expected credit loss modeling.
We also offer SaaS platforms and related professional services under the CoStar Real Estate Manager and Visual Lease brands which provide real estate and lease management technology solutions for lease administration, lease accounting, and transaction management.
LoopNet
LoopNet, the flagship brand of our network of commercial property marketing sites, is a top commercial real estate marketing site where property owners, landlords, and brokers can advertise properties for sale or lease on a site that supplements their listing with CoStar Group's database of property information and content. LoopNet offers a variety of subscription-based ad packages and enhancements. LoopNet Silver is designed for real estate professionals seeking maximum exposure and advanced marketing tools and markets listings to all LoopNet.com visitors. LoopNet Gold, Platinum, and Diamond Ads provide additional exposure on the LoopNet Network and retargeting across the web. With the Domain Acquisition, we also offer commercial real estate listings in Australia.
Other Commercial Real Estate Offerings
Our other Commercial Real Estate Offerings include:
•Matterport's 3D digital twins allow users to capture and share spaces in immersive 3D and access AI powered property insights. These services are sold on a subscription basis. Matterport also provides capture services of spatial data and other add-on services to existing subscription customers and sells 3D capture cameras and third-party capture devices to customers.

•BizBuySell is a marketplace for operating businesses and franchises for sale. Sellers pay to list their businesses, and buyers can search listings for free.
•Ten-X is a commercial real estate auction platform providing brokers, sellers, and buyers access to data-driven technology and marketing tools to expand market visibility and decrease time to close.
Residential Real Estate
Our residential marketplaces aggregate consumer demand for homes that they can rent or buy and we sell marketing and leads to the agents, owners, landlords, and property management companies that need to reach those consumers with their offerings. Our flagship brands in the U.S. are Apartments.com, Homes.com, and Land.com.
Apartments.com is the flagship brand of our network of apartment marketing sites which allow property owners and managers to showcase their apartment community through increased exposure and media rich interactions that allow renters to view, engage, and connect with the community.
Homes.com allows property owners and real estate agents to reach renters and buyers on a your-listing your lead basis. Powered by Homes AI, consumers can find their dream home by engaging in natural, real-time, two-way conversations - by voice or text - to search, refine, and explore homes in an interactive experience that feels less like navigating a website and more like being guided by a deeply knowledgeable, trusted real estate advisor. Homes AI draws from our unmatched depth of property data, Matterport 3D digital twin technology, images, proprietary school data, neighborhood insights, and market intelligence to deliver bespoke guidance that empowers shoppers with the resources and confidence they need to find the perfect home.
Land.com is a premier marketplace to discover, buy, and sell rural real estate. Properties listed include farms, ranches, timberland, hunting land, mountain property, lake houses, river homes, beachfront homes and country homes on acreage.
Domain and OnTheMarket are our leading marketplaces in Australia and the U.K., respectively allowing real estate agents to advertise their listings.
Our services are typically distributed to our clients under subscription-based license agreements that typically renew automatically, a majority of which have a term of at least one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage regular use of our services, we generally charge a fixed monthly subscription fee rather than fees based on actual platform usage or number of paid clicks. Depending on the type of service, contract rates are generally based on the number of sites, number of users, organization size, the client's business focus, the client's geographic location, the number of properties reported on or analyzed, the number and types of services to which a client subscribes, the number of digital twins hosted, the number of properties a customer advertises, and the prominence and placement of a customer's advertised properties in the search results. Our subscription customers generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. Our transaction-based services primarily consist of (1) providing premium listings for individual properties on our marketplaces, (ii) providing data capture services to create digital twins, (iii) the sale of Matterport cameras and capture equipment, and (iv) auction fees from our Ten-X online auction platform for commercial real estate, which are generally calculated as a percentage of the final sales price for the commercial real estate property sold and recognized as revenue upon the successful closing of the sale of the auctioned property.

Customers
A large number of parties involved in commercial and residential real estate industries and the related business community use the services to obtain information needed to conduct their businesses, including:

•	Property owners	•	Government agencies
•	Real estate agents	•	Mortgage-backed security issuers
•	Real estate developers	•	Appraisers
•	Sales and leasing brokers	•	Pension fund managers
•	Property managers	•	Reporters
•	Hospitality owners	•	Tenant vendors
•	Design and construction professionals	•	Building services vendors
•	Real estate investment trust managers	•	Communications providers
•	Investment and commercial bankers	•	Insurance companies’ managers
•	Mortgage bankers	•	Institutional advisors
•	Mortgage brokers	•	Investors and asset managers
•	Retailers
Our revenue streams are highly diversified. We are not presently dependent upon, and we do not anticipate becoming dependent upon, any one customer or a small number of customers.
Sales and Marketing
Our sales strategy focuses on optimal service for existing customers, attracting new clients, and cross-selling our solutions. Our sales teams, primarily located in field offices across the U.S., Canada, the U.K., Spain, France, Germany, and Australia, sell multiple products. Our inside sales teams, primarily based in Richmond, VA, work lead lists, prospect for new customers, and perform product demonstrations.
Local offices support field sales and research, providing clients with a local presence. Field sales teams handle customer service, client satisfaction, and relationship building. Local offices also serve as hubs for training, market insights, product feedback, and industry connections. We manage client accounts through frequent meetings, product training, and updates on new enhancements.
In 2025, we implemented targeted sales and marketing campaigns aimed at agents, brokers, property owners, investors, corporate and retail tenants and occupiers, as well as financial institutions and lenders in the United States, and will continue these efforts into 2026. Our marketing activities include in-person and virtual product demonstrations, targeted digital and social media campaigns, direct marketing, corporate and campaign-specific websites, press releases, earned media, participation in trade shows and industry events, company-hosted events, client referrals, and content marketing.
Digital and direct marketing, including SEM, SEO, paid advertising, social media, and display advertising, help us find prospective clients. Service demonstrations are our most effective sales method. We sponsor and attend industry events to reinforce relationships with core user groups.
For Apartments.com and Homes.com, we use multi-channel marketing campaigns, including TV, radio, online ads, social media, email, public relations, SEM, and SEO. We plan to continue these methods and apply similar strategies for LoopNet, optimizing marketing investments.
Expansion and Growth
We have expanded, and continue to expand, the coverage and depth of our online marketplace services, information, and analytics. We plan to continue to invest in our business and services, evaluate strategic growth opportunities, and pursue our key priorities as described below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In addition to organic growth, we have grown our business through strategic acquisitions. We acquired Visual Lease, Matterport, and Domain in November 2024, February 2025, and August 2025, respectively. We continue to integrate our recent acquisitions and the services they offer into our CoStar network.

See Notes 4 and 8 of the Notes to the Consolidated Financial Statements included in Part IV of this Report, for further discussion of these acquisitions.
Proprietary Technology
Our IT professionals develop and enhance services for customers, maintain existing services, integrate current offerings, secure our real estate data, and provide research automation tools to improve data quality and research efficiency. They are responsible for our online marketplace services, analytics, and infrastructure, and for implementing technologies designed to increase research capacity and support data quality. Unique AI-enabled data collection and quality control mechanisms have been developed, and our enterprise information management system integrates sales, research, customer support, and accounting information. This system supports commercial real estate research, contact management, workflow automation, and daily quality checks. Additionally, fraud-detection and adaptive authentication technologies have been implemented to prevent unauthorized access. Our IT team also maintains servers and network components, ensuring uninterrupted service from multiple data centers and cloud platforms, with continuous monitoring for fast, reliable access and security.
Segment Reporting
During the fourth quarter of 2025, we changed the composition of our segments from geography-based to product portfolio-based discussed under our Services above. This change aligns with the internal reporting used by the CODM to allocate resources and assess the performance of the business. See Notes 2, 3 and 13 of the Notes to the Consolidated Financial Statements included in Part IV of this Report for additional information on the segments change and revenue, significant expenses, EBITDA, and Adjusted EBITDA for each of our segments.
Competition
Our business depends on our ability to successfully provide real estate industry professionals and consumers with comprehensive, timely, and standardized information and arm them with the right tools to use, analyze, and transact in the information.
The market for real estate-focused online marketplaces, information, and analytics generally is competitive, dynamic, and is constantly evolving as a result of technological advancements, customer preferences, and new products and offerings. As a result of our unique combination of products and services, we find that we compete with a variety of companies that provide online real estate-focused marketplace and internet listing services, publish and distribute information, benchmarks, and analytics, and provide marketing, real estate portfolio and lease management, and administrative software solutions.
Competitive factors may vary across each of our Commercial Real Estate and Residential Real Estate segments and marketplaces; however, we believe we primarily compete on the basis of:
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
•Adaptive and advanced technology;
•Capital resources;
•Quality and size of real, authenticated and intent-driven unique platform visitors; and
•Use of AI both in our products and in our internal operations.
Many of our competitors, especially with respect to those that compete with our businesses in our Residential Real Estate segment, are incumbent players that may have greater name recognition, resources, and increased adoption of AI services. Generally, as markets for real estate-focused online marketplaces, information, and analytics develop, additional competitors

(including companies that could have greater access to data, financial, product development, technical, analytic, or marketing resources than we do) may enter a market, and competition may intensify.
Proprietary Rights
To protect our proprietary rights in our methodologies, database, software, trademarks, and other intellectual property, we depend upon a combination of laws related to:
•Trade secret, misappropriation, unfair competition, copyright, trademark, computer fraud, database protection, and other laws;
•Registration of copyrights and trademarks;
•Nondisclosure, and other contractual provisions with employees and consultants;
•License agreements with customers;
•Patent protection; and
•Technical measures.
We seek to protect our software’s source code, our database, and our photography as trade secrets and under copyright law. Although copyright registration is not a prerequisite for copyright protection, we have filed for copyright registration for many of our databases, photographs, software, and other materials. Under current U.S. copyright law, the arrangement and selection of data may be protected, but the actual data itself may not be. Certain U.K. database protection laws provide additional protections for our U.K. databases. We generally license our services under license agreements that grant our clients non-exclusive, non-transferable rights. These agreements restrict the disclosure and use of our information and prohibit the unauthorized reproduction or transfer of any of our proprietary information, methodologies, or analytics.
We also attempt to protect our proprietary databases, trade secrets, and proprietary information through confidentiality and agreements with our employees and consultants. Our services also include technical measures designed to detect, discourage, and prevent unauthorized access to and/or copying of our intellectual property. We have established an internal antipiracy team that uses fraud-detection technology to continually monitor use of our services to detect and prevent unauthorized access, and we actively prosecute individuals and firms that engage in this unlawful activity.
We maintain U.S. and international trademark registrations for CoStar Group’s core service names and proactively file U.S. and international trademark applications covering our new and planned service names. We own U.S. federally registered trademarks for our brands and services including Apartments.com®, CoStar®, Domain®, Homes.com®, Land.com®, LoopNet®, Matterport®, and Visual Lease®, among many others. In the U.S., trademarks are generally valid so long as they are in use and are capable of indicating CoStar Group as the source of services. We consider our trademarks in the aggregate to constitute a valuable asset.
In addition, we maintain a patent portfolio that protects certain of our systems and methodologies. We currently have over 100 issued patents, with 96 of those issued in the United States. Our patent portfolio covers, among other things, our interface features, as well as the technology at the core of Matterport. We regard the rights protected by our patents as valuable to our business, but do not believe that our business is materially dependent on any single patent or portfolio of patents as a whole.
Governmental Regulation
As a public company with global operations, we are subject to various federal, state, local, and foreign laws and regulations. These laws and regulations, which may differ among jurisdictions, include, those related to financial and other disclosures, accounting standards, privacy and data protection, intellectual property, corporate governance, taxation, government contracting, trade, antitrust, employment, immigration and travel, and anti-corruption. The costs to comply with these governmental regulations are not material to the understanding of our business. For a further discussion of the risks associated with government regulations that may materially impact us, see “Risk Factors” included in Part I, Item 1A of this report.
Human Capital Resources
Our people at CoStar Group are our greatest asset. With over 8,000 employees in 20 countries, our business is built on delivering excellence and innovation to our clients and supporting a workplace where our people can thrive.
CoStar Group’s core values define our culture and guide the behaviors that enable our teams to work collaboratively toward our shared mission of digitizing the world’s real estate. We have designed our human capital resources to strengthen our teams’ skills, drive business growth, support community and belonging, and reward successful outcomes with best-in-class compensation and benefits programs.
In 2025, we expanded our in-person and online corporate training and development programs to the United Kingdom (and plan to expand them to colleagues in Australia). Our extensive sales training programs include in-depth new hire onboarding designed to accelerate growth, strengthen performance, and elevate the experience of every seller. We also launched several new continuous learning and coaching initiatives, including Leadership Labs, a knowledge-sharing forum for experienced leaders, Coach the Coach, which helps sales leaders refine their coaching skills and drive sustained team performance, and the Leaderboard to Leadership program, which develops high-performing individual contributors into future sales leaders.
To assess employee engagement, we partner with a third-party vendor to conduct annual employee surveys. Insights and results gathered from the survey are shared with our leadership, managers, and employees, and inform our learning and development, communication, leadership, and employee experience strategies each year.
The diversity of thought that comes from different perspectives and backgrounds enables us to design cutting-edge research, marketplace, and technology solutions that best serve our customers. Our Culture team, in collaboration with our employee resource groups, offers various culture and community engagement programs and educational opportunities to promote a sense of belonging and foster an inclusive environment for all individuals, regardless of their background.
CoStar Group’s total rewards approach provides competitive pay and benefits to attract and retain top talent. In addition to base salaries, compensation may include annual bonuses, commissions, and equity awards. Our comprehensive set of health and wellness benefits is both affordable and high quality, offering valuable support to employees and their families. While benefits and wellness offerings vary by location, they can include health care coverage, retirement benefits with company contributions, life and disability insurance, access to counseling and resources related to mental health, time away policies, tuition assistance, service awards of CoStar Group Shares, college savings benefits, company subsidized commuter benefits, legal services, employee stock purchase plan, and pet insurance.
As of January 31, 2026, we employed:
•6,602 U.S.-based employees, representing approximately 78% of the overall employee population
•1,155 employees in Asia and Oceania
•608 employees in Europe
•72 employees in Canada
•4 employees in Latin America
No CoStar Group employees are represented by a labor union, and we have not experienced any work stoppages to date.
As is common with many German companies, employees in our German subsidiary, Thomas Daily GmbH, have elected four fellow employees to form a Works Council (Betriebsrat), which represents their interests at the location. The Works Council has certain co-determination rights and rights to receive information from us and engage us in discussions under applicable law. In France, both Business Immo Holdings and ComReal have Works Councils (known as comité social et économique, or CSE) which are employee representative bodies.
Available Information
Our investor relations internet website is http://www.costargroup.com/investors. The reports we file with or furnish to the SEC, including our annual report, quarterly reports, and current reports, as well as amendments to those reports, are available free of charge on our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy statements, information statements, and other information regarding issuers that file electronically with the SEC at https://www.sec.gov.

Item 1A.    Risk Factors
Summary of Risk Factors

Risks related to our business
•
If we are unable to attract and retain new clients, particularly subscribers to our information, analytics, and online marketplace services, our revenue and financial position will be adversely affected.

•
Failure to develop and introduce new or upgraded information, analytics, and online marketplace services or to shift focus from current services with less demand could decrease our revenue and our profitability.

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

•	If we are unable to hire qualified people for, or retain and continue to develop our sales force, or if our sales force is unproductive, our revenue could be adversely affected.
•	Our business depends on retaining and attracting highly capable management and operating personnel.
•	Our internal and external investments may place downward pressure on our operating margins.
•	We may not be able to maintain or grow our current revenue and profit levels.
•	We may be unable to increase awareness of our brands, which could adversely affect our business.
•
If our websites are not prominently featured in internet search engine results, if internet search engines integrate technologies or adopt ranking methodologies that decrease traffic to our websites, or if we are unable to maintain or increase traffic to our marketplaces, our business and operating results could be adversely affected.

•	If real estate professionals or other advertisers reduce or cancel their advertising spending with us and we are unable to attract new advertisers, our operating results would be harmed.
•	If we are unable to successfully identify, finance, integrate, and/or manage costs related to acquisitions, our business operations and financial position could be adversely affected.
•	Our strategic transactions may be subject to regulatory approvals and may not be completed as contemplated.
•	We may be unable to realize the benefits of the Matterport Acquisition or the Domain Acquisition.
•	If third-party suppliers upon which Matterport relies are not able to fulfill its needs, Matterport's ability to timely and cost effectively bring its hardware products to market could be affected.
•	Cyberattacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition.
•	Technical problems or disruptions could damage our reputation and lead to reduced demand for our information, analytics, and online marketplace services, lower revenue and increased costs.
•	The significant costs associated with building our campus in Richmond, Virginia, have impacted and will continue to impact our financial condition and results of operations.
•	We may not be able to successfully expand geographically, which may negatively impact our business.
•	We are subject to a number of risks related to acceptance of credit cards and debit cards and facilitation of other customer payments.
•	Climate related events and other events beyond our control could harm our business.
•	Attention to corporate responsibility matters may require us to incur additional costs or otherwise adversely impact our business.
Risks related to our data, intellectual property and listings
•	If we are not able to obtain and maintain accurate, comprehensive, or reliable data, we could experience reduced demand for our services.
•	If we are unable to enforce or defend our ownership and use of intellectual property, our business, brands, competitive position, and operating results could be harmed.
•	Use of new and evolving technologies, including AI, could impact our ability to protect our data and intellectual property from misappropriation by third parties.
•	We may be subject to legal liability for collecting, displaying, or distributing information.

•	Our services could be less attractive and our revenue may decrease if we fail to obtain or retain listings from third parties.
•	We may not be able to maintain or establish relationships with third-party listing providers, maintain stable data feeds, or to comply with the rules and compliance requirements of MLSs.
•	Failure to comply with the terms of the underlying open source software licenses could restrict our ability to deliver our products or services or subject us to litigation or other actions.
Risks related to our international operations
•	We are expanding our operations outside of the United States, which may subject us to increased business, regulatory, and economic risks that could harm our business.
•	We are exposed to additional business risks from our international operations, including volatility in foreign currency exchange rates.
Risks related to our indebtedness
•	Our significant indebtedness could decrease our flexibility and adversely affect our business, financial condition, and results of operations.
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
We may not be able to attract and retain new clients, which could adversely affect our revenue and financial position. Our success and revenue depend on attracting and retaining subscribers to our information, analytics, and online marketplace services, which generate the largest portion of our revenue. Our renewal rate, net new booking and revenue may not grow, or could decrease, if we cannot attract new customers, continue to keep our cancellation rate low, and continue to sell new services to our existing customers, which may occur as a result of several factors, including, continuing global economic and geopolitical volatility, economic pressures, and the impact of inflation on our costs and on customer spending; the business failure of current clients; customer decisions that they do not need our services or to use alternative services; customers’ and potential customers’ budgetary constraints; consolidation in the real estate and/or financial services industries; data quality; technical problems; competitive pressures; or devaluation of the local currencies of international customers relative to the U.S. dollar which impairs the purchasing power of such customers.
We may not be able to successfully develop and introduce new or upgraded online marketplace services, information, and analytics that are attractive to our users and advertisers or successfully combine or shift focus from current services with less demand, which could decrease our revenue and our profitability. Our future business and financial success will depend on our ability to continue to anticipate the needs of customers and potential customers and to successfully introduce new and upgraded services, including services that make our marketplaces useful for users and attractive to advertisers. To be successful, we must be able to quickly adapt to changes in the industry, as well as rapid technological changes, including AI Technologies, by continually enhancing our information, analytics, and online marketplace services. If we fail to introduce new and upgraded services in response to these changes in a timely and cost-efficient manner, or to adequately address the changing needs of our clients, our services could become less competitive or obsolete, which could adversely affect our business, results of operations, or financial condition. As a result, we must continually invest resources in research and development, both through internal investments and the acquisition of intellectual property from companies that we have acquired, to improve the appeal and comprehensiveness of our services, and effectively incorporate new technologies, which could have an adverse effect on our financial results.

Developing new services and upgrades to services, as well as integrating and coordinating current services, imposes heavy burdens on our systems department, product development team, management, and researchers. The processes are costly, and our efforts to develop, integrate, and enhance our services may not be successful. In addition, launching and selling a new or upgraded service puts additional strain on our sales and marketing resources. If we are unsuccessful in obtaining greater market share or in obtaining widespread adoption of new or upgraded services, we may not be able to offset the expenses associated with the development, launch, and marketing of the new or upgraded service, which could have a material adverse effect on our financial results. For example, we have and will continue to invest significantly in developing our marketplaces and content, and, to generate brand awareness and site traffic, we have and will continue to invest significant resources in multi-channel marketing campaigns for select marketplaces. If these development efforts and marketing campaigns do not increase brand awareness, site traffic, subscriptions for marketplaces services, and/or revenue, the cost of these campaigns could have an adverse effect on our results of operation.
In addition, as we integrate acquired businesses, we continue to assess which services we believe will best meet the needs of our customers. If we eliminate or phase out a service and are not able to offer and successfully market and sell an alternative service, our revenue may decrease, which could have an adverse effect on our results of operations.
Competition could render our services uncompetitive and reduce our profitability. The markets for information systems and services and for online marketplaces in general are highly competitive and rapidly changing in response to changing consumer behavior and new technological advancements. If we are unable to compete successfully against our existing or future competitors, our business, results of operations, or financial condition could be adversely affected. Our existing or future competitors may have greater name recognition, larger customer bases, better technology or data, lower prices, easier access to data, greater user traffic or greater financial, technical, or marketing resources than we have to provide services that users might view as superior to our offerings. Competition in these markets may increase if economic conditions or other circumstances cause customer bases and customer spending to decrease and service providers to compete for fewer customer resources. Competitors, or future competitors, may introduce different solutions that attract users away from our services, such as AI-powered platforms that provide access to real estate agents, real estate data, and related content without directing users to our marketplaces, or provide solutions similar to ours that have the advantage of better branding or marketing resources. Our competitors may be able to undertake more effective marketing campaigns, obtain more data, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, advertisers, distribution partners, and content providers, or may be able to respond more quickly to new or emerging technologies, including the integration of generative AI Technologies in response to changing consumer behavior or user requirements. Moreover, rapid advancement of generative AI Technologies may reduce the barrier to entry for new competitors. Increased competition or failure to adapt effectively to technological shifts could result in lower revenue and higher expenses, which would reduce our profitability.
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
Our operating results and revenue are subject to fluctuations, and our quarterly financial results may be subject to market cyclicality, each of which could negatively affect our stock price. The real estate market may be influenced by general economic conditions, economic cycles, changes in interest rates, seasonality, and many other factors, which in turn may impact our financial results. The different sectors of the large and fragmented real estate industry, such as office, industrial, retail, multifamily, single family, and others, are influenced differently by different factors, and have historically moved through economic cycles with different timing. As such, it is difficult to estimate the potential impact of economic cycles and conditions or seasonality from year-to-year on our overall operating results. For example, we generally see higher sales of Apartments.com listing services during the peak summer rental season and higher CoStar sales towards the end of the year; however, sales fluctuate from year-to-year and may fluctuate more widely when there are changes in general economic conditions or the industry. The timing of widely observed holidays and vacation periods, particularly slowdowns during the end-of-year holiday period, and availability of real estate agents and related service providers during these periods, could significantly affect our quarterly operating results during that period. If we are unable to adequately respond to economic, seasonal, or cyclical conditions, our revenue, expenses, and operating results may fluctuate from quarter to quarter. Our operating results, revenue, and expenses may fluctuate for many reasons, including those described in this paragraph and below:
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
•Inflation; and
•Changes in client budgets.
These fluctuations could negatively affect our results of operations during the period in question and/or future periods or cause our stock price to decline. In addition, changes in accounting policies or practices may affect our level of net income. Fluctuations in our financial results, revenue, and expenses may cause the market price of our common stock to decline.
Global economic uncertainties and downturns or a downturn or consolidation in the real estate industry may decrease customer demand for our services and adversely affect our business and results of operations. Global economic uncertainties or downturns could adversely affect our business and results of operations, including financial and credit market fluctuations, changes in economic policy, elevated inflation and responsive actions, elevated interest rates, labor shortages, supply chain disruptions, trade uncertainty, political unrest, geographical instability, unanticipated disasters or global health events, or other impacts from the macroeconomic environment. Additionally, tariffs, trade barriers and restrictions, and other acts by governments to protect domestic markets or to retaliate against the trade tariffs and restrictions of other nations could negatively affect our business operations. These macroeconomic conditions could cause a decrease in customer spending and negatively affect the rate of growth of our business. The real estate market may be adversely impacted by many different factors, including lower than expected job growth or job losses resulting in reduced real estate demand; reduced real estate demand due to continued remote work policies or a period of or rising elevated interest rates, elevated inflation, slowing transaction volumes, and other macroeconomic trends that negatively impact investment returns; excessive speculation in new construction in localized markets resulting in increased vacancy rates and diminished rent growth; unanticipated disasters or global health events; and other adverse events such as decreased growth in the working age population resulting in reduced demand for all types of real estate. A downturn in the real estate market, including as a result of increased interest rates or a decline in leasing activity and absorption rates may affect our ability to generate revenue and may lead to more cancellations by our current or future customers, either of which could cause our revenue or our revenue growth rate to decline and reduce our profitability. A depressed real estate market has a negative impact on our core customer base, which could decrease demand for our online marketplaces, information, and analytics. Also, companies in this industry may consolidate, often in order to reduce expenses. Consolidation, or other cost-cutting measures by our customers, may lead to cancellations of our online marketplace services, information, and analytics by our customers, reduce the number of our existing clients, reduce the size of our target market, or increase our clients’ bargaining power, all of which could cause our revenue to decline and reduce our profitability. If cancellations, reductions of services, and failures to pay increase, and we are unable to offset the resulting decrease in revenue by increasing sales to new or existing customers, our revenue may decline or grow at lower rates.
If we are unable to hire qualified persons for, or retain and continue to develop our sales force, or if our sales force is unproductive, our revenue could be adversely affected. In order to support revenue and revenue growth, we need to continue to develop, train, and retain our sales force. Our ability to build and develop a strong sales force may be affected by a number of factors, including: our ability to attract, integrate, and motivate sales personnel; our ability to effectively train our sales force; the ability of our sales force to sell an increased number and different types of services; our ability to manage effectively an outbound telesales group; the length of time it takes new sales personnel to become productive; the competition we face from other companies in hiring and retaining sales personnel; our ability to effectively structure our sales force; and our ability to effectively manage a multi-location sales organization, including field sales personnel. If we shift our sales force from their specialized positions to tackle a certain product or service with higher priority or long-term potential, our revenue growth from other products or services may decline, and we may experience decreased sales force productivity and increased sales force turnover and incur additional retention or hiring costs related to our sales force. If we are unable to hire qualified sales personnel and develop and retain our sales force, including sales force management, or if our sales force is unproductive, our revenue or growth rate could decline and our expenses could increase. We may face additional challenges in hiring employees in an increasingly competitive job market.

Our business depends on retaining and attracting highly capable management and operating personnel. Our success depends in large part on our ability to retain and attract management and operating personnel, including our Founder and Chief Executive Officer, Andrew Florance, and our other officers, and key employees. Our business requires highly skilled technical, sales, management, web product and development, marketing, and research personnel, who are in high demand and are often subject to competing offers. The measures we use to attract and retain key personnel may not be enough to attract and retain the personnel we need or to offset the impact on our business of the loss of the services of Mr. Florance or other key officers or employees. If we were to lose the services of Mr. Florance for any reason, there could be a material adverse impact on our operations. The loss of other key personnel, including members of management, as well as key technology, product development, and marketing personnel, could also disrupt our operations and have an adverse effect on our business.
Our internal and external investments may place downward pressure on our operating margins. To increase our revenue growth, we continue to invest significantly in our business, including internal investments in product and content development to expand the breadth and depth of services we provide to our customers and external investments in sales and marketing to generate brand awareness and traffic to our websites. Our operating margins may experience downward pressure in the short term as a result of these investments. Furthermore, our investments may not produce the expected results. If we are unable to successfully execute our investment strategy, we may experience decreases in our revenue, or revenue growth rate, and operating margins.
Introducing new products may be difficult and expensive. If we are unable to do so successfully, our brands may be adversely affected, and we may not be able to maintain or grow our current revenue and profit levels. To remain competitive and stimulate consumer and business demand, we must successfully manage new product introductions and transitions of products and services. Our future success will depend in large part upon our ability to identify demand trends in our markets, and to quickly develop or acquire, market and sell products and services that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors’ products, we must continue to increase our focus and capital investment in research and development and marketing and sales. For example, in February 2024, we launched our Homes.com monetization strategy. We have incurred, and expect to continue to incur, significant costs to develop and market Homes.com. If we are unable to attract and retain agent subscribers and consumers, we may not be able to execute our growth plans or recognize a return on the investments we have made into Homes.com. Failure to gain market acceptance for Homes.com or any other new product could impede our ability to maintain or grow current revenue levels or reduce profits for our other brands, adversely affect the image of our brands, erode our competitive position, and result in long-term harm to our business, and financial results. Extrapolations annualizing initial sales results may differ materially from actual results realized in future periods and may not take into account other future market conditions that may negatively affect those results. Additionally, we are in varying stages of development in relation to our products and internal business processes involving AI Technologies, and there can be no assurance that our investments in such technologies will achieve the expected benefits.
With respect to our products or services that incorporate AI Technologies, the market for such products and services is rapidly evolving and unproven in many industries, including our own, and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our services or products may be inaccurate. Our failure to successfully develop and commercialize our products or services involving AI Technologies could harm our ability to expand our business; provide, improve and diversify our product offerings; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments, which could adversely affect our business, results of operations, and financial condition.
We may be unable to increase awareness of our brands, including CoStar, LoopNet, Matterport, BizBuySell, STR, Apartments.com, Homes.com, Land.com, OnTheMarket, and Domain which could adversely affect our business. We rely heavily on our brands, which we believe are key assets of our company. Awareness and differentiation of our brands are important for attracting and expanding the number of users of, and subscribers to, our online marketplaces, such as the LoopNet Network, the Apartments.com Network, the Homes.com, OnTheMarket residential marketplaces, the Land.com Network, and Domain. We continue to invest significantly in sales and marketing as we seek to grow the numbers of users of, subscribers to and advertisers on, our marketplaces. Our methods of advertising may not be successful in increasing brand awareness or, ultimately, be cost-effective. If we are unable to maintain or enhance user and advertiser awareness of our brands, or if we are unable to recover our marketing and advertising costs through increased usage of our services and increased advertising on our websites, our business, results of operations, and financial condition could be adversely affected.

If our websites are not prominently featured in internet search engine results, if internet search engines integrate technologies or adopt ranking methodologies that decrease traffic to our websites, or we are unable to maintain or grow traffic to our marketplaces, our business and operating results could be adversely affected. Our ability to generate revenue from our marketplace business depends, in part, on our ability to attract users to our websites. Google, Bing, DuckDuckGo and other internet search engines drive traffic to our websites, including CoStar.com, the LoopNet Network, the Apartments.com Network, our Homes.com and OnTheMarket residential marketplaces, the Land.com Network, and BizBuySell Network. For example, when a user enters a search query for an apartment building name or address into an internet search engine, the internet search engine’s ranking of our Apartments.com or Homes.com webpages will determine how prominently such webpages are displayed on the search engine results page. Our ability to maintain prominent search result rankings and positioning is not entirely within our control. Our competitors’ SEO and SEM efforts may result in webpages from their websites receiving higher rankings than the webpages from our websites. Internet search engines could revise their algorithms and methodologies in ways that would adversely affect our search result rankings. Internet search engine providers could form partnerships or enter into other business relationships with our competitors resulting in competitors’ sites receiving higher search result rankings. Internet search engines are increasingly placing alternative search features (such as featured snippets, local map results, and other immersive experiences) on the search engine results page above or more prominently than search engine results. If our search result rankings are not prominently displayed, traffic to our websites may decline which could slow the growth of our user base. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations will occur in the future. In addition, if internet search engines expand their services into digital real estate marketplaces, they could leverage their scale, user base, and technology to compete with our websites. Such competition could reduce traffic to our websites, limit our marketplaces' visibility to customers, and diminish the value of our advertising and subscription products. If we experience a material reduction in the number of users directed to our websites through internet search engines or otherwise fail to maintain or increase traffic to our marketplaces, our ability to acquire additional subscribers or advertisers and deliver leads to and retain existing subscribers and advertisers could be adversely affected. As a result, our business, results of operations, and financial condition could be adversely affected. Increases in our operating expenses could negatively impact our operating results if we are unable to generate more revenue through increased sales of subscriptions to our marketplace products. Additionally, the methods, including Google Analytics, that we use to measure average monthly unique visitors to our portals may misstate the actual number of unique persons who visit our network of mobile applications and websites for a given month or may differ from the methods used by competitors, which may impact the comparability of unique visitors between companies. For example, starting on July 1, 2024, Universal Analytics (UA), Google’s legacy analytics platform on which we historically relied for calculating monthly average unique visitors, was discontinued by Google. Prior to June 1, 2024, we measured average monthly unique visitors for all CoStar Group sites using Google’s Universal Analytics. Beginning June 1, 2024, average monthly unique visitors are measured using Google Analytics 4 (GA4), the replacement for Universal Analytics. Due to the change in methodologies, unique visitors reported prior to June 1, 2024 may not provide a meaningful comparison to unique visitors in subsequent periods.
If real estate professionals or other advertisers reduce or cancel their advertising spending with us and we are unable to attract new advertisers, our operating results would be harmed. Our marketplace businesses, including the LoopNet Network, the Apartments.com Network, the Homes.com, OnTheMarket and Domain residential marketplaces, and the Land.com Network, depend on advertising revenue generated primarily through sales to persons in the real estate industry, including broker, agents, property managers and owners, real estate agents, and other advertisers. Our ability to attract and retain advertisers, and ultimately to generate advertising revenue, depends on a number of factors, including:
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
Many of the advertisers who advertise on our marketplaces do not have long-term contracts. These advertisers could choose to modify or discontinue their relationships with us with little or no advance notice. As existing subscriptions for advertising expire, we may not be successful in renewing these subscriptions or securing new subscriptions. We may not succeed in retaining existing advertisers’ spending or capturing a greater share of such spending if we are unable to convince advertisers of the effectiveness of our services as compared to alternatives. In addition, future changes to our pricing methodology for advertising services may cause advertisers to reduce or discontinue their advertising with us. If current advertisers reduce or end their advertising spending with us and we are unable to attract new advertisers, our advertising revenue and business, results of operations, and financial condition could be adversely affected.
If we are not able to successfully identify, finance, integrate, and/or manage costs related to acquisitions, our business operations and financial position could be adversely affected. We have expanded our markets and services in part through acquisitions of complementary businesses, services, databases, and technologies, and expect to continue to do so in the future. Our acquisition strategy depends on our ability to identify, and the availability of, suitable acquisition candidates. We are likely to incur costs in connection with proposed acquisitions, but may ultimately be unable or unwilling to consummate any particular proposed transaction for various reasons. For example, in 2021, the FTC withheld approval for our proposed acquisition of RentPath, the purchase agreement was subsequently terminated, and we incurred a termination fee of $52 million. We are also likely to incur severance costs and other integration costs post acquisition. Costs in connection with acquisitions and integrations may be higher than expected and could adversely affect our financial condition, results of operations, or prospects of the combined business. In addition, acquisitions involve numerous risks, including risks that we will not be able to realize or capitalize on synergies created through combinations; manage the integration of personnel and products or services; manage the integration of acquired infrastructure and controls; control potential increases in operating costs; manage geographically remote operations; maintain management’s attention on other business concerns and avoid potential disruptions in ongoing operations during an acquisition process or integration efforts; successfully enter markets and sectors in which we have either limited or no direct experience, including foreign markets whose practices, regulations, or laws may pose increased risk; and retain key employees, clients, or vendors, and other business partners of the acquired companies. We may not successfully integrate acquired businesses or assets and may not achieve anticipated benefits of an acquisition, including expected synergies. For example, we may be unable to fully integrate OnTheMarket, Visual Lease, Matterport, and Domain with CoStar Group when and as expected.
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
External factors, such as compliance with laws and regulations and shifting market preferences, may also impact the successful integration of an acquired business. An acquired business could strain our system of internal controls and diminish its effectiveness. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt and substantial amortization expenses of other intangible assets. We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions, making it impossible or more costly to complete future acquisitions. If we are able to obtain financing, the terms may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time-consuming and costly to obtain or may be denied. If regulatory approval is obtained, the terms of any such approval may impose limitations on our ongoing operations or require us to divest assets or lines of business. If regulatory approval is denied, we may incur significant additional costs payable to an acquisition target as a result of failure to close the transaction. Significant break-up fees incurred in the future may adversely affect our results of operations and financial condition.
As a result of our acquisitions, we had approximately $6.7 billion of goodwill and intangibles as of December 31, 2025. Future acquisitions may increase this amount. If we are required to recognize goodwill and intangibles impairment charges in the future, this would negatively affect our financial results in the periods of such charges, which may reduce our profitability.
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
We may be unable to realize the benefits of the acquisition of either Matterport or Domain, which could have an adverse effect on us. On February 28, 2025, the Company completed the Matterport Acquisition, and on August 27, 2025, the Company

completed the Domain Acquisition. Following the acquisition of both companies, we have lost and can continue to lose key employees, incur higher than expected costs, anticipate the diversion of management attention, or the disruption of our ongoing businesses, which may adversely affect the combined company’s ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition.
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
The success of the Matterport Acquisition and Domain Acquisition will depend in part on our ability to realize the anticipated business opportunities and growth prospects from combining our business with that of Matterport and Domain. We may never realize these business opportunities and growth prospects in the time frame expected, or at all. We do not have experience in Matterport’s business in 3D digital technology or in manufacturing cameras. Matterport’s business is also subject to risks and uncertainties. There can be no assurances we will have success in these industries. Integrating operations will require significant efforts and expenditures. If we are unable to successfully or timely integrate Matterport’s or Domain's business with ours, we may be unable to realize the growth, synergies, and other anticipated benefits resulting from the acquisition and our business could be adversely affected.
If third-party suppliers upon which Matterport relies are not able to fulfill its needs, Matterport’s ability to timely and cost effectively bring its hardware products to market could be affected. Matterport relies on a limited number of suppliers to supply its hardware components for its cameras and other hardware products, including in some cases only a single supplier for some products and components. This reliance on a limited number of manufacturers increases its risks, since Matterport does not currently have proven reliable alternative or replacement manufacturers beyond these key parties. In the event of interruption, we may not be able to increase capacity from other sources or develop alternate or secondary sources, and if such sources become available, they may result in material additional costs and substantial delays.
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
Cyberattacks and security vulnerabilities could result in material harm to our reputation, business, and financial condition. Our business relies on IT Systems and involves the generation, collection, storage, processing, and transmission of Confidential Information, including personal information and proprietary business information, by us and by third-party providers we rely on. We own and manage IT Systems but also rely on third-party managed IT Systems that we do not control and a broad array of third-party products and services to support our business operations. Because we make extensive use of third-party service providers, such as cloud and SaaS services, significant cyberattacks that disrupt or result in unauthorized access to third-party IT Systems could materially impact our operations and financial results.

Tools and techniques (including AI) used to obtain unauthorized, improper, or illegal access to a target’s systems, data, or customers’ data, disable or degrade services, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated. It is increasingly difficult to detect, investigate, and remediate cyber-attacks, and attacks often are not recognized or detected until after they have been launched against a target. We expect that unauthorized parties will continue to attempt to gain access to or disrupt our IT systems or facilities through various means, including hacking into IT Systems or facilities or those of our customers or vendors, installing malware (including ransomware) or attempting to fraudulently induce (for example, through spear phishing attacks or social engineering) our employees, customers, vendors, or other users of IT Systems into disclosing access credentials or other sensitive information to access our IT Systems.
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
Our IT Systems are vulnerable to cyberattacks and security breaches involving our customers’ or our employees’ Confidential Information, including personal or proprietary information, that is stored on or accessible through those systems. We have experienced and expect to continue to experience in the future, cyberattacks as well as breaches of our security measures due to human error, malfeasance, system errors or vulnerabilities, or other irregularities. In the past, for example, one of our vendors providing IT infrastructure management software was compromised by cyberattacks. We are also regularly exposed to vulnerabilities in widely deployed third-party software that we use in the ordinary course of business. Moreover, given the nature of complex software and services like ours, and the scanning tools that we deploy across our networks, infrastructure, and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. To date, these cyberattacks and vulnerabilities have not had a material adverse effect on our operations, but there can be no guarantee that material attacks or incidents will not occur in the future.
In the past three years, we have not experienced a material cybersecurity incident, but any actual or perceived cybersecurity incidents or breaches of our security could result in any or all of the following, among other things, any of which could adversely affect our business and results of operations:
•Interruption of our operations;
•Unavailability of our systems or services;
•Unauthorized or improper disclosures of data;
•Unauthorized or improper payments;
•Harm to our reputation and brands;
•Data breach notification requirements, regulatory scrutiny, enforcement actions, legal proceedings and claims, (including class action lawsuits), and other legal and financial exposure;
•Remediation, system restoration, incident response, and compliance costs;
•Loss of customer confidence in, or decreased use of, our products and services;
•Diversion of the attention of management from the operation of our business; and
•Contractual penalties or other payments as a result of third-party losses or claims.
In addition, significant cyberattacks or data security breaches affecting companies that we acquire and/or that provide us services (including data center and cloud computing providers) could materially impact our business. Further, we may not be able to recover any or all damages suffered as a result of security breaches or other security incidents from such third-party providers.
The coverage under our insurance policies for cybersecurity and related issues may not be adequate to reimburse us for losses caused by cyberattacks or other security incidents or be available on economically reasonable terms or at all.
Technical problems or disruptions that affect either our customers’ ability to access our services, or the software, internal applications, database, and network systems underlying our services, could damage our reputation and lead to reduced demand for our online marketplace services, information, and analytics, lower revenue and increase costs. Our business, brands, and reputation depend upon the satisfactory performance, reliability, and availability of our websites, the internet and our service providers. Interruptions in these systems, whether due to system failures, computer viruses, software errors, physical or electronic break-ins, or malicious hacks or attacks on our systems (such as denial of service attacks or use of malware such as ransomware) could affect the security and availability of our services on our mobile applications and our websites and prevent or inhibit users’ access to our services. Our operations also depend on our ability to protect our databases, computers, and software, telecommunications equipment, and facilities against damage from potential dangers such as fire, flood, power loss, security breaches, computer viruses, telecommunications failures, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events.
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
AWS and ACC are distributed computing infrastructure platforms for business operations, commonly referred to as “cloud” computing services. We currently run a majority of our computing on AWS and ACC and have built our software and computer systems to use computing, storage capabilities, bandwidth, and other services provided by AWS and ACC. Given this, any significant disruption of or interference with AWS or ACC, whether temporary, regular, or prolonged, would negatively impact our operations and our business.
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

Our current or future geographic expansion plans may not result in increased revenue, which may negatively impact our business, results of operations, and financial position. Expanding into new markets and increasing the depth of our coverage in existing markets imposes additional burdens on our research, systems development, sales, marketing, and general managerial resources. If we are unable to manage our expansion efforts effectively, if our expansion efforts take longer or are more expensive than planned, or we are not successful in marketing and selling our services in existing or new markets, our expansion may have a material adverse effect on our financial position by increasing our expenses without increasing our revenue.
We are subject to a number of risks related to acceptance of credit cards and debit cards and facilitation of other customer payments. We depend on processing vendors to process a significant number of credit and debit card transactions and ACH payments, for payments made to us directly by customers for our services, by renters to landlords using our online leasing services, or by real estate agents to purchase our Homes.com services. If we or any one or more of these service providers fail to maintain adequate systems to authorize and process credit card transactions, one or more of the major credit card companies could disallow our continued use of their payment products. If we are unable to maintain our chargeback rate or refund rates at acceptable levels, our processing vendors may increase our transaction fees or terminate their relationships with us. We could lose customers if we are not able to continue to use payment products of the major credit card companies. Further, if we or any one or more of these service providers fail to maintain adequate systems for authorization and processing of credit, debit, ACH or similar payments, or if any such service provider were to terminate or modify its relationship with us unexpectedly, our ability to process those customer transactions would be adversely affected, which could decrease sales, discourage customers away from our marketplace services, result in potential legal liability, and harm our business and reputation. In addition, if the systems for the authorization and processing of credit card transactions fail to work properly and, as a result, we do not charge our customers’ credit cards on a timely basis or at all, our business, revenue, results of operations, and financial condition could be harmed.
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
The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data are compromised due to a breach of data, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent payment transactions, we may face civil liability, diminished public perception of our security measures, loss of customers, and higher costs, each of which could harm our business, results of operations, and financial condition.
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
Climate-related events and other events beyond our control could harm our business. Natural disasters, disease outbreaks and pandemics, power shortages, terrorism, political unrest, telecommunications failure, vandalism, geopolitical instability, war, climate related events, and other events beyond our control could negatively impact our operations or otherwise harm our business. Such events may result in damage or loss of service to our data centers or other infrastructure that our operations rely on, potentially reducing the attractiveness of real estate in areas we provide services, causing delays in product development or availability, or result in losses of critical data, any of which may adversely impact our operations.
In addition, the impacts of climate-related events on the global economy and our industry are rapidly evolving. Physical impacts of climate-related events (including, but not limited to, floods, droughts, more frequent and/or intense storms, and wildfires) may disrupt our operations, as well as the operations of our suppliers and customers. Longer-term physical impacts may also result in changing consumer preferences, which may adversely impact demand for certain of our products. Transition impacts of climate-related events can also subject us to increased regulations, reporting requirements (such as the State of California disclosure rules and the European Union’s Corporate Sustainability Reporting Directive), standards, or expectations regarding the environmental and/or social impacts, risks, and opportunities of our business. Failure to disclose accurate information in a timely manner may also adversely affect our reputation, business, or financial performance.
Attention to corporate responsibility matters may require us to incur additional costs or otherwise adversely impact our business. Any engagement in voluntary initiatives (including disclosures) to improve our corporate responsibility profile and respond to stakeholder expectations, can be costly, subject to conditions outside our control, and fail to have the desired effects. For example, many corporate responsibility initiatives leverage methodologies and data that are complex and continue to evolve. As with other companies, our approach to such matters also evolves, and we cannot guarantee that our approach will align with any particular stakeholder’s expectations or preferences. Moreover, various stakeholders have different, and at times conflicting expectations. For example, while some policymakers have adopted requirements for various disclosures or actions on climate or other corporate responsibility matters, policymakers in other jurisdictions have adopted laws to constrain consideration of corporate responsibility matters in certain circumstances. Additional actions may be taken by both proponents and opponents of corporate responsibility matters to advance their expectations. Any failure to successfully navigate such expectations may result in adverse impacts. Responding to such matters entails inherent costs, and any failure to successfully navigate such expectations could adversely impact our business. Various of our customers, suppliers, and other stakeholders are also subject to such expectations, which may result in additional or augmented risks to our business.
Risks related to our data, intellectual property, and listings
If we are not able to obtain and maintain accurate, comprehensive, or reliable data, we could experience reduced demand for our online marketplace services, information, and analytics. Our success depends on our clients’ confidence in the comprehensiveness, accuracy, and reliability of the data and analysis we provide.
Establishing and maintaining accurate and reliable data and analysis is challenging. If our data, including the data we obtain from third parties or directly from brokers through the Marketing Center feature on CoStar and LoopNet, or analysis is not current, accurate, comprehensive, or reliable, we could experience reduced demand for our services or be subject to legal claims by our customers, either of which could result in lower revenue and higher expenses. If we are no longer able to obtain certain data from third parties or from brokers, our brands and our business, results of operations, and financial condition could be materially impacted.
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
Use of new and evolving technologies, including AI, could impact our ability to protect our data and intellectual property from misappropriation by third parties. We have expended significant resources to develop proprietary content and any misappropriation of our data could reduce the value of that content or our return on investment related to that content, which could harm our competitive position and results of operations. Third parties may misappropriate our data through website scraping, robots, or other means, and aggregate and display this data on their websites. In addition, “copycat” websites may misappropriate data on our website and attempt to imitate our brands or the functionality of our website. We may not be able to detect all such websites in a timely manner and, even if we could, technological and legal measures available to us may be insufficient to stop their operations and the misappropriation of our data. Any measures that we may take to enforce our rights could require us to expend significant financial or other resources. AI Technologies are becoming increasingly powerful and sophisticated, and third parties (including our competitors) and “copycat” websites may utilize AI Technologies to misappropriate our data more quickly and at a larger scale than in the past. Use of AI also increases the risk of cyberattacks and data breaches, which can occur more quickly and evolve more rapidly when AI Technologies are used.
Additionally, the scope of intellectual property protection in the field of AI and machine learning is currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and their relevant system outputs. For example, the law is uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI tools. If we fail to obtain protection for the intellectual property rights concerning our AI Technologies or their outputs that we seek to claim as proprietary, or later have our intellectual property rights invalidated or otherwise diminished, which could adversely affect our business, reputation and financial condition.
Further, the use of AI Technologies, whether by us or by third parties, may increase the risk that our data, intellectual property or confidential information will be inadvertently disclosed, which may result in reputational harm, competitive harm, or legal liability and adversely affect our business, results of operations, or financial condition.
We may be subject to legal liability for collecting, displaying, or distributing information, or integrating generative AI Technologies in our products and services. Because the content in our database is collected from various sources and distributed to others, we may be subject to claims for breach of contract, defamation, negligence, unfair competition, or copyright or trademark infringement or claims based on other theories, such as breach of laws related to privacy and data protection. We could also be subject to claims based upon the content that is accessible from our website through links to other websites or information on our website supplied by third parties. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims, and we could be subject to public notice requirements that may affect our reputation. Our potential liability for information distributed by us to others could require us to implement measures to reduce our exposure to such liability, which may require us to expend substantial resources and limit the attractiveness of our online marketplaces, information, and analytics to users. These risks may be exacerbated from impacts, or perceived impacts, of emerging technologies (including, but not limited to, AI Technologies integrated into our products and services). There is a risk that the generative AI Technologies (i.e., AI Technologies that can produce and output new content, software code, data and information) that we incorporate into our products and services could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results, all of which could harm our reputation, business, or customer relationships. Measures designed to ensure the accuracy of such AI generated content, may not always be successful, and in some cases, we may need to rely on end users to report such inaccuracies.
In addition, in the EU, the DSA governs, among other things, our potential liability for illegal services/products or content on our platforms, obligations around traceability of business users, and requires enhanced transparency measures, including in relation to any recommendation systems (including the main parameters used by such systems and any available options for recipients to modify or influence them). Further, the DSA contains general requirements that user interfaces may not deceive or manipulate users which are yet to be clarified further by guidance. Similarly, in the United Kingdom, the OSA establishes an extensive regulatory framework for certain user-to-user and search services and imposes obligations to protect users from illegal content. The DSA and the OSA may increase our compliance costs, require changes to our user interfaces, processes, operations, and business practices which may adversely affect our ability to attract, retain and provide our services to customers, and may otherwise adversely affect our business, operations and financial condition. Failure to comply with the DSA can result in fines of up to 6% of total annual worldwide turnover and recipients of services have the right to seek compensation from providers in respect of damage or loss suffered due to infringement by the provider to comply with the DSA, and failure to comply with the OSA can result in fines of up to 10% of total annual worldwide turnover or £18 million, whichever is higher.
If we are unable to obtain or retain listings from real estate brokers, agents, property owners, and apartment property managers, our marketplace services could be less attractive to current or potential customers, which could reduce our revenue. The value of our real estate marketplace services to our customers depends on our ability to increase the number of property listings provided and searches conducted. As the number of listings increases, so does the utility of a marketplace’s search, listing, and marketing services. We depend substantially on brokers, agents, property owners and, in the case of apartment rentals, property managers to submit listings to our marketplaces. If these parties choose not to continue their listings with us, or choose to list them with a competitor, our marketplace services could be less attractive to other real estate industry transaction participants, resulting in reduced revenue.
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
Some of our products or services contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to deliver our products or services or subject us to litigation or other actions. Some of our products or services contain software components licensed to us by third-party authors under “open source” licenses, and we expect to continue to incorporate such open source software in our products in the future. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise these products and introduce malware into our supply chain.

Some open source components used in the development of our products and services contain licenses requiring that we make portions of our source code publicly available or grant other licenses to our intellectual property. We seek to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require the release of the source code of our proprietary software to the public. However, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors or new entrants to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software. For example, our Matterport platform incorporates software that is licensed under open source licenses, which could require release of proprietary code if such platform was released or distributed in any manner that would trigger such a requirement to third parties. Additionally, some open source projects have vulnerabilities and architectural instabilities and are provided without warranties or support services to actively provide us with patched versions when available, and which, if not properly addressed, could negatively affect the performance of the platform.
The terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our products or services. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products or services, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Moreover, we cannot assure you that our processes for monitoring and managing our use of open source software in our products and services will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, or if an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations, subject to significant damages, enjoined from the sale of subscriptions to certain products or services, or other liability, or required to seek costly licenses from third parties to continue providing our products or services on terms that, if available at all, are not economically feasible, to re-engineer our products or services, to discontinue or delay the provision of our products or services if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which would adversely affect our business, financial condition, and results of operations.
Risks related to our international operations
International operations expose us to additional business risks, which may reduce our profitability. Our international operations and expansion subject us to additional business, regulatory, and economic risks, including: currency exchange rate fluctuations; difficulty in adapting to the differing business practices and laws in foreign countries, including differing laws regarding privacy data protection and technology regulation; difficulty in managing foreign operations; limited protection for intellectual property rights in some countries; difficulty in collecting accounts receivable and longer collection periods; costs of enforcing contractual obligations; impact of recessions in economies outside the U.S.; geopolitical instability, terrorism, and war; and potentially adverse tax consequences. In addition, international expansion imposes additional burdens on our executive and administrative personnel, systems development, research, and sales departments, and general managerial resources. If we are not able to manage our international operations successfully, we may incur higher expenses and our profitability may be reduced. Finally, the investment required for additional international expansion sometimes exceeds the profit generated from such expansion, which reduces our profitability and may adversely affect our financial position.
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
Significant foreign currency exchange rate fluctuations may negatively impact our international revenue, which in turn affects our consolidated revenue. Currently, we are not party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future, but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future. Further, significant foreign exchange rate fluctuations resulting in a decline in the respective local currency may decrease the value of our foreign assets, as well as decrease our revenue and earnings from our foreign subsidiaries, which would reduce our profitability and adversely affect our financial position.

Risks related to our indebtedness
We have a significant amount of indebtedness, which could decrease our flexibility and adversely affect our business, financial condition, and results of operations. As of December 31, 2025, we had $1.0 billion of Senior Notes outstanding and an additional approximately $1.1 billion available to be drawn under the 2024 Credit Agreement. Borrowings under the 2024 Credit Agreement bear interest at varying rates and expose us to interest rate risk. There can be no assurance that our future cash flows will be sufficient to make payments of interest or principal on the Senior Notes or any amounts due and payable under the 2024 Credit Agreement. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all, and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Furthermore, we may incur substantial additional indebtedness, including secured indebtedness, and if we incur additional indebtedness or other liabilities, the related risks that we face could intensify.
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
Risks related to regulatory compliance and legal matters
Our actual or perceived failure to comply with privacy, security and evolving AI and data-related laws and standards could adversely affect our business, financial condition, and results of operations. We depend on IT Systems. We own and manage some IT Systems but also rely on third-party service providers and vendors for a range of products and services, including cloud products/services, that are critical to internal and/or external customer-facing operations. In the course of our business, we and certain of our third-party providers collect, use, transmit, and disclose Confidential Information, including personal data about our employees, current and potential customers, and employees of third parties we work with.
As a result, we are subject to a variety of state, national, and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal information, including, but not limited to, the EU and UK GDPR (together, the "GDPR") and CCPA. These laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. For example, in the EEA and the UK, the GDPR comprehensively regulates our use of personal data, including cross-border transfers of personal data out of the EEA and UK, in respect of which we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the United States, China, and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, we may have to make operational changes, it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition. Failure to comply with the GDPR could result in penalties for noncompliance. Since we are subject to the supervision of relevant data protection authorities under multiple legal regimes (including under both the EU GDPR and the UK GDPR), we could be fined under those regimes independently in respect of the same breach. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) or civil claims (including class actions). The CCPA, among other things, provides rights to California residents related to their personal information, places limitations on data uses, and creates new audit requirements for higher risk data. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Other state privacy laws apply to operations, and similar laws have been proposed, and likely will continue to be proposed, in other states and at the federal level, and if passed, may have potentially conflicting requirements that would make compliance challenging.
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
The regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be enjoined in judicial proceedings from being enforced or may be interpreted in ways that would affect the operation of our AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies have either entered into force in the United States and the EU in 2025 or are expected to enter into force in 2026.
For example, in Europe, the EU AI Act entered into force and established a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements will apply from August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and, depending on the use case, includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models and fines for breach of up to 7% of worldwide annual turnover. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the EU, and together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve, or commercialize our services, and could require additional compliance measures and changes to our operations and processes.
Any failure or alleged failure to comply with the EU AI Act (and other AI related regulations), and privacy, data protection, or consumer protection laws could lead to government enforcement actions and litigation and significant penalties against us, and could materially adversely affect our reputation, business, financial condition, cash flows, and results of operations. Compliance with any of the foregoing laws and regulations can be costly, can delay or impede the development of new products, and may require us to change the way we operate.
Separately, the EU Data Act came into effect on September 12, 2025, establishing new requirements for manufacturers of connected products and providers of related services to such products, and providers of data processing services (including cloud, SaaS) into the EU. The Data Act imposes data access, sharing, design and transparency requirements on manufacturers of connected products, providers of related services and data holders. It also requires providers to facilitate customers switching to other providers/ on-premise solutions and porting their data within certain timeframes, remove technical, contractual, and commercial obstacles to service switching (including switching charges), and include certain mandatory terms in customer contracts. Failure to comply with the Data Act can result in regulatory enforcement and fines, civil claims, and reputational damage. The Data Act, together with developing guidance in this area, may require changes to our products, customer contracts, operations, and business practices, increase our compliance costs, require adjustments to our revenue recognition practices, and adversely affect our financial condition, business, and operations.
Further, the EU’s NIS 2 and its EU Member State transpositions and implementing regulations impose security obligations, including on online marketplace providers. We may be required to implement additional security measures and/or operational changes and incur additional costs which could adversely affect our business, operations and financial condition.
It is possible that additional new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted or enforced in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
Changes in tax laws, regulations, or fiscal and tax policies, or the manner of their interpretation or enforcement could adversely impact our financial performance. New tax laws or regulations, or changes in existing laws or regulations, or the manner of their interpretation or enforcement, could increase our cost of doing business. In addition, from time to time, U.S. and foreign tax authorities, including state and local governments, consider legislation that could increase our effective tax rate. Further, the Organization for Economic Co-operation and Development has a framework to implement a global minimum corporate tax of 15% for companies with global revenue and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. Although we do not expect Pillar 2 to have a material impact on our effective tax rate or our consolidated results of operations, financial position, and cash flows at this time, certain implementation details have yet to be developed, and the enactment of certain of these changes has not yet taken effect in all jurisdictions in which we operate. As a result, these changes may have adverse consequences for us, may increase our compliance costs, and may increase the amount of tax we are required to pay in certain jurisdictions.
Third-party claims, litigation, regulatory proceedings, or government investigations to which we are subject or in which we become involved, regardless of their merit, may significantly increase our expenses and adversely affect our stock price. From time to time we may be subject to third-party claims, lawsuits, regulatory proceedings, or government investigations into whether our business practices comport with applicable law, which may include claims with respect to intellectual property, cybersecurity, privacy, data protection, antitrust, breach of contract, employment, mergers and acquisitions, and other matters. For example, on February 20, 2024, several individuals who allegedly rented “luxury” hotel rooms in metropolitan areas in the United States filed a putative antitrust class action alleging that through CoStar's STR hospitality industry benchmarking products, the hotel defendants agreed to share competitively sensitive price and supply information regarding luxury hotel rooms, and that the sharing of that information has allowed the hotel defendants to increase prices for luxury hotel rooms. While we intend to vigorously defend against this lawsuit, we are unable to predict the outcome or estimate the amount of loss, if any, that may result.

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
Stock repurchases under our Stock Repurchase Program are discretionary, and we cannot guarantee that our Stock Repurchase Program will achieve the desired objectives. Share repurchases diminish our cash reserves and could also increase the volatility of the trading price of our common stock. In February 2025, the Board of Directors approved the Prior Stock Repurchase Program which authorized the repurchase of up to $500 million of the CoStar Group Shares. The repurchases under the Prior Stock Repurchase Program were completed in December 2025. In December 2025, the Board of Directors approved a Stock Repurchase Program which authorizes, but does not obligate, the repurchase of up to $1.5 billion of the CoStar Group Shares. Repurchases may be made from time to time at management's discretion through open market purchases, privately negotiated transactions or other transactions in accordance with applicable securities laws. The timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The Stock Repurchase Program has no time limit and can be discontinued at any time at the Company’s discretion. There can be no assurance as to the timing or number of shares of any repurchases in the future. We cannot guarantee that the Stock Repurchase Program will be fully consummated, that it will enhance long-term stockholder value, or that it will successfully mitigate the dilutive effect of employee equity awards. Any repurchases will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate requirements. In addition, the Stock Repurchase Program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this Stock Repurchase Program may result in a decrease in the trading price of our common stock.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
Our cybersecurity risk management program is guided by the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements at all times; rather, we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Additionally, we engage a third-party vendor regularly to benchmark our information security program’s maturity against the NIST CSF.
Our cybersecurity risk management program is integrated into our overall risk management program and shares common methodologies, reporting channels, and governance processes that apply across the Company's risk management program.
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
f.A third-party risk management process for key service providers, suppliers, and vendors who access critical systems and data based on risk profile; and
g.A formal information security training program for all employees.
We have not identified material risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents that have materially affected our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Risk Factors – “Cyberattacks and security vulnerabilities could result in material harm to our reputation, business, and financial condition.” and “Technical problems or disruptions that affect either our customers’ ability to access our services, or the software, internal applications, database, and network systems underlying our services, could damage our reputation and lead to reduced demand for our online marketplace services, information, and analytics, lower revenue and increase costs.”
Cybersecurity Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and generative AI risks, controls, and procedures. Our Chief Technology Officer (CTO) is responsible for oversight of our cybersecurity risk management program. Our Vice President of Cyber Security (VPCS), who reports up to the CTO, is responsible for day-to-day assessment and management of cybersecurity risk, including supervising both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CTO is also responsible for overseeing the material risks and strategic opportunities associated with AI.
Our Audit Committee receives reports from the CTO on our cybersecurity risks and our use of AI. In addition, the CTO updates the Audit Committee, as necessary, regarding any significant cybersecurity incidents. The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity and AI.
Our CTO and VPCS assist the management team in staying informed about and monitoring the prevention, detection, mitigation, and remediation of cybersecurity threats. Our CTO has over 25 years of information technology experience, including leadership experience managing global product development, information security, IT infrastructure and engineering. He holds a M.S. in information systems from George Washington University and a B.A. in computer science from State University of New York—Geneseo. The VPCS has over 20 years of information security and technology experience, including 10 years in senior leadership roles in service provider, enterprise, and military environments. He holds an MBA from Georgetown University, a M.S. in information systems from Virginia Tech University, and a B.S. in computer information technology from Purdue University. Additionally, our management team’s experience includes industry-recognized certifications, such as CISSP, CISM, and CISA, decades of experience as part of our IT team, and previous cybersecurity leadership positions at various Fortune 500 companies and U.S. Defense contractors.

The CTO and VPCS are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
Item 2.    Properties
On January 21, 2025, we relocated our headquarters to our owned building at 1201 Wilson Blvd., in Arlington, Virginia, occupying approximately 198,000 square feet. We exited our previous headquarters located at 1331 L Street, NW, in downtown Washington, D.C., with a lease that expired on May 31, 2025.
Our staff in Richmond, Virginia is located in an owned building at 501 S 5th Street, where we occupy approximately 310,000 square feet, an owned building located at 901 Semmes Avenue, where we occupy approximately 117,000 square feet, leased space at 951 E Byrd St., where we occupy approximately 165,000 square feet, and leased space at 901 E Byrd St., where we occupy approximately 46,000 square feet. These locations primarily house research, product development, and sales functions. All of our owned properties are held under fee simple ownership and are not materially encumbered.
Internationally, our principal facility in the U.K. is located in London, where we occupy approximately 52,000 square feet of office space. Our lease for this facility has a term ending November 10, 2034. We exited our previous London location when the lease expired on August 31, 2025. Our principal facility in Australia is located in Sydney, where we occupy approximately 95,000 square feet, with a lease term ending June 30, 2031. Additionally, we lease space for our operations in Paris, France; Madrid, Spain; Freiburg, Germany; and Manila, Philippines.
We also operate certain research, development, and sales functions out of additional leased office spaces in Irvine, California; San Diego, California; and Atlanta, Georgia. Additionally, we lease office space in a variety of other metropolitan areas. These locations include, among others, the following: Nashville, Tennessee; Norfolk, Virginia; Boston, Massachusetts; New York, New York; San Francisco, California; Los Angeles, California; and Sunnyvale, California.
We believe these facilities are suitable and appropriately support our business needs.
Item 3.    Legal Proceedings
Currently, and from time to time, we are involved in litigation incidental to the conduct of our business, including, among others, the legal actions discussed under “Contingencies” in Note 12 “Commitments and Contingencies” of the Notes to our Consolidated Financial Statements included in Part IV of this Report. While our management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our business, financial position, future results of operations, or liquidity, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in the aggregate, have a material adverse effect on our business, financial position, future results of operations, or liquidity.
Item 4.    Mine Safety Disclosures
Not Applicable.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CSGP.” As of January 31, 2026, there were 1,620 holders of record of our common stock.
Dividend Policy. We have never declared or paid any dividends on our common stock. We do not anticipate paying any dividends on our common stock during the foreseeable future, but intend to invest our future earnings, if any, to finance our growth and share repurchases.
Recent Issues of Unregistered Securities. We did not issue any unregistered securities during the year ended December 31, 2025.
Issuer Purchases of Equity Securities. The following table summarizes our repurchases of common stock for the quarter ended December 31, 2025 (in millions, except per share data):

ISSUER PURCHASES OF EQUITY SECURITIES

2025	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
October 1 through 31	0.3	$77.37	0.3	$365
November 1 through 30	5.0	$67.05	5.0	$29
December 1 through 31	0.4	$68.07	0.4	$1,500
Total	5.7	$67.61	5.7
___________________
(1) The number includes CoStar Group Shares tendered by employees to the Company to satisfy the employees' minimum tax withholding obligations arising as a result of vesting of restricted stock grants under the Company’s 2025 Stock Incentive Plan, for which shares were purchased by the Company based on their fair market value on the trading day immediately preceding the vesting date.
(2) In February 2025, the Board of Directors approved the Prior Stock Repurchase Program which authorized the repurchase up to $500 million of Costar Group Shares. During the fourth quarter of 2025, the Company repurchased 5.7 million CoStar Group Shares for an aggregate cost of $385 million under the Prior Stock Repurchase Program. The repurchases under the Prior Stock Repurchase Agreement were completed in December 2025. In December 2025, the Board of Directors approved a Stock Repurchase Program which authorizes, but does not obligate, the repurchase of up to $1.5 billion of CoStar Group Shares. No shares were repurchased under the Stock Repurchase Program during the fourth quarter of 2025. See Note 14 for further discussion regarding the Prior Stock Repurchase Program, Stock Repurchase Program, and stock repurchase activity.
Stock Price Performance Graph
The stock performance graph below shows how an initial investment of $100 in our common stock would have compared to:
•an equal investment in the S&P 500 Index, and
•an equal investment in the S&P Composite 1500 Real Estate Index.
The comparison covers the period beginning December 31, 2020 and ending on December 31, 2025, and assumes the reinvestment of any dividends. Note that this performance is historical and is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
CoStar Group, Inc.
S&P 500 Index
S&P Composite 1500 Real Estate Index
DOLLARS
250
200
150
100
50
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

Company / Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
CoStar Group, Inc.	$100.00	$85.50	$83.61	$94.55	$77.45	$72.75
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P Composite 1500 Real Estate Index	$100.00	$143.17	$105.48	$117.65	$124.03	$127.95
Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated under the heading “Cautionary Statement Concerning Forward-Looking Statements” and in Item 1A. under the heading “Risk Factors,” as well as those described from time to time in our filings with the SEC.
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
Overview
CoStar Group is a leading provider of online real estate marketplaces, information, analytics, and 3D digital twin technology in the property markets, based on the numbers of unique visitors and site visits per month; provides more information, analytics, and marketing services than many of our competitors; offers the most comprehensive commercial real estate database available; and has the largest commercial real estate research department in the industry. We have created and compiled a standardized platform of real estate information and analytics and online marketplaces where industry professionals, consumers of commercial and residential real estate, including apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all property types, including office, retail, industrial, multifamily, residential, land, mixed-use, and hospitality.
We operate, develop products, and deliver our services in two reportable segments, Commercial Real Estate and Residential Real Estate. Our Commercial Real Estate segment offers commercial real estate information and analytics, online marketplaces, and 3D digital twin technology and its principal brands are CoStar, including CoStar Real Estate Manager and CoStar with STR benchmarking, LoopNet, Matterport, BizBuySell, and Ten-X. Our Residential Real Estate segment hosts marketplaces which aggregate consumer demand for homes that they can rent or buy and we sell marketing and leads to the agents, owners, landlords, and property management companies that need to reach those consumers with their offerings. Our flagship brands in the U.S. are Apartments.com, Homes.com, and Land.com. Domain and OnTheMarket are our leading marketplaces in Australia and the U.K., respectively.
During the fourth quarter of 2025, we changed the composition of our segments from geography-based to product portfolio-based. This change aligns with the internal reporting used by the CODM to allocate resources and assess the performance of the business. See Notes 2, 3 and 13 of the Notes to the Consolidated Financial Statements included in Part IV of this Report for additional information on the segments change.
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
Our services are typically distributed to our customers under subscription-based license agreements that generally renew automatically, a majority of which have a term of at least one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage customers to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual platform usage or number of paid clicks. Depending on the type of service, contract rates are generally based on the number of sites, number of users, organization size, the customer’s business focus, the customer's geographic location, the number of properties reported on or analyzed, the number and types of services to which a customer subscribes, the number of digital twins hosted, the number of properties a customer advertises, and the prominence and placement of a customer's advertised properties in the search results. Our subscription customers generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. Our transaction-based services primarily consist of (i) providing premium listings for individual properties on our marketplaces, (ii) providing data capture services to create digital twins, (iii) the sale of Matterport cameras and capture equipment, and (iv) Ten-X auction fees.
Our principal services are described in the following paragraphs:
Commercial Real Estate
CoStar
CoStar is our subscription-based integrated platform for commercial real estate intelligence, which includes information about commercial real estate properties, properties for sale, comparable sales, tenants, space available for lease, industry professionals and their business relationships, industry news, and market status. CoStar also provides benchmarking for the hospitality industry under the STR brand, lease analytical capabilities, and risk management and other debt solutions for lenders. We also offer SaaS for lease management under the CoStar Real Estate Manager and Visual Lease brands.
LoopNet
Our LoopNet Network of commercial real estate websites offers online marketplace services that enable commercial property owners, landlords, and real estate agents working on their behalf to advertise properties for sale or for lease. Commercial real estate agents, buyers, and tenants use the LoopNet Network of online marketplace services to search for available property listings that meet their criteria. With the Domain Acquisition, we also offer commercial real estate listings in Australia.
Other Commercial Real Estate
Other Commercial Real Estate includes revenue from the Matterport Acquisition, BizBuySell Network, and Ten-X's online auctions for commercial real estate. Matterport primarily provides hosting services for its 3D digital twins on a subscription basis. Matterport also provides capture services of spatial data and other add-on services to existing subscription customers and sells 3D capture cameras and accessories. Our BizBuySell Network provides online marketplaces for businesses and franchises for sale.
We expect Commercial Real Estate's revenue growth rate for the year ending December 31, 2026 to moderate compared to the revenue growth rate for the year ended December 31, 2025, due to the lack of benefit from the Matterport Acquisition realized in 2025.
Residential Real Estate
Our residential marketplaces enable renters and homebuyers to find their dream homes by combining our proprietary research and neighborhood content with listing information, while enabling property owners, managers, and real estate agents to advertise their properties. Our flagship brands in the U.S. are Apartments.com, Homes.com, and Land.com. Apartments.com and Land.com provide comprehensive advertising on a subscription basis. Homes.com offers real estate agents subscription memberships promoting the agent's listings and profile on our websites, as well as the ability for real estate agents and homeowners to promote a single listing. Domain and OnTheMarket are our primary brands in Australia and the U.K., respectively. Domain primarily provides agents premium listings on a transactional basis. OnTheMarket hosts agents' listings on a subscription basis. We expect Residential Real Estate's revenue growth rate for the year ending December 31, 2026 to accelerate compared to the revenue growth rate for the year ended December 31, 2025, due to a full year's benefit of the Domain Acquisition completed in August 2025 and an increase in the number of Homes.com members.
Subscription-based Services
The majority of our revenue is generated from service offerings that are distributed to our customers under subscription-based agreements that typically renew automatically and have a term of at least one year. We recognize subscription revenue on a straight-line basis over the life of the contract.

For the years ended December 31, 2025, 2024, and 2023, our annualized net new bookings of subscription-based services on all contracts were approximately $308 million, $250 million, and $286 million, respectively. Net new bookings is calculated based on the annualized amount of change in our sales bookings resulting from new subscription-based contracts, changes to existing subscription-based contracts, and cancellations of subscription-based contracts for the period reported. Net new bookings is calculated on all subscription-based contracts without regard to contract term. Net new bookings is considered an operating metric that is an indicator of future subscription revenue growth and is also used as a metric of sales force productivity by us and investors. However, information regarding net new bookings is not comparable to, nor should it be substituted for, an analysis of our revenue over time. Revenue from our subscription-based contracts were approximately 93%, 96%, and 95% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively.
For the trailing 12 months ended December 31, 2025, 2024, and 2023, our contract renewal rates for existing company-wide CoStar Group subscription-based services for contracts with a term of at least one year were approximately 89%, 89%, and 90%, respectively; and, therefore, our cancellation rates for those services during the same periods were approximately 11%, 11%, and 10%, respectively. Contract renewal rates are calculated on all subscription-based contracts with a term of at least one year. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, we believe that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing 12-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our customers, reductions in customer spending, or decreases in our customer base. Revenue from our subscription-based contracts with a term of at least one year were approximately 76%, 81%, and 82% of total revenue for the trailing 12 months ended December 31, 2025, 2024, and 2023, respectively. The decrease in the percentage of our revenue from subscription-based contracts with a term of at least one year from 2024 to 2025 was primarily due to Domain, which sells listings on its platforms on a transactional basis, as well as the transactional products and services sold by Matterport.
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
Our key priorities for 2026 currently include:
•Integration of our residential platforms. Deploying Homes.com in Australia and the U.K. through the integrations of our Domain and OnTheMarket businesses. Leveraging rentals marketing and lead generation across platforms, in particular, Apartments.com and Homes.com. Scaling Homes.com through new product releases including depth advertising and the new homes builder program. Continue to develop new and improved tools for residential agents and brokers to help amplify their reach.
•Launching additional AI-enabled features across our products. We plan to extend the revolutionary capability of Homes AI across the Company’s portfolio of leading platforms, including Apartments.com, CoStar, LoopNet, Land.com and BizBuySell.com - ushering in a new era of intelligent, conversational real estate discovery. Our AI capabilities draw from property data, Matterport 3D digital twin technology, images, proprietary school data, neighborhood insights, and market intelligence.
•Continuing to expand our CoStar offerings with additional modules, including new data and enhanced analytics. We plan to add new homes data, valuation capabilities, lease benchmarking data, and debt benchmarking. These enhancements will continue to drive new subscribers and additional usage under one platform.
•International expansion of LoopNet and CoStar. We launched our LoopNet branded advertising products in Spain and France and continue to expand our footprint of commercial listings in these markets. We plan to continue integrating Domain and expect to launch LoopNet into the Australian market. In addition, we expect to launch CoStar in France and Australia.
•Leveraging technology and AI capabilities in our internal processes. We are using advanced technology, including AI, to improve data collection, data generation, and data quality. AI is driving research efficiencies, improving data quality, and increasing the pace of product development. Proprietary data, an integrated delivery platform, and bespoke research processes underpin our product solutions.
We intend to continue to assess the need for additional investments in our business in order to develop and distribute new services and functionality within our current platform or expand the reach of, or otherwise improve, our current service offerings. Any future product development or expansion of services, combination and coordination of services, or elimination of services or corporate expansion, development, or restructuring efforts could reduce our profitability and increase our capital expenditures. Any new investments, changes to our service offerings, or other unforeseen events could cause us to experience reduced revenue or generate losses and negative cash flow from operations in the future. Any development efforts must comply with our credit facility, which contains restrictive covenants that restrict our operations and use of our cash flow and may prevent us from taking certain actions that we believe could increase our profitability or otherwise enhance our business.
For further discussion of our Company, strategy, and products, see our business overview set forth in "Item 1. Business" in this Report.
Non-GAAP Financial Measures
We prepare and publicly release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain non-GAAP financial measures in our public releases, investor conference calls, and filings with the SEC. The non-GAAP financial measures that we may disclose include EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted EPS.
EBITDA is our net income (loss) before interest income or expense, net, other expense or income, net, loss on debt extinguishment, income taxes, depreciation and amortization.
We typically disclose EBITDA on a consolidated and an operating segment basis in our earnings releases, investor conference calls, and filings with the SEC.
Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition- and integration-related costs, restructuring and related costs, including certain advisory fees, and settlements and impairments incurred outside our ordinary course of business.
Adjusted EBITDA margin represents Adjusted EBITDA divided by revenue for the period.
Adjusted Net Income represents our net income (loss) adjusted for stock-based compensation expense, acquisition- and integration-related costs, including gains or losses on equity investments acquired in prospective targets and related to deal-contingent financial instruments, restructuring costs, settlement and impairment costs incurred outside our ordinary course of business, and loss on debt extinguishment, as well as amortization of acquired intangible assets and other related costs, and then subtracting an assumed provision for income taxes.
Adjusted EPS represents Adjusted Net Income divided by the number of diluted shares outstanding for the period used in the calculation of GAAP earnings per diluted share. For periods with GAAP net losses and Adjusted Net Income, the weighted average outstanding shares used to calculate Adjusted EPS includes potentially dilutive securities that were excluded from the calculation of GAAP earnings per share as the effect was anti-dilutive.
We disclose Adjusted EBITDA, Adjusted EBITDA margin, and Adjusted Net Income on a consolidated basis in our earnings releases, investor conference calls, and filings with the SEC.
The non-GAAP financial measures that we use may not be comparable to similarly titled measures reported by other companies. Also, in the future, we may disclose different non-GAAP financial measures in order to help our investors meaningfully evaluate and compare our results of operations to our previously reported results of operations or to those of other companies in our industry.
We view EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted EPS as operating performance measures. We believe that the most directly comparable GAAP financial measure to EBITDA, Adjusted EBITDA, and Adjusted Net Income is net income. We believe the most directly comparable GAAP financial measure to Adjusted EPS and Adjusted EBITDA margin are earnings per diluted share and net income (loss) divided by revenue, respectively. In calculating EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted EPS, we exclude from net income (loss) the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions.

EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted EPS are not measurements of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss), or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted EPS as a substitute for any GAAP financial measure, including net income (loss) and earnings per diluted share. In addition, we urge investors and potential investors in our securities to carefully review the GAAP financial information included as part of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that are filed with the SEC, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted EPS.
EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted EPS may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and accompanying reconciliations, provide additional information to investors that is useful to understand the factors and trends affecting our business without the impact of certain acquisition-related items. We have spent more than 35 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to these acquisitions, our net income (loss) has included significant charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs, including gains and losses on equity investments acquired in prospective targets and related to deal-contingent financial instruments, restructuring and related costs, including certain advisory fees, and loss on debt extinguishment. Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted EPS exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for amortization of acquired intangible assets, depreciation and other amortization; acquisition- and integration-related costs, restructuring and related costs, including certain advisory fees, and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year without the impact of these items. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest income or expense, net, other expense or income, net, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, restructuring and related costs, including certain advisory fees, loss on debt extinguishment, and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts, and others have regularly relied on EBITDA and may rely on Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, or Adjusted EPS to provide a financial measure by which to compare our operating performance against that of other companies in our industry.
Set forth below are descriptions of financial items that have been excluded from net income (loss) to calculate EBITDA and the material limitations associated with using this non-GAAP financial measure as compared to net income (loss):
•Amortization of acquired intangible assets in cost of revenue may be useful for investors to consider because it represents the diminishing value of any acquired trade names and other intangible assets and the use of our acquired technology, which is one of the sources of information for our database of commercial real estate information. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.
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
•The amount of restructuring and related costs, including certain advisory costs, incurred may be useful for investors to consider because they generally represent costs incurred in connection with changes to the structure of our operations, governance, offices and related properties, and suppliers or employees used to deliver services and include costs to terminate contracts, advisory fees, and other professional services, and severance. Because we do not carry out restructuring activities on a predictable cycle, we do not consider the amount of restructuring-related costs to be a representative component of the day-to-day operating performance of our business.
The financial items that have been excluded from our net income to calculate Adjusted Net Income and Adjusted EPS are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs, including gains or losses on equity investments acquired in prospective targets and related to deal-contingent financial instruments, restructuring and related costs, and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of Adjusted EBITDA together with the material limitations associated with using non-GAAP financial measures as compared to net income (loss). In addition to these exclusions from net income, we subtract an assumed provision for income taxes to calculate Adjusted EPS. In 2025, 2024, and 2023, we assume a 26.0% tax rate, which approximates our historical long-term statutory corporate tax rate, excluding the impact of discrete items.
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

Consolidated Results of Operations
The following table provides our selected consolidated results of operations for the indicated periods (in millions and as a percentage of total revenue):

	Year Ended December 31,
	2025		2024		2023
Revenue	$3,247	100%	$2,736	100%	$2,455	100%
Cost of revenue	686	21	558	20	491	20
Gross profit	2,561	79	2,178	80	1,964	80
Operating expenses:
Selling and marketing (excluding customer base amortization)	1,560	48	1,364	50	990	40
Software development	406	13	326	12	268	11
General and administrative	549	17	439	16	382	16
Customer base amortization	118	4	44	2	42	2
Total operating expenses(1)	2,633	81	2,173	79	1,682	69
Income (loss) from operations(1)	(72)	(2)	5	—	282	11
Interest income, net	110	3	213	8	214	9
Other income (expense), net	(8)	—	(8)	—	6	—
Income before income taxes(1)	30	1	210	8	502	20
Income tax expense	23	1	71	3	127	5
Net income(1)	$7	—%	$139	5%	$375	15%
__________________________
(1) Amounts may not foot due to rounding.
The following table provides our revenue by type of service (in millions and as a percentage of total revenue):

	Year Ended December 31,
	2025		2024(1)		2023(1)
Commercial Real Estate
CoStar	$1,259	39%	$1,156	42%	$1,096	45%
LoopNet	312	10	282	10	265	11
Other Commercial Real Estate	216	7	77	3	82	3
Total Commercial Real Estate	1,787	55	1,515	55	1,443	59
Residential Real Estate	1,460	45	1,221	45	1,012	41
Total revenue(2)(3)	$3,247	100%	$2,736	100%	$2,455	100%
__________________________
(1) We have recast certain prior period disclosures to align with the way we internally manage our business. See Note 2 of the Notes to the Consolidated Financial Statements included in Part IV of this Report for additional information.
(2) For further discussion of our Company, strategy, and products, see our business overview set forth in "Item 1. Business" in this Report.
(3) Totals may not foot due to rounding.

Comparison of Year Ended December 31, 2025 and Year Ended December 31, 2024
The following table provides a comparison of our selected consolidated results of operations for the years ended December 31, 2025 and 2024 (in millions):

	2025	2024(1)	Increase (Decrease)	Increase (Decrease)
Revenue
Commercial Real Estate
CoStar	$1,259	$1,156	$103	9%
LoopNet	312	282	30	11
Other Commercial Real Estate	216	77	139	181
Total Commercial Real Estate	1,787	1,515	272	18
Residential Real Estate	1,460	1,221	239	20
Total revenue	3,247	2,736	511	19
Cost of revenue	686	558	128	23
Gross profit	2,561	2,178	383	18
Operating expenses:
Selling and marketing (excluding customer base amortization)	1,560	1,364	196	14
Software development	406	326	80	25
General and administrative	549	439	110	25
Customer base amortization	118	44	74	168
Total operating expenses	2,633	2,173	460	21
Income (loss) from operations	(72)	5	(77)	NM(2)
Interest income, net	110	213	(103)	(48)
Other expense, net	(8)	(8)	—	—
Income before income taxes	30	210	(180)	(86)
Income tax expense	23	71	(48)	(68)
Net income	$7	$139	$(132)	(95)%
__________________________
(1) We have recast certain prior period disclosures to align with the way we internally manage our business. See Note 2 of the Notes to the Consolidated Financial Statements included in Part IV of this Report for additional information.
(2) Not meaningful.
Revenue. Revenue increased $511 million, or 19%, to $3.2 billion, driven by the following:
Commercial Real Estate revenue increased $272 million, or 18%, to $1.8 billion due to:
•an increase in CoStar revenue of $103 million, or 9%, due to an increase in subscribers and inflation-based price increases and an increase of $35 million of revenue from the Visual Lease Acquisition completed in November 2024,
•an increase in LoopNet revenue of $30 million, or 11%, due to an increase in the number of paid listings and an increase in the average price per listing, as well as $6 million of CRE listings revenue from the Domain Acquisition in August 2025, and
•an increase in Other Commercial Real Estate of $139 million, or 181% due to $147 million of revenue from the Matterport Acquisition, partially offset by a reduction in auction revenue.
Residential Real Estate revenue increased $239 million, or 20%, to $1.5 billion due to:
•an increase in the number of agents and properties advertised on our network, partially offset by a reduction in average price and
•$95 million of revenue from the Domain Acquisition completed in August 2025.

Gross Profit and Cost of Revenue. Gross profit increased $383 million, or 18%, to $2.6 billion in 2025, and the gross profit percentage decreased from 80% to 79%. The increase in gross profit was due to higher revenue partially offset by an increase in the cost of revenue. Cost of revenue increased $128 million, or 23% to $686 million and, as a percentage of revenue, increased from 20% to 21%. The increase in cost of revenue primarily included:
•an increase in amortization expense for the acquired technology and trade names from the Matterport Acquisition and the Domain Acquisition,
•an increase of $28 million in costs related to sales of Matterport equipment and capture services,
•an increase in personnel costs and related overheads of $34 million primarily related to additional headcount from the Matterport Acquisition and the Domain Acquisition,
•an increase in software and equipment costs of $18 million, primarily driven by product web hosting costs due to the Matterport Acquisition and the Domain Acquisition, and growth in our core products, and
•an increase in payment processing fees of $6 million, primarily due to growth in revenue.
Selling and Marketing Expenses (Excluding Customer Base Amortization). Selling and marketing expenses increased $196 million, or 14%, to $1.6 billion and, as a percentage of revenue, decreased from 50% to 48%. The increase primarily included:
•an increase in personnel costs and related overheads, primarily related to sales hiring and the sales force from the Matterport Acquisition and the Domain Acquisition,
•an increase in commissions expense of $36 million,
•an increase in occupancy, equipment costs and supplies of $10 million related to our sales force,
•an increase of $8 million related to sales force travel, conferences, and development activities, and
•an increase of $5 million in third-party commissions driven by the Matterport Acquisition, partially offset by
•a decrease in marketing expenses of $10 million.
Software Development Expenses. Software development expenses increased $80 million, or 25% to $406 million and, as a percentage of revenue, increased from 12% to 13%. The increase primarily included:
•an increase in personnel costs and related overheads, primarily due to additional headcount from the Matterport and Domain Acquisitions, as well as costs for our existing employees and
•an increase in software and equipment costs of $4 million, primarily driven by the Matterport Acquisition.
General and Administrative Expenses. General and administrative expenses increased $110 million, or 25%, to $549 million and, as a percentage of revenue, increased from 16% to 17%. The increase primarily included:
•an increase in personnel costs and related overheads primarily related to additional headcount from the Matterport Acquisition and the Domain Acquisition, as well as costs for our existing employees,
•an increase in professional service fees of $19 million, primarily related to acquisition activities and costs to defend our intellectual property, and
•an increase in software and equipment costs of $14 million, primarily driven by the Matterport Acquisition.
Customer Base Amortization Expense. Customer base amortization expense increased $74 million, or 168%, to $118 million and, as a percentage of revenue, increased from 2% to 4%. The increase was primarily due to the Matterport Acquisition, Domain Acquisition, and Visual Lease Acquisition.
Interest Income, Net. Interest income, net decreased $103 million, or 48%, to $110 million. The decrease was primarily due to a decrease in our cash and cash equivalents, primarily driven by the Matterport and Domain Acquisition, and the Prior Stock Repurchase Program.

Income Tax Expense. Income tax expense decreased $48 million, or 68%, to $23 million and the effective tax rate was 77% of income before income taxes compared to 34% of income before income taxes for the year ended December 31, 2024. The decrease in income tax expense was primarily attributable to lower U.S. income. The increase in the effective tax rate is primarily attributable to lower U.S. income.
Comparison of Year Ended December 31, 2024 and Year Ended December 31, 2023
The following table provides a comparison of our selected consolidated results of operations for the years ended December 31, 2024 and 2023 (in millions):

	2024(1)	2023(1)	Increase (Decrease)	Increase (Decrease)
Revenue
Commercial Real Estate
CoStar	$1,156	$1,096	$60	5%
LoopNet	282	265	17	6
Other Commercial Real Estate	77	82	(5)	(6)
Total Commercial Real Estate	1,515	1,443	72	5
Residential Real Estate	1,221	1,012	209	21
Total revenue	2,736	2,455	281	11
Cost of revenue	558	491	67	14
Gross profit	2,178	1,964	214	11
Operating expenses:
Selling and marketing (excluding customer base amortization)	1,364	990	374	38
Software development	326	268	58	22
General and administrative	439	382	57	15
Customer base amortization	44	42	2	5
Total operating expenses	2,173	1,682	491	29
Income from operations	5	282	(277)	(98)
Interest income, net	213	214	(1)	—
Other income (expense), net	(8)	6	(14)	NM(2)
Income before income taxes	210	502	(292)	(58)
Income tax expense	71	127	(56)	(44)
Net income	$139	$375	$(236)	(63)%
__________________________
(1) We have recast certain prior period disclosures to align with the way we internally manage our business. Refer to Note 2 of the Notes to the Consolidated Financial Statements included in Part IV of this Report for additional information.
(2) Not meaningful.
Revenue increased $281 million, or 11%, to $2.7 billion, driven by the following:
Commercial Real Estate revenue increased $72 million, or 5%, to $1.5 billion due to:
•an increase in CoStar revenue of $60 million, or 5%, due to an increase in subscribers and inflation-based price increases and $7 million of revenue from the Visual Lease Acquisition completed in November 2024,
•an increase in LoopNet revenue of $17 million, or 6%, due to an increase in the average price per listing and an increase in the number of listings, and
•a decrease in Other Commercial Real Estate of $5 million or 6%, due to a reduction in auction revenue.
Residential Real Estate revenue increased $209 million, or 21%, to $1.2 billion due to:
•an increase in the number of agents and properties advertised on our network,
•an increase of $83 million from customers selecting higher priced packages on renewals and increases in prices for existing customers, and

•an increase of $39 million from a full year's results of OnTheMarket, which was acquired in December 2023.
For a comparison of gross profit, cost of revenue, and expenses for the fiscal year ended December 31, 2024 to the year ended December 31, 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on the Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 19, 2025.
Comparison of Business Segment Results for Year Ended December 31, 2025 and Year Ended December 31, 2024
We manage our business by product portfolio in two operating segments, with the primary areas of measurement and decision-making being Commercial Real Estate and Residential Real Estate. Segment reporting is based on the management approach, whereby external segment reporting is aligned with the internal reporting used by the CODM, which is the Company’s Chief Executive Officer. The CODM relies on an internal management reporting process that provides operating segment revenue, EBITDA, and Adjusted EBITDA for making decisions and assessing performance as the source of the Company’s reportable segments. Adjusted EBITDA is used by management internally to measure operating and management performance and to evaluate the performance of the business. Operating results by segment include items that are directly attributable to each segment and also include shared expenses such as legal, including settlements and fines, corporate infrastructure and support costs, facilities, and IT expenses from our integrated platform. Shared expenses are primarily allocated based on revenue or headcount. There are no intersegment transactions. Refer to Note 2 and Note 13 of the Notes to the Consolidated Financial Statements included in Part IV of this Report for additional information.
Segment Adjusted EBITDA. Commercial Real Estate Adjusted EBITDA increased $70 million to $672 million for the year ended December 31, 2025. The increase was primarily driven by:
•the increase in revenue discussed above, partially offset by
•higher personnel costs, primarily attributable to the Matterport and Visual Lease Acquisitions completed in February 2025 and November 2024, respectively, as well as higher costs related to headcount growth within existing brands,
•a $58 million increase in general and administrative expenses, largely attributable to incremental expenses from Matterport's post-acquisition operations, including costs of product web hosting, sales of Matterport equipment, and capture services, and third-party commissions, and
•a $13 million increase in marketing expenses, primarily related to the Matterport Acquisition.
Residential Real Estate Adjusted EBITDA improved by $131 million to a loss of $230 million for the year ended December 31, 2025. The improvement was primarily driven by:
•the increase in revenue discussed above,
•a $24 million decrease in marketing expenses, partially offset by
•an increase in personnel costs, primarily driven by higher sales headcount from existing brands, as well as an increase in headcount from the Domain Acquisition, and
•a $29 million increase in general and administrative expenses for product hosting and occupancy costs, driven largely by the Domain Acquisition, and to a lesser extent from our existing brands.
Comparison of Business Segment Results for Year Ended December 31, 2024 and Year Ended December 31, 2023
We have recast certain prior period disclosures to align with the way we internally manage our business. Refer to Note 2 and Note 13 of the Notes to the Consolidated Financial Statements included in Part IV of this Report for additional information.
Segment Adjusted EBITDA. Commercial Real Estate Adjusted EBITDA increased $66 million to $602 million for the year ended December 31, 2024. The increase was primarily driven by:
•the increase in revenue discussed above,
•a $28 million decrease in marketing expenses, partially offset by
•an increase in general and administrative expenses, largely related to professional services associated with defending our intellectual property and other legal matters, as well as product hosting costs, and

•a $15 million increase in personnel costs for existing employees, as well as incremental costs related to the Visual Lease Acquisition completed in November 2024.
Residential Real Estate Adjusted EBITDA decreased $317 million to a loss of $361 million for the year ended December 31, 2024. The decrease was primarily driven by:
•a $327 million increase in marketing expenses,
•a $143 million increase in personnel costs, reflecting headcount growth within our sales organization for existing brands and the impact of the OnTheMarket acquisition,
•an increase in general and administrative expenses largely driven by higher product hosting costs, professional services incurred defending our intellectual property, and occupancy costs, partially offset by
•the increase in revenue discussed above.
Liquidity and Capital Resources
We believe the balance of cash, cash equivalents, and restricted cash, which was $1.7 billion as of December 31, 2025, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Our material cash requirements include the following contractual and other obligations.
Debt. As of December 31, 2025, we had outstanding an aggregate principal amount of $1.0 billion of Senior Notes due July 15, 2030. Future interest payments associated with the Senior Notes are $140 million, with $28 million payable within 12 months.
Leases. We have operating and finance lease arrangements for office facilities, data centers, and certain vehicles. As of December 31, 2025, we had fixed operating lease payment obligations of $161 million, with $29 million payable within 12 months, and fixed finance lease payment obligations of $12 million, with $6 million payable within 12 months.
Purchase Obligations. Our purchase obligations are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the transaction and have an original term greater than one year. The services acquired under these agreements primarily relate to web hosting, sponsorship agreements, third-party data or listings, and software subscriptions. As of December 31, 2025, we had purchase obligations of $205 million, with $115 million payable within 12 months.
Construction Commitments. We are expanding our Richmond, Virginia campus, which is expected to result in a material cash requirement in 2026. We broke ground on the expansion in November 2022 and expect construction to be substantially completed in the first half of 2026. We have engaged a project manager, architects, and a general contractor on terms that generally require payments as services are provided or construction is performed. As of December 31, 2025, we are obligated to spend an additional $155 million as further work is performed under these contracts. We intend to fund these expenditures with cash on hand.
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
Stock Repurchase Program. In February 2025, the Board of Directors approved the Prior Stock Repurchase Program which authorized the repurchase of up to $500 million of CoStar Group Shares. The repurchases under the Prior Stock Repurchase Agreement were completed in December 2025. In December 2025, the Board of Directors approved a Stock Repurchase Program which authorizes, but does not obligate, the repurchase of up to $1.5 billion of CoStar Group Shares. Stock repurchases may be effected through open market and privately negotiated purchases, from time to time as market conditions shall warrant, or such other method as advised by the Company’s advisors, including without limitation pursuant to an accelerated share repurchase program or issuer self-tender offer. Repurchases may be made from time to time at management's discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time at the Company’s discretion.
During the year ended December 31, 2025, we repurchased 7.1 million CoStar Group Shares for an aggregate cost of $500 million under the Prior Stock Repurchase Program, including shares repurchased under an ASR agreement. As a result, no balance remains available for repurchases under that program. No shares were repurchased under the Stock Repurchase Program during the year ended December 31, 2025. As of December 31, 2025, $1.5 billion remained available for repurchases under the Stock Repurchase Program. We currently expect to repurchase approximately $700 million of CoStar Group Shares during 2026, including a planned $500 million accelerated share repurchase of CoStar Group Shares to be executed in the first quarter of 2026, followed by approximately $200 million of additional open-market repurchases during the remainder of the year.
Cash on Hand. Cash, cash equivalents, and restricted cash decreased to $1.7 billion as of December 31, 2025, compared to cash and cash equivalents of $4.7 billion as of December 31, 2024. The decrease in cash, cash equivalents and restricted cash for the year ended December 31, 2025 was primarily due to $2.8 billion of cash used in investing activities and $559 million of cash used in financing activities, partially offset by cash provided by operating activities of $430 million.
Net cash provided by operating activities for the year ended December 31, 2025 was $430 million compared to $393 million for the year ended December 31, 2024. The $37 million increase in net cash provided by operating activities was primarily driven by an increase in non-cash expenses, partially offset by a decrease in working capital of $149 million and a decrease in net income.
Net cash used in investing activities for the year ended December 31, 2025 was $2.8 billion compared to $913 million for the year ended December 31, 2024, primarily driven by the Matterport Acquisition and the Domain Acquisition, including the initial purchase of equity securities of Domain, partially offset by proceeds from the sale of investments and a decrease in purchases of property, equipment, and other assets for new campuses.
Net cash used in financing activities for the year ended December 31, 2025 was $559 million compared to $14 million for the year ended December 31, 2024. The increase in net cash used in financing activities was primarily driven by repurchases of CoStar Group Shares under the Prior Stock Repurchase Program and repurchases of restricted stock to satisfy tax withholding obligations.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures. While we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We consider the accounting for the following matters to contain critical accounting estimates:
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
Goodwill represents the future economic benefits arising from a business combination and is calculated as the excess of purchase consideration paid in a business combination over the fair value of assets of the net identifiable assets acquired. Goodwill is not amortized, but instead tested for impairment at least annually by each reporting unit, or more frequently if an event or other circumstance indicates that the fair value of a reporting unit may be below its carrying amount. We may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or elect to bypass the qualitative assessment. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or we elect to bypass the qualitative assessment, we then perform a quantitative assessment by determining the fair value of each reporting unit. We estimate the fair value of each reporting unit based on a projected discounted cash flow model that includes significant assumptions and estimates, including our discount rate, growth rate, and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies and determined by management to be commensurate with the risk in our current business model. Assumptions about the growth rate and future financial performance of a reporting unit are based on our forecasts, business plans, economic projections, and anticipated future cash flows. These assumptions are subject to change from period-to-period and could be adversely impacted by the uncertainty surrounding global market conditions, commercial real estate conditions, and the competitive environment in which we operate. Changes in these or other factors could negatively affect our reporting units' fair value and potentially result in impairment charges. Such impairment charges could have an adverse effect on our results of operations. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.
As discussed in Note 2 of the Notes to the Consolidated Financial Statements included in Part IV of this Report, in the fourth quarter of 2025 there was a change to our reporting units. As a result of this change, we allocated goodwill to our new reporting units using a relative fair value approach. In addition, the Company performed a quantitative goodwill impairment assessment for all reporting units immediately prior and subsequent to the reallocation and determined that no goodwill impairment existed.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We provide information, analytics, and online marketplace services to real estate and related business communities within the regions where we operate, which primarily include North America, Asia-Pacific, Europe, and Latin America. The functional currency for a majority of our operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound or U.S. Dollar.
Fluctuations in the British Pound, Canadian Dollar, Australian Dollar, and Euro may have an impact on our business, results of operations, and financial position. For the years ended December 31, 2025 and December 31, 2024, revenue denominated in foreign currencies were approximately 9% and 5% of total revenue, respectively. For the years ended December 31, 2025 and December 31, 2024, our revenue would have decreased by approximately $29 million and $14 million, respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the years ended December 31, 2025 and December 31, 2024, our revenue would have increased by approximately $29 million and $14 million, respectively, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. As of December 31, 2025, accumulated other comprehensive loss included a gain from foreign currency translation adjustments of approximately $80 million.
We do not believe we have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of December 31, 2025. As of December 31, 2025, we had $1.7 billion of cash, cash equivalents, and restricted cash. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA-rated Government and Treasury Money Market Funds.
We are subject to interest rate market risk in connection with our revolving credit facility. On May 20, 2024, we entered into the 2024 Credit Agreement, which provides for variable rate borrowings of up to $1.1 billion. On July 1, 2020, we issued $1.0 billion aggregate principal amount of Senior Notes. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all of our borrowings except for our credit facility are fixed rate, and no amounts were outstanding under our credit facility as of December 31, 2025. See Note 10 of the Notes to the Consolidated Financial Statements included in Part IV of this Report for additional information regarding our 2024 Credit Agreement.
We had approximately $6.7 billion of goodwill and intangible assets as of December 31, 2025. As of December 31, 2025, we believe our intangible assets will be recoverable; however, changes in the economy, the industry in which we operate, and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the asset exceeds its fair value. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. These controls also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any systems of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives. Accordingly, management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of December 31, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, and were operating at a reasonable assurance level.
We are continuing to integrate the internal controls over financial reporting of recent acquisitions. These activities may require modifications to certain processes, systems, and other components of internal controls over financial reporting. Consistent with our process changes, we evaluate the design and effectiveness of the internal controls as part of our overall assessment of disclosure controls and procedures.
Other than the integration activities associated with recent acquisitions, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management of CoStar Group is responsible for establishing and maintaining adequate internal control over financial reporting and assessing its effectiveness. Internal control over financial reporting, as defined by the SEC, is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Our internal control over financial reporting is supported by written policies and procedures, which (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and asset dispositions; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with management's and directors' authorization; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of internal control over financial reporting as of December 31, 2025, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by COSO. This assessment included evaluating the design and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management concluded that internal control over financial reporting was effective as of December 31, 2025.
Ernst & Young LLP, our independent registered public accounting firm, audited the financial statements included in this report and issued an attestation report on the effectiveness of internal control over financial reporting, a copy of which is included in this Report.
CoStar Group completed the Matterport Acquisition and Domain Acquisition in February 2025 and August 2025, respectively. As permitted by the SEC, we have elected to exclude the internal controls of these acquisitions, which have not been integrated into our existing processes and controls, from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. The excluded financial position of Matterport and Domain collectively represented less than 5% of our total assets, excluding the preliminary value of goodwill and other intangible assets as of December 31, 2025, and less than 10% of our revenue for the year then ended. We will include the internal controls of Matterport and Domain in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2026.
Item 9B.    Other Information.
Insider Trading Arrangements Intended to Satisfy the Affirmative Defense of Rule 10b5-1(c)
During the three months ended December 31, 2025, two officers of the Company entered into trading plans intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (each such trading plan, a "Plan"), as discussed below.
On November 14, 2025, Cynthia Cann, Chief Accounting Officer, entered into a Plan that provides for the sale of up to 3,986 CoStar Group Shares. Ms. Cann’s plan terminates on July 31, 2026, for a duration of 259 days.
On December 4, 2025, Michael Desmarais, Chief Human Resources Officer, entered into a Plan that provides for the sale of up to 5,000 CoStar Group Shares. Mr. Desmarais's Plan terminates on July 31, 2026, for a duration of 239 days.
During the three months ended December 31, 2025, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance
CoStar Group has adopted a Code of Business Conduct and Ethics for its directors, officers, contractors, and employees, including its principal executive, financial and accounting officers, or persons performing similar functions. Copies of the Code may be found in the “Investors” section of the Company’s website at https://investors.costargroup.com/corporate-governance/governance-documents. We intend to disclose future amendments to certain provisions of our Codes, or waivers of such provisions granted to executive officers and directors, as required by the SEC rules on the Company's website within four business days following the date of such amendment or waiver.
We have adopted an Insider Trading Compliance Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules, regulations, and NYSE listing standards. A copy of our Insider Trading Compliance Policy is included as Exhibit 19.1 to this Report.
The remaining information required by this Item is incorporated by reference to our Proxy Statement for our 2026 annual meeting of stockholders under the captions “Director Nominees,” “Executive Officers,” Corporate Governance Highlights,” “Board Committees,” “Insider trading arrangements and policies,” and, if applicable, “Delinquent Section 16(a) Reports.”
Item 11.    Executive Compensation
The information required by this Item is incorporated by reference to our Proxy Statement for our 2026 annual meeting of stockholders under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to our Proxy Statement for our 2026 annual meeting of stockholders under the captions “Equity Compensation Plan Information” and “Stock Ownership Information.”
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to our Proxy Statement for our 2026 annual meeting of stockholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters.”
Item 14.    Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to our Proxy Statement for our 2026 annual meeting of stockholders under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

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

*10.1	CoStar Group, Inc. 2025 Stock Incentive Plan (Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 30, 2025).
*10.2
Form of CoStar Group, Inc. 2025 Stock Incentive Plan Restricted Stock Grant Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2025).

*10.3
Form of CoStar Group, Inc. 2025 Stock Incentive Plan Restricted Stock Unit Grant Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2025).

*10.4
Form of CoStar Group, Inc. 2025 Stock Incentive Plan Restricted Stock Grant Agreement for Service Awards between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2025).

*10.5	Form of CoStar Group Inc. 2025 Stock Incentive Plan Performance Stock Unit Grant Agreement between the Registrant and certain of its officers (filed herewith).
*10.6
CoStar Group, Inc. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of the Registrant (Reg. No. 333-212278) filed with the SEC on June 28, 2016).

*10.7	First Amendment to the CoStar Group, Inc. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 25, 2018).
*10.8
Form of CoStar Group, Inc. 2016 Plan Restricted Stock Grant Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2016).

Exhibit No.	Description
*10.9
Form of CoStar Group, Inc. 2016 Plan Restricted Stock Grant Agreement for Service Awards between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2016).

*10.10
Form of CoStar Group, Inc. 2016 Plan Restricted Stock Unit Grant Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2016).

*10.11
Form of CoStar Group, Inc. 2016 Plan Incentive Stock Option Grant Agreement between the Registrant and certain of its officers and employees (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2016).

*10.12
Form of CoStar Group, Inc. 2016 Plan Incentive Stock Option Grant Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2016).

*10.13
Form of CoStar Group, Inc. 2016 Plan Nonqualified Stock Option Grant Agreement between the Registrant and certain of its officers, directors and employees (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2016).

*10.14
Form of CoStar Group, Inc. 2016 Plan Nonqualified Stock Option Grant Agreement between the Registrant and Andrew C. Florance (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2016).

*10.15	CoStar Group, Inc. 2016 Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2016).
*10.16	CoStar Group Inc. 2026 Cash Incentive Plan (filed herewith).
*10.17
Second Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 ( Reg. No. 333-258220) filed with the SEC on July 28, 2021).

*10.18	Canadian Addendum to CoStar Group ESPP (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 20, 2025).
*10.19	CoStar Group, Inc. Amended and Restated CoStar Group, Inc. Management Stock Purchase Plan (filed herewith).
*10.20	Summary of Non-Employee Director Compensation (filed herewith).
*10.21
Employment Agreement for Andrew C. Florance (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-47953) filed with the SEC on April 27, 1998).

*10.22
First Amendment to Andrew C. Florance Employment Agreement, effective January 1, 2009 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 24, 2009).

*10.23
Second Amendment to Andrew C. Florance Employment Agreement, entered into January 6, 2026 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 7, 2026).

10.24
Form of Indemnification Agreement between the Registrant and each of its officers and directors (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2004).

*10.25
CoStar Group, Inc. Amended Executive Severance Plan, dated as of February 13, 2026 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 13, 2026).

10.26
Deed of Office Lease by and between GLL L-Street 1331, LLC and CoStar Realty Information, Inc., dated February 18, 2011, and made effective as of June 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on form 10-Q filed with the SEC on April 29, 2011).

10.27
Credit Agreement, dated as of May 24, 2024, by and among CoStar Group, Inc., as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2024).

10.28
Support Agreement, dated as of April 6, 2025, among the Company, D. E. Shaw & Co., L.P. and D. E. Shaw Oculus Portfolios, L.L.C (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2025).

10.29
Support Agreement, dated as of April 6, 2025, among the Company and Third Point parties thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2025).

*10.30
Matterport, Inc. 2021 Incentive Award Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-285422) filed with the SEC on February 28, 2025)

Exhibit No.	Description
*10.31
Form of Option Agreement under the Matterport, Inc. 2021 Incentive Award Plan (Incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-285422) filed with the SEC on February 28, 2025).

*10.32
Form of Restricted Stock Unit Agreement under the Matterport, Inc. 2021 Incentive Award Plan (Incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-285422) filed with the SEC on February 28, 2025).

*10.33
Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-285422) filed with the SEC on February 28, 2025).

*10.34
Form of Option Agreement under the Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-285422) filed with the SEC on February 28, 2025).

*10.35
Form of Restricted Stock Unit Agreement under the Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-285422) filed with the SEC on February 28, 2025).

10.36
Scheme Implementation Deed, dated May 9, 2025, by and between CoStar Group, Inc., Domain Holdings Australia Limited and Andromeda Australia SubCo Pty Limited (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2025).

19.1	CoStar Group, Inc. Insider Trading Compliance Policy (Incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 20, 2025).
21.1	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1	CoStar Group, Inc. Policy for Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97 to the Registrant's Annual Report on Form 10-K filed February 22, 2024).
101.INS
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).
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

COSTAR GROUP, INC.

	By:	/s/ Andrew C. Florance
February 25, 2026		Andrew C. Florance
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

Signature	Capacity	Date

/s/ Louise S. Sams	Chairman of the Board of Directors	February 25, 2026
Louise S. Sams

/s/ Andrew C. Florance	Chief Executive Officer and	February 25, 2026
Andrew C. Florance	President and a Director
(Principal Executive Officer)

/s/ Christian M. Lown	Chief Financial Officer	February 25, 2026
Christian M. Lown	(Principal Financial Officer)

/s/ Cynthia C. Cann	Chief Accounting Officer	February 25, 2026
Cynthia C. Cann	(Principal Accounting Officer)

/s/ John C. Berisford	Director	February 25, 2026
John C. Berisford

/s/ Angelique G. Brunner	Director	February 25, 2026
Angelique G. Brunner

/s/ Rachel C. Glaser	Director	February 25, 2026
Rachel C. Glaser

/s/ John W. Hill	Director	February 25, 2026
John W. Hill

/s/ Christine M. McCarthy	Director	February 25, 2026
Christine M. McCarthy

/s/ Robert W. Musslewhite	Director	February 25, 2026
Robert W. Musslewhite

COSTAR GROUP, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CoStar Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CoStar Group, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

How We Addressed the Matter in Our Audit
We performed procedures related to the Company’s internal controls that included, among others, obtaining an understanding, evaluating the design, and testing the operating effectiveness of internal controls over the Company’s accounting for subscription revenue. We tested the controls over the initiation and billing of new and recurring subscriptions and the provisioning of customers. We tested the controls related to the key application interfaces between the provisioning, billing, and accounting systems and tested IT general controls related to access to the relevant applications and data, and changes made to the relevant systems, configurations and interfaces.

We performed substantive audit procedures that included, among others, testing the Company’s accounting for revenue from contracts with customers, by testing, on a sample basis, the completeness and accuracy of the underlying data within the Company’s billing system.

We performed data analytics by extracting data from the general ledger to evaluate the completeness and accuracy of recorded revenue and deferred revenue amounts, tracing a sample of sales transactions to source data, including evidence of cash receipt.

Valuation of Certain Identified Intangible Assets Related to the Acquisitions of Matterport, LLC and Domain Holdings Australia Pty Limited
Description of the Matter
As discussed in Note 4 of the consolidated financial statements, during the year ended December 31, 2025, the Company completed the acquisitions of Matterport, LLC (“Matterport”) and Domain Holdings Australia Pty Limited (“Domain”) for an aggregate purchase price of approximately $3.9 billion. These transactions were accounted for as business combinations using the acquisition method of accounting, which requires, among other things, the identifiable assets acquired and liabilities assumed in the acquiree to be measured at their acquisition-date fair value. Any excess of the fair value of consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed is recorded as goodwill.

Auditing the Company’s accounting for its acquisitions of Matterport and Domain was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of the identifiable intangible assets, which totaled $1.5 billion and consisted of customer relationships, developed technology, and trade name intangible assets. The Company used a discounted cash flow model to measure the customer relationship intangible assets and the relief from royalty approach to value the developed technology and trade name intangible assets. The significant assumptions used in the valuation of the intangible assets included discount rates, royalty rates, customer attrition rates, annual revenue growth rates, and EBITDA margin. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the identification and valuation of the identified intangible assets including management’s review of the valuation models applied and significant underlying assumptions.

To test the estimated fair value of the acquired intangible assets, we performed audit procedures that included, among others, evaluating the Company’s valuation methodologies used, evaluating the significant assumptions discussed above, and testing the completeness and accuracy of the underlying data supporting the significant assumptions. We involved our valuation specialists to assist in evaluating the methodology and certain significant assumptions used in the fair value estimates. For example, we compared the significant assumptions to current industry, market and economic trends as well as to historical results of the acquired business and to other guidelines used by companies within the same industry. In addition, we performed a sensitivity analysis on the significant assumptions to evaluate the change in the fair values of the intangible assets that would result from the changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Tysons, Virginia
February 25, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CoStar Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited CoStar Group, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CoStar Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Matterport, LLC and Domain Holdings Australia Pty Limited, which are included in the 2025 consolidated financial statements of the Company and collectively constituted less than 5% of total assets, excluding the preliminary value of goodwill and other intangible assets as of December 31, 2025, and less than 10% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Matterport, LLC and Domain Holdings Australia Pty Limited.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025 and the related notes and our report dated February 25, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Tysons, Virginia
February 25, 2026

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023

Revenue	$3,247	$2,736	$2,455
Cost of revenue	686	558	491
Gross profit	2,561	2,178	1,964

Operating expenses:
Selling and marketing (excluding customer base amortization)	1,560	1,364	990
Software development	406	326	268
General and administrative	549	439	382
Customer base amortization	118	44	42
	2,633	2,173	1,682
Income (loss) from operations	(72)	5	282
Interest income, net	110	213	214
Other income (expense), net	(8)	(8)	6
Income before income taxes	30	210	502
Income tax expense	23	71	127
Net income	$7	$139	$375

Earnings per share — basic	$0.02	$0.34	$0.92
Earnings per share — diluted	$0.02	$0.34	$0.92

Weighted-average outstanding shares — basic	416.8	406.3	405.3
Weighted-average outstanding shares — diluted	420.7	407.8	406.9
See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$7	$139	$375
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	106	(8)	12
Total other comprehensive income (loss), net of tax	106	(8)	12
Total comprehensive income	$113	$131	$387
See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,633	$4,681
Restricted cash	100	—
Accounts receivable	263	211
Less: Allowance for credit losses	(29)	(23)
Accounts receivable, net	234	188
Income taxes receivable	18	—
Prepaid expenses and other current assets	134	81
Total current assets	2,119	4,950

Deferred income taxes, net	47	31
Property and equipment, net	1,323	1,015
Lease right-of-use assets	123	103
Goodwill	4,944	2,528
Intangible assets, net	1,771	433
Deferred commission costs, net	184	170
Deposits and other assets	27	27
Total assets	$10,538	$9,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42	$44
Accrued wages and commissions	145	133
Accrued expenses	203	164
Litigation accrual	99	—
Income taxes payable	1	23
Lease liabilities	28	32
Deferred revenue	205	137
Other current liabilities	23	19
Total current liabilities	746	552

Long-term debt, net	993	992
Deferred income taxes, net	238	8
Income taxes payable	27	25
Lease and other long-term liabilities	163	127
Total liabilities	2,167	1,704

Stockholders’ equity:
Preferred stock, $0.01 par value; 2.0 million shares authorized; zero outstanding	—	—
Common stock, $0.01 par value; 1.2 billion shares authorized at December 31, 2025 and 2024; and 425.0 million issued and 417.9 million outstanding as of December 31, 2025 and 409.5 million issued and outstanding as of December 31, 2024	4	4
Additional paid-in capital	6,410	5,232
Treasury stock, 7.1 million shares, cost basis at December 31, 2025	(510)	—
Accumulated other comprehensive income (loss)	80	(26)
Retained earnings	2,350	2,343
Stockholders' equity attributable to CoStar Group	8,334	7,553
Equity attributable to NCI	37	—
Total equity	8,371	7,553
Total liabilities and stockholders’ equity	$10,538	$9,257
 See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity Attributable to CoStar Group	Equity Attributable to NCI	Total Equity
	Shares	Amount
Balance at January 1, 2023	406.7	$4	$5,065	$—	$(30)	$1,829	$6,868	$—	$6,868
Net income	—	—	—	—	—	375	375	—	375
Other comprehensive income	—	—	—	—	12	—	12	—	12
Exercise of stock options	0.4	—	8	—	—	—	8	—	8
Restricted stock grants	1.4	—	—	—	—	—	—	—	—
Restricted stock grants surrendered	(0.7)	—	(23)	—	—	—	(23)	—	(23)
Stock-based compensation expense	—	—	84	—	—	—	84	—	84
Management stock purchase plan	0.1	—	(3)	—	—	—	(3)	—	(3)
Employee stock purchase plan	0.2	—	17	—	—	—	17	—	17
Balance at December 31, 2023	408.1	4	5,148	—	(18)	2,204	7,338	—	7,338
Net income	—	—	—	—	—	139	139	—	139
Other comprehensive loss	—	—	—	—	(8)	—	(8)	—	(8)
Exercise of stock options	0.1	—	7	—	—	—	7	—	7
Restricted stock grants	1.7	—	—	—	—	—	—	—	—
Restricted stock grants surrendered	(0.7)	—	(28)	—	—	—	(28)	—	(28)
Stock-based compensation expense	—	—	87	—	—	—	87	—	87
Management stock purchase plan	0.1	—	(2)	—	—	—	(2)	—	(2)
Employee stock purchase plan	0.2	—	20	—	—	—	20	—	20
Balance at December 31, 2024	409.5	4	5,232	—	(26)	2,343	7,553	—	7,553
Net income	—	—	—	—	—	7	7	—	7
Domain Acquisition	—	—	—	—	—	—	—	39	39
Other comprehensive income	—	—	—	—	106	—	106	—	106
Change in NCI	—	—	—	—	—	—	—	2	2
Distributions to NCI	—	—	—	—	—	—	—	(4)	(4)
Exercise of stock options	0.7	—	6	—	—	—	6	—	6
Restricted stock grants	3.4	—	—	—	—	—	—	—	—
Restricted stock grants surrendered	(0.6)	—	(73)	—	—	—	(73)	—	(73)
Stock-based compensation expense	—	—	192	—	—	—	192	—	192
Management stock purchase plan	—	—	(2)	—	—	—	(2)	—	(2)
Employee stock purchase plan	0.3	—	20	—	—	—	20	—	20
Stock repurchases under stock repurchase programs (7.1 million shares)	(7.1)	—	10	(510)	—	—	(500)	—	(500)
Common stock issued for Matterport Acquisition	11.7	—	1,025	—	—	—	1,025	—	1,025
Balance at December 31, 2025	417.9	$4	$6,410	$(510)	$80	$2,350	$8,334	$37	$8,371
See accompanying notes.

COSTAR GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$7	$139	$375
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	263	147	108
Amortization of deferred commissions costs	141	117	95
Non-cash lease expense	30	33	30
Stock-based compensation expense	194	89	85
Deferred income taxes, net	36	(50)	(37)
Credit loss expense	32	36	35
Other operating activities, net	(5)	1	(2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(28)	(30)	(67)
Prepaid expenses, other current assets and other assets	(21)	(8)	(17)
Deferred commissions	(152)	(120)	(120)
Accounts payable and other liabilities	(12)	44	34
Lease liabilities	(31)	(38)	(39)
Income taxes payable, net	(45)	22	11
Deferred revenue	21	11	(1)
Net cash provided by operating activities	430	393	490

Investing activities:
Proceeds from sale and settlement of investments and other assets	205	2	4
Purchases of property, equipment, and other assets for new campuses	(307)	(579)	(118)
Purchases of property, equipment, and other assets	(82)	(59)	(25)
Purchases of equity securities	(285)	—	—
Cash paid for acquisitions, net of cash acquired	(2,347)	(277)	(100)
Net cash used in investing activities	(2,816)	(913)	(239)

Financing activities:
Repurchase of restricted stock to satisfy tax withholding obligations	(75)	(30)	(26)
Stock repurchase	(500)	—	—
Proceeds from exercise of stock options and employee stock purchase plan	24	25	23
Other financing activities, net	(8)	(9)	(1)
Net cash used in financing activities	(559)	(14)	(4)

Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(3)	(1)	1
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,948)	(535)	248
Cash, cash equivalents, and restricted cash at the beginning of period	4,681	5,216	4,968
Cash, cash equivalents, and restricted cash at the end of period	$1,733	$4,681	$5,216

Supplemental cash flow disclosures:
Interest paid	$30	$31	$31
Income taxes paid	$73	$100	$163

Supplemental non-cash investing and financing activities:
Consideration owed for acquisitions	$—	$1	$8
Accrued capital expenditures and non-cash landlord incentives	$74	$64	$29
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION
CoStar Group (the "Company") is a leading global provider of real estate information, analytics, online marketplaces, and 3D digital twin technology. The Company has created and compiled a standardized platform of real estate information and analytics and online marketplaces where industry professionals, consumers of real estate, and the related business communities can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. The Company's service offerings span all property types, including office, residential, retail, industrial, multifamily, land, mixed-use, and hospitality. The Company's services are typically distributed to its customers under subscription-based agreements that generally renew automatically, and have a minimum term of one year. The Company operates within two operating segments which are Commercial Real Estate and Residential Real Estate.

The Company acquired OnTheMarket, Visual Lease, Matterport, and Domain in December 2023, November 2024, February 2025, and August 2025, respectively. See Note 4 for further discussion of these acquisitions.
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
As part of the Domain Acquisition, the Company obtained ownership interests in the AOMs, which are considered VIEs for which the Company is the primary beneficiary. Domain introduced the AOMs to incentivize real estate agents to increase their use of Domain's depth products by allowing agents to share in a portion of Domain's earnings in return for placing premium, higher-value advertisements on the Domain platform. Domain provides corporate services to the VIEs under services agreements. In addition, CoStar has issued letters of support to the VIEs, committing to provide financial support in the event that the VIEs are unable to meet their liabilities independently.
See Note 4 for additional details regarding the Domain acquisition.
Recast of Certain Prior Period Information
During fourth quarter of 2025, the Company changed the composition of the Company's segments from geography-based to product-portfolio-based. This change aligns with the internal reporting used by the CODM for assessing performance and allocating resources. Prior period segment disclosures have been recast to conform to the current presentation, except where it was impracticable to do so. These changes primarily impacted Notes 3 and 13.
The recast of prior period information did not affect the consolidated balance sheets, consolidated statements of operations, or other consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, allowance for credit losses, the useful

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
lives and recoverability of long-lived and intangible assets, goodwill impairment assessment, income taxes, accounting for business combinations, stock-based compensation, estimating the Company's incremental borrowing rate for its leases, the determination of stand-alone selling prices of various performance obligations, and contingencies, among others. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses. Actual results could differ from these estimates.
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for refunds and returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.
Nature of Products and Services
The Company derives revenue primarily by (i) providing access to its proprietary database of commercial real estate information, including benchmarking and analytics for the hospitality industry and analytics for lenders and (ii) providing online marketplaces for professional property management companies, property owners, real estate agents and brokers, and landlords, in each case, typically through a fixed monthly fee for its subscription-based advertising services. Other subscription-based services include (i) real estate and lease management solutions to commercial customers and real estate investors, (ii) access to applications to manage workflow for residential real estate agents, and (iii) access to its AI-powered spatial data platform to create high-fidelity and high-accuracy digital twins of physical spaces.
Subscription contract rates are generally based on the number of sites, number of users, organization size, the customer’s business focus, geography, the number of properties reported on or analyzed, the number and types of services to which a customer subscribes, the number of properties a customer advertises, the number of digital twins hosted, the number of transactions and average transaction size a broker or agent has closed, and the prominence and placement of a customer's advertised properties in the search results. The Company’s subscription-based license, advertising packages, and membership agreements generally renew automatically, and a majority have a term of at least one year. Revenue from our subscription-based contracts was approximately 93%, 96%, and 95% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company also derives revenue from transaction-based services including: (i) providing premium listings for individual properties on our marketplaces, (ii) providing data capture services to create digital twins, (iii) the sale of Matterport cameras and capture equipment, (iv) Ten-X's auctions, and (v) ancillary products and services that are sold on an ad hoc basis.
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
The Company recognizes revenue upon the satisfaction of its performance obligations (upon transfer of control of promised services to its customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those services. Revenue from subscription-based services is recognized on a straight-line basis over the term of the agreement. Revenue from premium listings sold on a transactional basis is recognized over the estimated period the advertisements will be active. Revenue from all other transaction-based services is recognized when the promised product or services are delivered, which, in the case of property auctions, is at the time of a successful closing of the sale of the auctioned property. Revenue from product sales is recognized upon control transferring to the customers, which is generally upon shipment. Revenue for sales of Matterport cameras are recorded net of estimates of returns, as buyers are entitled to return the camera within 30 days from the date of purchase for a full refund. These rights are accounted for as variable consideration and recognized as a reduction to the revenue recognized.
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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract Balances and Other Receivables
Deferred revenue results from amounts billed in advance to customers or cash received from customers in advance of the Company's fulfillment of its performance obligations and is recognized as those obligations are satisfied.
Contract assets represent a conditional right to consideration for satisfied performance obligations that become a receivable when the conditions are satisfied. Contract assets are generated when contractual billing schedules differ from revenue recognition timing.
Assets Recognized from Costs to Obtain a Contract with a Customer
Certain sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions incurred for obtaining new contracts are deferred and then amortized as selling and marketing expenses (excluding customer base amortization) over a period of benefit that the Company has determined to be three years. The amortization periods were determined based on several factors, including the nature of the technology and proprietary data underlying the services being purchased, customer contract renewal rates, and industry competition. Sales commissions that do not represent incremental costs of obtaining a contract, or that would otherwise be amortized over a period of one year or less, are not subject to capitalization.
See Note 3 for further discussion of the Company's revenue recognition.
Cost of Revenue
Cost of revenue principally consists of salaries, benefits, bonuses, stock-based compensation expenses, and other indirect costs for the Company's researchers who collect and analyze the real estate data that is the basis for the Company's information, analytics, and online marketplace services and for employees that support these products. Additionally, cost of revenue includes amortization of acquired trade names, technology, and certain other intangible assets; product hosting costs; credit card and other transaction fees relating to processing customer transactions; cost of data from third-party data sources; costs of capture services; and costs of Matterport cameras sold.
Foreign Currency Translation
The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound or U.S. dollar. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive income (loss). Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive income (loss). Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other income (expense), net in the consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized a net foreign currency loss of $6 million, a net foreign currency loss of $1 million, and a net foreign currency gain of $3 million for the years ended December 31, 2025, 2024, and 2023, respectively, which are included in other income (expense), net on the consolidated statements of operations.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) were as follows (in millions):

	As of December 31,
	2025	2024
Foreign currency translation income (loss)	$80	$(26)
Total accumulated other comprehensive income (loss)	$80	$(26)
There were no amounts reclassified out of accumulated other comprehensive income (loss) to the consolidated statements of operations for both the years ended December 31, 2025 and 2024.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs include digital marketing, television, radio, print, and other media advertising. Advertising costs were $830 million, $845 million, and $550 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Research and Development Costs
Research and development costs are expensed as incurred and consist primarily of salaries, consulting services, and other direct expenses.
Earnings Per Share
Earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period on a basic and diluted basis. The Company's potentially dilutive securities include outstanding stock options, and unvested stock-based awards, which include restricted stock awards that vest over a specific service period, restricted stock awards with a performance condition, restricted stock awards with a performance condition and a market condition, restricted stock units, and Matching RSUs awarded under the MSPP. Shares underlying unvested restricted stock awards that vest based on a performance condition and those that vest based on a performance and market condition that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Diluted earnings per share considers the impact of potentially dilutive securities except when the inclusion of the potentially dilutive securities would have an anti-dilutive effect.
See Note 15 for further discussion of the Company's calculation of earnings per share.
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
Stock-based compensation expense for stock options, restricted stock awards, and restricted stock units issued under equity incentive plans, stock purchases under the ESPP, and DSUs and Matching RSUs awarded under the MSPP included in the Company’s consolidated statements of operations were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$21	$14	$14
Selling and marketing (excluding customer base amortization)	32	11	9
Software development	46	22	18
General and administrative	95	42	44
Total stock-based compensation expense	$194	$89	$85

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On July 4, 2025, new federal tax legislation, H.R.1, was enacted. The relevant effects of this legislation include making 100 percent bonus depreciation permanent, the permanent restoration of the ability of taxpayers to immediately expense certain domestic research and experimental expenditures, and the restoration of EBITDA-based interest deduction limitations. In addition, H.R.1 includes international tax provisions, including eliminating the net deemed tangible income return, decreasing the tax rates and taxable income computations applicable to GILTI and FDII, and permanently increasing the BEAT rate. Upon enactment in the third quarter of 2025, the legislation (i) did not materially impact our effective tax rate, (ii) decreased our cash income tax liability and (iii) increased our deferred tax liability. We continue to evaluate the provisions of the legislation and its potential effects on our consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows, and disclosures addressing any material financial statement impact will be provided in future periods as the impact of the legislation is determined.
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
Deal-Contingent Foreign Currency Forward Contracts
On May 9, 2025, the Company entered into deal-contingent foreign currency forward contracts to manage the risk of appreciation of the Australian dollar-denominated purchase price related to the Domain Transaction. Deal-contingent foreign currency forward contracts had an aggregate notional amount of A$2.4 billion ($1.5 billion). These derivative instruments were entered into as economic hedges and do not qualify for hedge accounting. The contracts were settled on August 22, 2025. The Company recognized a loss of $10 million for the year ended December 31, 2025 related to these contracts. The losses were recorded in other income (expense), net, in the consolidated statements of operations.
See Note 4 for further discussion regarding the Company's acquisitions.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash consists of cash deposited as collateral related to a litigation bond in a third-party insured account. See Note 12 for further discussion regarding the Company's litigation.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash, cash equivalents, and restricted cash are included in the following line items in the consolidated balance sheets and consolidated statements of cash flows (in millions):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$1,633	$4,681
Restricted cash	100	—
Total cash, cash equivalents, and restricted cash	$1,733	$4,681
Concentration of Credit Risk and Financial Instruments
The Company’s customer base creates a lack of dependence on any individual customer that mitigates the risk of nonpayment of the Company’s accounts receivable. No single customer accounted for more than 5% of the Company’s revenue for each of the years ended December 31, 2025, 2024, and 2023. The carrying amount of the accounts receivable approximates the net realizable value.
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
The following table details the activity related to the allowance for credit losses for trade receivables (in millions):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$23	$23	$12
Current-period provision for expected credit losses	32	36	35
Write-offs charged against the allowance	(26)	(36)	(24)
Ending balance	$29	$23	$23
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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventories related to the Matterport Acquisition as of December 31, 2025 consisted of the following (in millions):

December 31, 2025
Finished goods	$4
Purchased parts and raw materials	2
Total inventories	$6
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
See Note 6 for further discussion of the Company’s accounting for leases.
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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-Lived Assets, Intangible Assets, and Goodwill
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company capitalizes interest costs during the construction phase. Capitalized interest is added to the cost of the underlying asset upon substantial completion and amortized over the estimated useful life of the asset.
Acquired technology and data, customer base assets, trade names, and other intangible assets are related to the Company’s acquisitions. Acquired technology and data is amortized on a straight-line basis over periods ranging from 2 years to 10 years. Acquired intangible assets characterized as customer base assets consist of acquired customer contracts and the related customer relationships and are amortized over periods ranging from 5 years to 20 years. Acquired customer bases are amortized on an accelerated or straight-line basis depending on the expected economic benefit of the intangible asset. Acquired trade names and other intangible assets are amortized on a straight-line basis over periods ranging from 2 years to 15 years. The Company removes fully amortized intangible assets from the cost and accumulated amortization amounts disclosed.
The Company allocates goodwill to reporting units based on the reporting unit expected to benefit from the business combination. A reporting unit is defined as an operating segment or one level below an operating segment. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at least annually, on October 1, or more frequently if an event or other circumstance indicates that the fair value of a reporting unit may be below its carrying amount. The Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or elect to bypass the qualitative assessment. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or the Company elects to bypass the qualitative assessment, the Company then performs a quantitative assessment by determining the fair value of each reporting unit. The estimate of the fair value of each reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates including the discount rate, growth rate and future financial performance. Assumptions about the discount rate are based on a weighted average cost of capital for comparable companies. Assumptions about the growth rate and future financial performance of a reporting unit are based on the Company's forecasts, business plans, economic projections, and anticipated future cash flows. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.
See Notes 4, 8, and 9 for further discussion of the Company's acquisitions, goodwill, and intangible assets, respectively.
Leasing Operations and Other Expense/Income, Net
In February 2024, the Company closed on the purchase of an office tower and the land on which it rests in Arlington, Virginia. In January 2025, the Company relocated its headquarters from Washington, D.C. to Arlington, VA occupying approximately 30% of the building. The Company has and intends to continue to build out further space in this building to support anticipated growth and expansion of its operations in the coming years. As of December 31, 2025, the Company occupied approximately 50% of the property with the remainder leased or available to be leased to third parties. Maintenance, physical facilities, leasing, property management, and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office tower measures approximately 550,000 rentable square feet.
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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The fair values of identified intangible assets and liabilities were determined based on the following:
•The value allocable to the above- or below-market component of an acquired in-place lease is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired lease) of the difference between: (i) the contractual amounts to be received pursuant to the lease over its remaining term and (ii) management's estimate of the amounts that would be received using market rates current at the time of the acquisition for the remaining term of the lease. Amounts allocated to above-market leases are recorded as above-market leases in intangible assets, net in the consolidated balance sheets. These intangible assets are amortized on a straight-line basis as a component of leasing operations to other income (expense), net in the consolidated statements of operations over the remaining terms of the respective leases.
•Factors considered in determining the value allocable to in-place leases during hypothetical lease-up periods related to space that is leased at the time of acquisition include: (i) lost rent and operating cost recoveries during the hypothetical lease-up period and (ii) theoretical leasing commissions required to execute similar leases. These intangible assets are recorded as in-place leases in intangible assets, net in the consolidated balance sheets and are amortized to other income (expense), net in the consolidated statements of operations over the remaining terms of the existing leases.
The total cost of the land and building was $343 million and was allocated to the following components (in millions):

Component	Balance Sheet Caption	Amount
Land	Property and equipment, net	$17
Building	Property and equipment, net	224
Land and building improvements	Property and equipment, net	28
Above-market leases	Intangible assets, net	42
In-place leases	Intangible assets, net	32
		$343
The cash paid for this asset acquisition was included in the caption purchases of property, equipment, and other assets for new campuses in the consolidated statement of cash flows. The Company records the third-party rental activity from this building's operations and leases, including building depreciation and operating expenses for space occupied by tenants, as other income (expense), net in the consolidated statements of operations.
In October 2024, the Company and a building tenant modified a lease agreement to reduce the leased space and extend the lease term of a portion of the remaining space. Among other provisions, the modified lease agreement required the tenant to make a $48 million buyout payment, in two equal installments which were received in the fourth quarter of 2024 and the second quarter in 2025. The buyout payments are recognized in other income (expense), net in the consolidated statements of operations ratably over the modified lease term. The tenant surrendered certain space concurrently with the execution of the modified lease agreement and the Company has outfit this space to host its employees.
Deferred lease income as of December 31, 2025 and December 31, 2024 was as follows (in millions):

Balance	Balance Sheet Caption	December 31, 2025	December 31, 2024
Current portion	Other current liabilities	$6	$5
Non-current portion	Lease and other long-term liabilities	35	18
Total deferred lease income		$41	$23
Lease income includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease. When a renewal option is included within the lease, the Company assesses whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
included as part of the lease term. Further, lease income includes tenant reimbursement amounts for the recovery of the operating expenses and real estate taxes. Tenant reimbursements, which vary each period, are non-lease components that are not the predominant activity within the contract. The Company has elected the practical expedient that allows it to combine certain lease and non-lease components of operating leases. Non-lease components are recognized together with fixed base rent in “lease income,” as variable lease income in the same period as the related expenses are incurred. Variable lease income was not material for the years ended December 31, 2025 and December 31, 2024. Components of other income (expense), net related to leasing operations for the years ended December 31, 2025 and December 31, 2024 were as follows (in millions):

	Year Ended December 31,
	2025	2024
Lease income(1)	$17	$22
Less:
Property operating expenses	6	9
Depreciation and amortization expense	17	19
Other expense from leasing operations	$(6)	$(6)
__________________________
(1) Includes $4 million and $10 million of amortization expense of above-market leases for the years ended December 31, 2025 and December 31, 2024, respectively.
The following is a maturity analysis of the annual undiscounted cash flows of operating lease payments to be received as of December 31, 2025 (in millions):

Operating Leases
2026	$11
2027	13
2028	9
2029	8
2030	7
Thereafter	26
Total undiscounted cash flows	$74
Building depreciation and operating expenses for space occupied by the Company are allocated between cost of revenue, selling and marketing (excluding customer base amortization), software development, and general and administrative expenses on the consolidated statement of operations based on the headcount of the respective departments occupying the building.
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
Business Combinations
The Company includes the results of operations of the businesses that it acquires from the date of acquisition. The Company generally allocates the purchase consideration to the tangible assets acquired and liabilities assumed and intangible assets acquired based on their estimated fair values on the date of the acquisition. The purchase price is generally determined based on the fair value of the assets transferred, liabilities assumed, and equity interests issued, after considering any transactions that are separate from the business combination. The excess of the fair value of purchase consideration, the fair

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value of any NCI in the acquiree and the fair value of any previous equity interest in the acquiree over the fair values of these identifiable assets and liabilities is recorded as goodwill. In a business combination achieved in stages, the Company shall remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss, if any, in results of operations. The Company applies significant assumptions, estimates, and judgments in determining the fair value of assets acquired and liabilities assumed on the acquisition date, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology and acquired trade names, useful lives, royalty rates, and discount rates. Estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any adjustments to provisional amounts that are identified during the measurement period, not to exceed one year from the date of acquisition, are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted ASU No. 2023-07 (Topic 280), Improvements to Reportable Segment Disclosures effective January 1, 2024. This guidance requires enhanced disclosures about significant segment expenses. Additionally, it requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The adoption resulted in expanded segment reporting disclosures, with no impacts to the Company's financial condition and results of operations.
In December 2023, the FASB issued ASU No. 2023-09 (Topic 740), Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as an expansion of other income tax disclosures. The ASU is effective on a prospective basis for annual reporting periods beginning

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
after December 15, 2024. The adoption of this standard impacted our disclosures only and did not affect the Company's financial position or the results of its operations.
Recent Accounting Pronouncements Not Yet Adopted
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. Under the expedient, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The ASU is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted, and the amendments should be applied prospectively. We do not expect the adoption of ASU 2025-05 to have a material impact on our consolidated financial statements and related disclosures.
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
In December 2025, the FASB issued ASU No. 2025‑12, Codification Improvements. The ASU provides technical corrections and clarifications to various Topics, including diluted earnings per share, the transfer of receivables from contracts with customers, among other improvements. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. Early adoption is permitted in an interim or annual period in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
Revenue by operating segment and type of service consist of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Commercial Real Estate
CoStar	$1,259	$1,156	$1,096
LoopNet	312	282	265
Other Commercial Real Estate	216	77	82
Total Commercial Real Estate	1,787	1,515	1,443
Residential Real Estate	1,460	1,221	1,012
Total revenue	$3,247	$2,736	$2,455

We have recast certain prior period disclosures to align with the way we internally manage our business. See Note 2 for additional information.
The Company is domiciled in the U.S. and revenue earned outside the U.S. were $350 million, $162 million, and $106 million for years ended December 31, 2025, 2024, and 2023, respectively.
Deferred Revenue
Deferred revenue as of December 31, 2025 and 2024 was as follows (in millions):

		December 31,
Balance	Balance Sheet Caption	2025	2024
Current portion	Deferred revenue	$205	$137
Non-current portion	Lease and other long-term liabilities	1	—
Total deferred revenue		$206	$137
Changes in deferred revenue for the period were as follows (in millions):

Balance at December 31, 2024	$137
Revenue recognized in the current period from the amounts in the beginning balance	(127)
New deferrals, net of amounts recognized in the current period(1)	194
Effects of foreign currency	2
Balance at December 31, 2025	$206
__________________________
(1) This balance includes $46 million of net new deferrals from the acquisitions completed in 2025. See Note 4 for further discussion of acquisitions.
Contract Assets
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Contract assets as of December 31, 2025 and 2024 were as follows (in millions):

		December 31,
Balance	Balance Sheet Caption	2025	2024
Current portion	Prepaid expenses and other current assets	$7	$6
Non-current portion	Deposits and other assets	3	6
Total contract assets		$10	$12

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue was reduced by a net of $2 million from contract assets for the years ended both December 31, 2025 and 2024.
Unsatisfied Performance Obligations
Remaining contract consideration for which revenue had not been recognized due to unsatisfied performance obligations was $527 million at December 31, 2025, which the Company expects to recognize over the next four years. This amount does not include contract consideration for contracts with a duration of one year or less.
Commissions
Commissions expense is included in selling and marketing expense (excluding customer base amortization) in the Company's consolidated statements of operations. Commissions expense activity for the years ended December 31, 2025, 2024, and 2023, was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Commissions incurred	$226	$180	$174
Commissions capitalized in the current period	(152)	(120)	(120)
Amortization of deferred commissions costs	141	117	95
Total commissions expense	$215	$177	$149
The Company did not recognize any impairment losses on commissions as of both December 31, 2025 and 2024.
4.    ACQUISITIONS
Domain
In February 2025, in connection with the Domain Proposal, the Company acquired approximately 17% of the ordinary shares of Domain, one of Australia's leading property marketplaces, at A$4.20 per share for a total purchase price of A$452 million ($285 million). In May 2025, the Company entered into an agreement to acquire the remaining issued capital of Domain not previously held by CoStar Group by way of Scheme of Arrangement. In August 2025, the Company completed the Domain Acquisition pursuant to which (i) the Company spent A$2.5 billion ($1.6 billion) to acquire the remaining 83% of Domain's ordinary shares; and (ii) Domain shareholders received total cash consideration of A$4.43 per Domain ordinary share, less a one-time special dividend of A$0.088 per share declared and paid by Domain prior to closing. The Domain Acquisition positions the Company to leverage Domain's portfolio of property brands in Australia and CoStar's technology, scale, and innovation to improve customer experience, value, and access to CoStar's brands and product offerings.
As of the closing of the Domain Acquisition, the fair value of the Company's 17% investment was approximately A$465 million ($300 million), measured based on the fair value implied by the consideration transferred. The acquisition was completed as a step-acquisition, and the Company recognized a gain of $14 million, inclusive of dividend income, as a result of remeasuring its previously held equity interest for the year ended December 31, 2025. The gains were recorded in other income (expense), net, in the consolidated statements of operations.
The total purchase consideration for the Domain Acquisition was $1.6 billion, which consisted of the following (in millions):

Amount
Cash	$1,472
Settlement of existing debt	139
Fair value of cash settled equity awards related to pre-combination services	1
Total purchase consideration	1,612
Fair value of previously held equity interests	300
$1,912

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair value as of the closing date of the Domain Acquisition (in millions):

	Preliminary: August 27, 2025	Measurement Period Adjustments	Updated Preliminary: August 27, 2025
Cash and cash equivalents	$15	$—	$15
Accounts receivable	35	—	35
Intangible assets	944	(13)	931
Accrued expenses	(27)	—	(27)
Deferred revenue	(14)	—	(14)
Deferred tax liability	(235)	4	(231)
Other assets and (liabilities), net	(8)	6	(2)
Fair value of identifiable net assets acquired	710	(3)	707

Fair value of NCI in Domain’s partially-owned subsidiaries	(8)	(31)	(39)
Goodwill	1,210	34	1,244
	$1,912	$—	$1,912
Generally, the net assets of Domain were recorded at their estimated fair values upon initial consolidation and the NCI was recorded to fair value as measurement period adjustments. In valuing the acquired assets, assumed liabilities and NCI, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates. The key assumptions used in the valuation include discount rates, royalty rates, projected revenue growth rates, customer attrition rates, and profit margins.
The purchase price allocation is preliminary and subject to change during the measurement period as additional information is obtained about the facts and circumstances that existed at closing. Any material adjustments to provisional amounts identified during the measurement period will be recognized and disclosed in the reporting period in which the adjustment amounts are determined. The primary areas that remain subject to additional information include certain tax matters, the fair value of acquired intangibles, and contingencies.
The following table summarizes the fair values (in millions) of the identifiable intangible assets acquired in the Domain Acquisition, their related estimated useful lives (in years) and their respective amortization methods. The intangible assets were included in the Company's International operating segment prior to the reallocation described in Note 2:

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Customer relationships	$625	20	Accelerated
Brand and trade names	190	5 - 15	Straight-line
Software	116	2 - 5	Straight-line
Total intangible assets	$931
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Domain Acquisition includes, but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining Domain's operations with the Company's operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. Of the $1,244 million of goodwill recorded as part of the Domain Acquisition, $994 million was allocated to Residential Real Estate and $250 million to Commercial Real Estate, of which none is expected to be deductible for income tax purposes. Transaction costs associated with the Domain Acquisition were $20 million for the year ended December 31, 2025 and consist primarily of advisory, legal, accounting, and other professional service costs. These costs are included within general and administrative expenses on the consolidated statements of operations.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Matterport
On February 28, 2025, the Company completed the Matterport Acquisition. Matterport is a leader in the digitization and datafication of the built world. Matterport’s pioneering technology has set the standard for digitizing, accessing, and managing buildings, spaces, and places online. Matterport’s platform, comprised of innovative software, spatial data-driven data science, and 3D capture technology, has broken down the barriers that have kept the largest asset class in the world, buildings and physical spaces, offline and underutilized for so long. The Company intends to integrate Matterport's 3D digital twin technology with its information service products and online marketplaces to allow buyers, sellers, and renters to explore properties with greater depth and insight.
Pursuant to the terms and conditions of the Matterport Merger Agreement, the Company acquired Matterport, with each share of Matterport Common Stock outstanding immediately prior to the closing of the Matterport Acquisition exchanged for (i) 0.03552 of a CoStar Group Share, the Matterport Merger Exchange Ratio and (ii) $2.75 in cash (the "Matterport Acquisition Consideration"), with fractional shares of CoStar Group Shares paid in cash.
As part of the Matterport Acquisition, the Company issued certain rollover equity awards to the employees of Matterport, which included approximately 2.3 million shares of restricted stock units and approximately 1.8 million stock option awards. The total fair value of the rollover equity awards was $273 million, of which the portion attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as share-based compensation.
The total purchase consideration for the Matterport Acquisition was $1.9 billion, which consisted of the following (in millions):

Amount
Cash	$902
CoStar Group Shares (11.7 million shares)	881
Fair value of rollover awards	144
Total	$1,927
The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair value as of the closing date of the Matterport Acquisition (in millions):

	Preliminary: February 28, 2025	Measurement Period Adjustments	Updated Preliminary: February 28, 2025
Cash and cash equivalents	$55	$—	$55
Restricted cash	97	—	97
Accounts receivable	13	—	13
Available for sale investments	204	—	204
Deferred tax assets, net of valuation allowance	25	43	68
Goodwill	1,136	(30)	1,106
Intangible assets	527	—	527
Deferred revenue	(32)	—	(32)
Litigation accrual	(95)	(4)	(99)
Other assets and (liabilities), net	(3)	(9)	(12)
Fair value of identifiable net assets acquired	$1,927	$—	$1,927
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

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The purchase price allocation is preliminary and subject to change during the measurement period as additional information is obtained about the facts and circumstances that existed at closing. Any material adjustments to provisional amounts identified during the measurement period will be recognized and disclosed in the reporting period in which the adjustment amounts are determined. During the year ended December 31, 2025, the Company reassessed its estimates and inputs as new information about facts and circumstances that existed as of the acquisition date became known. As a result, the Company recorded a $30 million reduction in goodwill as a result of measurement period adjustments. The reduction to goodwill consists primarily of adjustments relating to deferred tax assets for net operating losses. The primary areas that remain subject to additional information are the Company's assessment contingencies, including those discussed in Note 11 and fair value assessment of certain acquired intangibles.
The following table summarizes the fair values (in millions) of the identifiable intangible assets acquired in the Matterport Acquisition, their related estimated useful lives (in years), and their respective amortization methods. The intangible assets were included in the Company's North America operating segment prior to the reallocation described in Note 2:

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Developed technology	$295	9	Straight-line
Customer relationships	140	5	Accelerated
Trade names	92	15	Straight-line
Total intangible assets	$527
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Matterport Acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining Matterport's operations with the Company's operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $1.1 billion of goodwill recorded as part of the Matterport Acquisition was associated with the Company's North America operating segment prior to the reallocation described in Note 2, of which none is expected to be deductible for income tax purposes. Transaction costs associated with the Matterport Acquisition were $18 million during the year ended December 31, 2025 and consist primarily of legal, accounting, and other professional service costs. These costs are included within general and administrative expenses on the consolidated statements of operations.
Visual Lease
In November 2024 CoStar acquired Visual Lease for total consideration of $277 million, in accordance with the terms under the Visual Lease Merger Agreement. Visual Lease is the operator of a SaaS platform for integrated lease management and lease accounting.
The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair value as of the closing date of the acquisition (in millions):

Final: November 1, 2024
Cash and cash equivalents	$5
Accounts receivable	4
Deferred tax assets	6
Goodwill	150
Intangible assets	136
Deferred revenue	(22)
Other assets and (liabilities), net	(2)
Fair value of identifiable net assets acquired	$277
The net assets of Visual Lease were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
obligations, and appropriate discount rates. The key assumptions used in the valuation include discount rates, projected revenue growth rates, customer attrition rates, and profit margins.
The following table summarizes the fair values (in millions) of the identifiable intangible assets acquired in the Visual Lease Acquisition, their related estimated useful lives (in years), and their respective amortization methods. The intangible assets were included in the Company's North America operating segment prior to the reallocation described in Note 2:

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Customer base	$119	15	Accelerated
Trade name	1	5	Straight-line
Software technology	2	3	Straight-line
Database technology	14	7.5	Straight-line
Total intangible assets	$136
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Visual Lease Acquisition includes but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with our CoStar Real Estate Manager operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $150 million of goodwill recorded as part of the acquisition is associated with the Company's North America operating segment prior to the reallocation described in Note 2, of which $133 million is expected to be deductible for income tax purposes. Transaction costs associated with the Visual Lease Acquisition were $7 million.
OnTheMarket
On December 12, 2023, CoStar UK acquired OnTheMarket, the operator of onthemarket.com, a U.K. residential property portal. At the time of closing, CoStar UK acquired all of the then issued ordinary share capital of OnTheMarket for cash consideration of 110 pence per share or £94 million ($118 million). OnTheMarket had certain share option contracts that had not been exercised at the time of closing for which CoStar UK has established a liability for £2 million ($3 million). This resulted in total consideration of £96 million ($120 million). Certain shares outstanding at the time of the closing resulted from contracts held by employees of OnTheMarket or its subsidiaries that required OnTheMarket to withhold income and employment taxes of £4 million ($5 million) which represented consideration payable at December 31, 2023 and were remitted in January 2024.
The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair value as of the closing date of the acquisition (in millions):

Final: December 12, 2023
Cash and cash equivalents	$18
Accounts receivable	2
Goodwill	62
Intangible assets	55
Accrued expenses	(12)
Accrued wages and commissions	(2)
Deferred income taxes, net	(3)
Other assets and liabilities	—
Fair value of identifiable net assets acquired	$120
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
The following table summarizes the fair values (in millions) of the identifiable intangible assets acquired in the OnTheMarket Acquisition, their related estimated useful lives (in years) and their respective amortization methods. The intangible assets were included in the Company's International operating segment prior to the reallocation described in Note 2:

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Customer base	$42	8	Accelerated
Trade name	10	15	Straight-line
Technology	3	2	Straight-line
Total intangible assets	$55
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the OnTheMarket Acquisition includes, but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining its operations with international operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $62 million of goodwill recorded as part of the acquisition is associated with the Company's International operating segment prior to the reallocation described in Note 2, of which none is expected to be deductible for income tax purposes. Transaction costs associated with the OnTheMarket Acquisition were $11 million.
Pro Forma Financial Information (unaudited)
The unaudited pro forma financial information presented below reflects the consolidated results of operations of the Company assuming both the Domain Acquisition and Matterport Acquisition had taken place on January 1, 2024, Visual Lease Acquisition had taken place on January 1, 2023 and OnTheMarket Acquisition had taken place on January 1, 2022. The material pro forma adjustments primarily consist of incremental amortization expense based on the preliminary fair value of the intangible assets acquired, increased compensation expense relating to the issuance of certain equity plans in connection with the acquisitions, accounting policy alignment adjustments, and the income tax impact of the aforementioned pro forma adjustments. The unaudited pro forma financial information, as presented below, is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had not taken place on the dates listed above.
The unaudited pro forma financial information, in the aggregate, was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenue	$3,448	$3,205	$2,530
Net income (loss)	$1	$(187)	$355
The impact of the Domain Acquisition on the Company's revenue and net income in the consolidated statements of operations from August 27, 2025 through December 31, 2025 was an increase of $105 million and a decrease of $28 million, respectively. The impact of the Matterport Acquisition on the Company's revenue and net income in the consolidated statements of operations from February 28, 2025 through December 31, 2025 was an increase of $147 million and a decrease of $146 million respectively. The impact of the Visual Lease Acquisition on the Company's revenue and net income in the consolidated statements of operations from November 1, 2024 through December 31, 2024 was not material. The impact of the OnTheMarket Acquisition on the Company's revenue and net income in the consolidated statements of operations from December 12, 2023 through December 31, 2023 was not material.
5.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company categorizes assets and liabilities recorded or disclosed at fair value on the consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3 - Unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The Company's financial assets comprised Level 1 cash equivalents with original maturities of three months or less in the amount of $1.4 billion and $4.5 billion as of December 31, 2025 and 2024, respectively. The Company had no Level 2 or Level 3 financial assets measured at fair value as of December 31, 2025 and 2024.
Available-for-sale Debt Securities
In connection with the Matterport Acquisition, the Company acquired $204 million of available-for-sale debt securities, inclusive of $2 million of accrued interest. These securities were sold for net proceeds of $203 million resulting in a negligible realized loss in the first quarter of 2025.
Other Financial Instruments
The Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, accrued expenses, and Senior Notes. The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of December 31, 2025 and 2024. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $900 million as of both December 31, 2025 and 2024.
6.    LEASES
The Company has operating and finance leases for its office facilities, data centers, and certain vehicles. The Company's leases have remaining terms up to nine years. The leases contain various renewal and termination options. The period that is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. The period that is subject to an option to terminate the lease is included if it is reasonably certain that the option will not be exercised.
Lease costs related to the Company's operating and finance leases included in the consolidated statements of operations were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease costs:
Cost of revenue	$10	$10	$10
Selling and marketing (excluding customer base amortization)	16	15	16
Software development	7	9	6
General and administrative	6	7	4
Total operating lease costs	39	41	36
Finance lease costs:
Amortization of ROU assets	3	5	1
Interest on lease liabilities	1	1	—
Total finance lease costs	4	6	1
Total lease costs	$43	$47	$37
Finance lease costs primarily relate to vehicles used by the Company's research teams, and the amortization of the ROU assets are recorded to cost of revenue in the consolidated statements of operations. The impact of lease costs related to short-term leases was not material for the years ended December 31, 2025, 2024, and 2023.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to operating leases was as follows (in millions):

		Year Ended December 31,
Balance	Balance Sheet Location	2025	2024
Operating lease liabilities		$161	$139
Less: imputed interest		21	18
Present value of lease liabilities		140	121
Less: current portion of lease liabilities	Lease liabilities	23	27
Long-term lease liabilities	Lease and other long-term liabilities	$117	$94

Weighted-average remaining lease term in years		5.3	5.6
Weighted-average discount rate		4.7%	4.4%
ROU Assets	Lease right-of-use assets	$123	$103

Finance lease liabilities		$12	$17
Less: imputed interest		1	2
Present value of lease liabilities		11	15
Less: current portion of lease liabilities	Lease liabilities	5	5
Long-term lease liabilities	Lease and other long-term liabilities	$6	$10

Weighted-average remaining lease term in years		2.0	3.0
Weighted-average discount rate		6.3%	6.4%
ROU Assets	Property and equipment, net	$13	$16
Supplemental cash flow information related to leases was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$36	$47	$45
Operating cash flows used in finance leases	$1	$1	$—
Financing cash flows used in finance leases	$5	$5	$1

ROU assets obtained in exchange for new lease obligations:
Operating leases	$47	$57	$29
Finance leases	$1	$7	$14

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.    PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in millions):

	December 31,
	2025	2024
Leasehold improvements	$91	$81
Furniture, office equipment, and vehicles	70	73
Computer hardware and software	65	54
Aircraft	63	67
Land	70	70
Construction in progress	739	432
Buildings	371	373
Property and equipment, gross	1,469	1,150
Accumulated depreciation and amortization	(146)	(135)
Property and equipment, net	$1,323	$1,015
Depreciation expense for property and equipment was approximately $64 million, $57 million and $34 million, for the years ended December 31, 2025, 2024, and 2023, respectively. For the years ended December 31, 2025 and 2024, the Company removed $55 million and $27 million, respectively, of property and equipment that was fully depreciated from property and equipment, gross and accumulated depreciation and amortization, which had no impact on the Company's financial results.
Included in the table above are $263 million and $266 million of buildings and improvements and $27 million and $13 million of accumulated depreciation and amortization related to assets which are partially rented out as operating leases where the Company is the lessor as of December 31, 2025 and 2024, respectively. Materially all of our property and equipment is located in North America.

8.    GOODWILL
During the fourth quarter of 2025, the Company realigned our business segments. The table below (in millions) presents the changes in the carrying amount of goodwill by operating segment prior to the realignment and the recast of goodwill under the new segments. See Note 2 for additional information:

	North American	International	Total
Goodwill, December 31, 2023	$2,149	$237	$2,386
Acquisitions, including measurement period adjustments(1)	148	(1)	147
Effect of foreign currency translation	—	(5)	(5)
Goodwill, December 31, 2024	2,297	231	2,528
Acquisitions, including measurement period adjustments(2)	1,108	1,244	2,352
Effect of foreign currency translation	—	64	64
Goodwill, December 31, 2025 prior to reallocation	$3,405	$1,539	$4,944

	Commercial Real Estate	Residential Real Estate	Total
Goodwill, December 31, 2025 after reallocation	$1,955	$2,989	$4,944
(1) North America goodwill generated during the year ended December 31, 2024 from the Visual Lease Acquisition was $150 million.
(2) North America goodwill generated during the year ended December 31, 2025 from the Matterport Acquisition was $1.1 billion. International goodwill generated during the year ended December 31, 2025 from the Domain Acquisition was $1.2 billion.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company expects $133 million of goodwill generated from acquisitions completed in 2024 to be deductible for tax purposes. Goodwill generated from acquisitions completed in 2025 and 2023 were not deductible for tax purposes.
No impairments of the Company's goodwill were recognized during each of the years ended December 31, 2025, 2024, and 2023.

9.    INTANGIBLE ASSETS
Intangible assets consist of the following (in millions, except amortization period data):

	December 31,		Weighted- Average Amortization Period (in years)
	2025	2024
Acquired technology and data	$471	$48	8
Accumulated amortization	(55)	(25)
Acquired technology and data, net	416	23

Acquired customer base	1,330	557	15
Accumulated amortization	(403)	(304)
Acquired customer base, net	927	253

Acquired trade names and other intangible assets	524	241	14
Accumulated amortization	(146)	(142)
Acquired trade names and other intangible assets, net	378	99

Acquired above-market leases	42	41	9
Accumulated amortization	(14)	(9)
Acquired above-market leases, net	28	32

Acquired in-place leases	31	32	9
Accumulated amortization	(9)	(6)
Acquired in-place leases, net	22	26

Intangible assets, net	$1,771	$433
Amortization expense for intangible assets was approximately $199 million, $90 million, and $74 million for the years ended December 31, 2025, 2024, and 2023, respectively. For the years ended December 31, 2025, 2024, and 2023, the Company removed $62 million, $92 million, and $7 million, respectively, of intangible assets that were fully amortized from the acquired intangible assets and accumulated amortization, which had no impact on the Company's financial results.
In the aggregate, the Company expects the future amortization expense for intangible assets existing as of December 31, 2025 to be approximately $252 million, $219 million, $193 million, $179 million, and $147 million for the years ending December 31, 2026, 2027, 2028, 2029, and 2030, respectively.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. No impairments of the Company's intangible assets were recognized during each of the years ended December 31, 2025, 2024, and 2023.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.    LONG-TERM DEBT
The table below presents the components of outstanding debt (in millions):

	December 31,
	2025	2024
2.800% Senior Notes due July 15, 2030	$1,000	$1,000
2024 Credit Agreement, due May 24, 2029	—	—
Total face amount of long-term debt	1,000	1,000
Senior Notes unamortized discount and issuance costs	(7)	(8)
Long-term debt, net	$993	$992
Senior Notes
On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act, and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes), and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries and the indenture governing the Senior Notes contains covenants, events of default, and other customary provisions with which the Company was in compliance as of December 31, 2025.
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
The 2024 Credit Agreement contains customary affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, maintenance of properties, and compliance with laws, including environmental laws, subject to certain exceptions. The 2024 Credit Agreement contains customary negative covenants, including, among others, restrictions on the ability of the Company and its subsidiaries to merge and consolidate with other companies, restrictions on the ability of certain subsidiaries to incur indebtedness, and restrictions on the ability of the Company and certain subsidiaries to grant liens or security interests on assets, subject to certain exceptions. The 2024 Credit Agreement contains a financial maintenance covenant that requires the Company to maintain a Total Leverage Ratio (as defined in the 2024 Credit Agreement) of less than or equal to 4.50 to 1.00, tested at the end of each fiscal quarter. The 2024 Credit Agreement also provides for a number of customary events of default, including, among others: payment defaults to the Lenders, voluntary and involuntary bankruptcy proceedings, covenant defaults, material inaccuracies of representations and warranties, cross-acceleration to other material indebtedness, certain change of control events, material money judgments, and other customary events of default. The occurrence of an event of default could result in the acceleration of obligations and the termination of lending commitments under the 2024 Credit Agreement. The Company was in compliance with the covenants in the 2024 Credit Agreement as of December 31, 2025. As of December 31, 2025, the Company had no amounts drawn under this facility.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company had $3 million and $4 million of deferred debt issuance costs related to the revolving credit facility as of December 31, 2025 and 2024, respectively. These amounts are included in deposits and other assets on the Company's consolidated balance sheets.
The Company recognized interest expense as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Interest on outstanding borrowings	$28	$28	$28
Amortization of Senior Notes discount and issuance costs	2	3	2
Interest capitalized for construction in progress	(14)	(6)	(2)
Commitment fees and other	3	2	3
Total interest expense	$19	$27	$31

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.    INCOME TAXES
The components of the provision for income taxes attributable to operations consist of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(14)	$91	$126
State	1	28	37
Foreign	1	2	1
Total current	(12)	121	164
Deferred:
Federal	44	(42)	(32)
State	5	(8)	(3)
Foreign	(14)	—	(2)
Total deferred	35	(50)	(37)
Total provision for income taxes	$23	$71	$127
The components of deferred tax assets and liabilities consist of the following (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Allowance for credit losses	$7	$5
Accrued compensation	15	13
Stock compensation	28	15
Net operating losses	169	50
Accrued reserve and other	43	20
Lease liabilities	38	26
Capitalized research and development costs	109	140
Research and development credits	36	5
Total deferred tax assets, prior to valuation allowance	445	274

Valuation allowance	(49)	(33)
Total deferred tax assets, net of valuation allowance	396	241

Deferred tax liabilities:
Deferred commission costs, net	(46)	(43)
Lease right-of-use assets	(19)	(16)
Prepaid expenses	(5)	(5)
Property and equipment, net	(3)	(10)
Intangible assets, net	(514)	(144)
Total deferred tax liabilities	(587)	(218)

Net deferred tax assets (liabilities)	$(191)	$23
For both the years ended December 31, 2025 and 2024, the Company has not recognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries that were deemed permanently reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of both December 31, 2025 and 2024, a valuation allowance has been established for certain deferred tax assets due to the uncertainty of realization. The valuation allowance as of both December 31, 2025 and 2024 includes an allowance for acquired net operating losses and foreign deferred tax assets.
The Company established the valuation allowance because it is more likely than not that a portion of the deferred tax asset for certain items will not be realized based on the weight of available evidence. A valuation allowance was established for the foreign deferred tax assets due to the cumulative loss in recent years in those jurisdictions. The Company has not had sufficient taxable income historically to utilize the foreign deferred tax assets, and it is uncertain whether the Company will generate sufficient taxable income in the future to utilize the deferred tax assets. The Company established a valuation allowance for capital losses held by Domain. Capital losses can only offset capital gains in Australia. The Company has established a valuation allowance for certain acquired net operating losses where Section 382 limitations will impact the ability of the Company to utilize the net operating losses before they expire.
The Company’s change in valuation allowance was an increase of approximately $16 million for the year ended December 31, 2025 and an increase of approximately $24 million for the year ended December 31, 2024. The increase for the year ended December 31, 2025 was due to capital losses acquired in the Domain Acquisition and increases in foreign net operating losses. The increase for the year ended December 31, 2024 was primarily due to increases in foreign net operating loss deferred tax assets for which a full valuation allowance has been established.
The Company had U.S. income before income taxes of approximately $122 million, $294 million, and $527 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company had foreign losses before income taxes of approximately $92 million, $84 million, and $25 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The table below provides the updated requirements of ASU 2023-09 for 2025. See Note 2 for additional details on the adoption of ASU 2023-09.
The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows (in millions, except percentages):

	Year Ended December 31, 2025
	Amount	Percentage
Expected federal income tax provision at statutory rate	$6	21%
State income taxes, net of federal benefit(1)	6	20
Foreign Tax Effects
United Kingdom
Statutory tax rate difference between United Kingdom and United States	(2)	(7)
Changes in valuation allowances	13	43
Research credits	(1)	(3)
Australia
Statutory tax rate difference between Australia and United States	(4)	(13)
Foreign exchange loss	3	10
Other	(2)	(7)
Tax Credit
Research credits	(21)	(70)
Nontaxable or Nondeductible Items
Nondeductible Compensation	18	60
Transaction Costs	9	29
Stock Based Compensation	(3)	(10)
Other	(1)	(4)
Changes in Unrecognized Tax Benefits	2	7
Income tax expense, net	$23	77%
(1) State taxes in CA, DC, IL, NJ, NY, NYC, TX and VA made up the majority (greater than 50 percent) of the tax effect in this category.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the Company’s provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2024	2023
Expected federal income tax provision at statutory rate	$44	$105
State income taxes, net of federal benefit	18	27
Increase (decrease) in valuation allowance	22	2
Foreign tax rate differential	(3)	(1)
Research credits	(29)	(20)
Excess tax benefit	(2)	(6)
Tax reserves	7	4
Nondeductible compensation	9	9
Other adjustments	5	7
Income tax expense, net	$71	$127
The disaggregation of the income taxes paid (net of refunds) consist of the following (in millions):

Year Ended December 31,
2025
Federal	$40
State	15
Foreign	18
Total income taxes paid	$73
Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions (in millions):

Year Ended December 31,
2025
Federal
US	$40

State
Other States	$15

Foreign
Australia	$15
The Company has net operating loss carryforwards for international income tax purposes of approximately $173 million that do not expire. The Company has federal net operating loss carryforwards of approximately $503 million that begin to expire in 2028 and federal income tax credit carryforwards with a tax value of approximately $19 million primarily relating to federal research and development credits that begin to expire in 2032, state net operating loss carryforwards with a tax value of approximately $21 million that begin to expire in 2032 and state income tax credit carryforwards with a tax value of approximately $19 million primarily relating to state research and development credits and the D.C. qualified high technology company tax credit that began to expire in 2026. The Company realized a cash benefit relating to the use of its tax loss carryforwards of approximately $1 million, $3 million, and $6 million in December 31, 2025, 2024, and 2023, respectively.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions):

Unrecognized tax benefit as of December 31, 2022	$16
Increase for current year tax positions	4
Increase for prior year tax positions	2
Expiration of the statute of limitation for assessment of taxes	(2)
Unrecognized tax benefit as of December 31, 2023	20
Increase for current year tax positions	6
Increase for prior year tax positions	5
Expiration of the statute of limitation for assessment of taxes	(4)
Unrecognized tax benefit as of December 31, 2024	27
Increase for current year tax positions	5
Increase for prior year tax positions	2
Expiration of the statute of limitation for assessment of taxes	(4)
Unrecognized tax benefit as of December 31, 2025	$30
Approximately $30 million and $27 million of the unrecognized tax benefits as of December 31, 2025 and 2024, respectively, would favorably affect the annual effective tax rate if recognized in future periods. The increase for current year tax positions of $5 million and increase for prior year tax positions of $2 million for the year ended December 31, 2025 were primarily attributable to research credits. The decrease for expiration of the statute of limitation of $4 million for the year ended December 31, 2025 was attributable to research credits. The Company recognized $1 million, $1 million, and $1 million for interest and penalties in its consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023, respectively. The Company had liabilities of $3 million, $2 million, and $1 million for interest and penalties in its consolidated balance sheets as of December 31, 2025, 2024, and 2023, respectively. The Company does not anticipate the amount of the unrecognized tax benefits will change significantly over the next 12 months.
The Company is subject to taxation in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company’s federal income tax returns for tax years 2022 through 2024 remain open to examination. Most of the Company’s state income tax returns for tax years 2022 through 2024 remain open to examination. For states that have a four-year statute of limitations, the state income tax returns for tax years 2021 through 2024 remain open to examination. The Company’s U.K. income tax return for tax year 2024 remains open to examination. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    COMMITMENTS AND CONTINGENCIES
The following summarizes the Company's significant contractual obligations, including related payments due by period, as of December 31, 2025 (in millions):

Year Ending December 31,	Operating lease obligations	Finance lease obligations	Long-term debt principal payments	Long-term debt interest payments
2026	$29	$6	$—	$28
2027	33	5	—	28
2028	33	1	—	28
2029	24	—	—	28
2030	19	—	1,000	28
Thereafter	23	—	—	—
Total	$161	$12	$1,000	$140
The Company leases office facilities under various non-cancelable operating leases, as well as data centers and vehicles under finance lease arrangements. The leases contain various renewal options.
See Note 6 for further discussion of the Company's lease commitments.
Litigation
Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is reasonably possible that an unfavorable outcome may occur as a result of one or more of the Company’s current litigation matters, at this time, management has concluded that the resolutions of these matters are not expected to have a material effect on the Company's consolidated financial position, future results of operations, or liquidity. Legal defense costs are expensed as incurred, except as set forth below.
Matterport-Related Matters
On July 23, 2021, plaintiff William J. Brown, a former employee and a stockholder of Matterport, sued Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron and Michael Gustafson (collectively, the “Brown Defendants”) in the Court of Chancery of the State of Delaware (the “Chancery Court ”). Brown claimed that the Brown Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the Gores Merger transactions (the "Gores Transaction" and the Agreement and the Plan of Merger thereunder, the "Gores Merger Agreement") between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Matterport’s Board of Directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to Brown. Separate proceedings regarding Brown's remaining claims, including the amount of any damages suffered by Brown were the subject of the second phase of the case. Legacy Matterport's position was that Brown did not suffer any damages as he would have sold his shares as soon as possible after the Gores Transaction closed had Legacy Matterport not prevented him from trading based on its application of the Transfer Restrictions. Trial was held in November 2023, and a post-trial hearing was held on February 22, 2024. On May 28, 2024, the court ruled that Matterport had a reasonable basis to deny the plaintiff’s November 2021 demand that the transfer restrictions be removed from his shares and that the plaintiff lacked standing as to whether the transfer restrictions complied with Delaware law. However, the court awarded Brown $79 million plus pre- and post-judgment interest as damages for losses caused by Matterport’s initial refusal to issue freely transferable shares (the “Brown Judgment”). On July 29, 2024, a notice of appeal to the court's ruling to the Delaware Supreme Court was filed. Brown filed a notice of cross-appeal on August 12, 2024. Oral argument on the appeal was heard on February 26, 2025. On April 22, 2025, the Delaware Supreme Court substantially affirmed the Chancery Court's $79 million damages award but reversed and remanded for additional proceedings on the manner in which post-judgment interest was calculated.
The Company has estimated a litigation accrual of $99 million as of December 31, 2025, considering the substantially-affirmed damages award and the Company's estimate of the expected interest award using the Chancery Court's previously

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determined interest methodology. This estimated litigation accrual is reflected in the purchase price allocation for the Matterport Acquisition and is subject to change based on the Chancery Court's revised ruling. The Company anticipates the revised ruling will occur by the first half of 2026. The Company estimated additional interest of up to approximately $17 million could be awarded if the Chancery Court followed the methodology Brown previously argued, and which was rejected. Subsequent to the Brown Judgment, on August 14, 2024, a litigation bond was posted, and Matterport transferred $95 million in cash as collateral into a designated insured interest-bearing account, which is classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2025.
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
The Company monitors developments in these legal matters that could affect the estimate the Company may have previously accrued. As of December 31, 2025, there were no amounts accrued that the Company believes would be material to its financial position, except as noted above. Further, the range of reasonably possible losses in excess of accrued liabilities currently cannot be reasonably estimated, except as noted above.
13.    SEGMENT REPORTING
Segment Information
The Company manages its business by product portfolios in two operating segments and two reportable segments, with the primary areas of measurement and decision-making being Commercial Real Estate and Residential Real Estate. Segment reporting is aligned with the internal reporting used by the CODM, which is the Company’s Chief Executive Officer. The CODM relies on a management reporting process that provides operating segment revenue, EBITDA, and Adjusted EBITDA for making decisions and assessing performance as the source of the Company’s reportable segments. EBITDA and Adjusted EBITDA are used by management internally to measure operating and management performance and to evaluate the business. The CODM does not review any information regarding total assets by operating segment.
Operating results by segment include items that are directly attributable to each segment and shared expenses such as IT expenses, corporate infrastructure costs including facilities, finance, and legal. Shared expenses are allocated based on revenue and headcount. There are no intersegment transactions. The impact of certain items that are not normal, recurring, cash operating expenses necessary to run the operating segment are removed to determine Adjusted EBITDA and include stock based compensation, acquisition and integration costs, restructuring and related costs, and settlements and impairments.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have recast certain prior period disclosures to align with our reportable segments. See Note 2 for additional information.
Summarized EBITDA and Adjusted EBITDA information by operating segment consists of the following (in millions):

	Commercial Real Estate	Residential Real Estate	Total
Year Ended December 31, 2025
Revenue(1)	$1,787	$1,460	$3,247
Less:
Personnel	861	696	1,557
Marketing	77	771	848
General and administrative (2)	369	303	672
EBITDA	480	(310)	170
Stock-based compensation expense	151	43	194
Acquisition and integration related costs	36	27	63
Restructuring and related costs	4	2	6
Settlements and impairments	1	8	9
Adjusted EBITDA	$672	$(230)	$442

Year Ended December 31, 2024
Revenue(1)	$1,515	$1,221	$2,736
Less:
Personnel	622	577	1,199
Marketing	64	795	859
General and administrative (2)	310	245	555
EBITDA	519	(396)	123
Stock-based compensation expense	55	34	89
Acquisition and integration related costs	29	—	29
Restructuring and related costs	—	1	1
Settlements and impairments	(1)	—	(1)
Adjusted EBITDA	$602	$(361)	$241

Year Ended December 31, 2023
Revenue(1)	$1,443	$1,012	$2,455
Less:
Personnel	608	429	1,037
Marketing	92	468	560
General and administrative(2)	266	202	468
EBITDA	477	(87)	390
Stock-based compensation expense	56	29	85
Acquisition and integration related costs	—	13	13
Restructuring and related costs	3	1	4
Adjusted EBITDA	$536	$(44)	$492
___________________
(1) See Note 3 for revenue by segment.
(2) Excludes personnel costs.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation of Adjusted EBITDA and EBITDA to income before income tax expense consists of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Adjusted EBITDA	$442	$241	$492
Stock-based compensation expense	(194)	(89)	(85)
Acquisition and integration related costs	(63)	(29)	(13)
Restructuring and related costs	(6)	(1)	(4)
Settlements and impairments	(9)	1	—
EBITDA	170	123	390
Amortization of acquired intangible assets in cost of revenue	(74)	(30)	(32)
Amortization of acquired intangible assets in operating expenses	(118)	(44)	(42)
Depreciation and other amortization	(50)	(44)	(34)
Interest income, net	110	213	214
Other income (expense), net (1)	(8)	(8)	6
Income before income taxes	$30	$210	$502
__________________________
(1) Includes 21 million and 29 million of depreciation and amortization expense, including above-market lease amortization, associated with lessor activities for the years ended December 31, 2025 and 2024, respectively.

14.    STOCKHOLDERS' EQUITY
Share Repurchase Program
Prior Stock Repurchase Program and Accelerated Share Repurchase Agreement
In February 2025, the Board of Directors approved the Prior Stock Repurchase Program which authorized the repurchase of up to $500 million of CoStar Group Shares. Prior to November 6, 2025, the Company purchased $138 million of CoStar Group Shares pursuant to a 10b5-1 Plan.

On November 6, 2025, the Company entered into an ASR agreement with a financial institution counterparty to repurchase $300 million of its outstanding common stock. The Company repurchased 4.5 million CoStar Group Shares during the term of the ASR Agreement based on the volume-weighted average price, net of discount, of $66.98 per share over the duration of the program, which was completed in November 2025. The share repurchases were recorded as a reduction to stockholders’ equity.
During the year ended December 31, 2025, the Company repurchased a total of 7.1 million CoStar Group Shares for an aggregate cost of $500 million under the Prior Stock Repurchase Program and ASR Agreement. As a result, no balance remained available for repurchases under that program. The aggregate purchase price of CoStar Group Shares is recorded as Treasury Stock and presented as a reduction to stockholders' equity.
New Stock Repurchase Program
In December 2025, the Board of Directors approved a Stock Repurchase Program which authorizes, but does not obligate, the repurchase of up to $1.5 billion of CoStar Group Shares. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act or through a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act. Repurchases may be made from time to time at management's discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time at the Company’s discretion.
No shares were repurchased under the Stock Repurchase Program during the year ended December 31, 2025. As of December 31, 2025, $1.5 billion remains available for repurchases under the Stock Repurchase Program.
Shares of common stock repurchased under the share repurchase program become treasury shares and are accounted for when the transaction is settled. Direct costs incurred to acquire the shares are included in the total cost of the shares.

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Preferred Stock
The Company has 2.0 million shares of preferred stock, $0.01 par value, authorized for issuance. The Board of Directors may issue the preferred stock from time to time as shares of one or more classes or series.
Common Stock
The Company has 1.2 billion shares of common stock authorized for issuance. Dividends may be declared and paid on the common stock, subject in all cases to the rights and preferences of the holders of preferred stock and authorization by the Board of Directors. In the event of liquidation or winding up of the Company and after the payment of all preferential amounts required to be paid to the holders of any series of preferred stock, any remaining funds shall be distributed among the holders of the issued and outstanding common stock.
15.    EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted earnings per share (in millions, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$7	$139	$375
Denominator:
Denominator for basic earnings per share — weighted-average outstanding shares	416.8	406.3	405.3
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	3.9	1.5	1.6
Denominator for diluted earnings per share — weighted-average outstanding shares	420.7	407.8	406.9

Earnings per share — basic	$0.02	$0.34	$0.92
Earnings per share — diluted	$0.02	$0.34	$0.92
The following table summarizes the shares underlying the unvested performance-based restricted stock and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in millions):

	Year Ended December 31,
	2025	2024	2023
Performance-based restricted stock awards	0.1	0.1	0.2
Anti-dilutive securities	1.7	0.8	0.7
16.    EMPLOYEE BENEFIT PLANS
Stock Incentive Plans
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
The 2025 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights to officers, employees, and directors of the Company and its subsidiaries. Stock options granted under the 2025 Plan may be non-qualified or may qualify as incentive stock options. Except in limited circumstances related to a merger or other acquisition, the exercise price for an option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period for each grant of options, restricted stock, restricted stock units, and stock appreciation rights

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under the 2025 Plan is determined by the Board of Directors or a committee thereof and is generally three to four years, subject to minimum vesting periods of at least one year. In some cases, vesting of awards under the 2025 Plan may be based on performance conditions. The Company initially reserved approximately 13.2 million shares of common stock for issuance under the 2025 Plan, which included shares of common stock that were authorized and remained available for issuance under the 2016 Plan as of April 28, 2025. Any shares of common stock subject to (a) outstanding awards under the 2016 Plan as of April 28, 2025 or (b) outstanding awards under the 2025 Plan that cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised or settled in vested and nonforfeitable shares) will become authorized and unissued under the 2025 Plan. Unless terminated sooner, the 2025 Plan will terminate in June 2035, but will continue to govern unexercised and unexpired awards issued under the 2025 Plan prior to that date. Approximately 9.7 million shares were available for future grant under the 2025 Plan as of December 31, 2025.
In connection with the Matterport Acquisition, the Company assumed Matterport's 2021 Incentive Award Plan and Matterport's Amended and Restated 2011 Stock Incentive Plan, including outstanding restricted stock units and stock options originally granted by Matterport under the Assumed Matterport Plans to continuing employees. These assumed awards will vest in accordance with their original terms, generally over four years. The Company does not intend to issue further grants under these plans. Shares forfeited due to employee termination or expiration are returned to the share pool. As of December 31, 2025, approximately 2.1 million shares remained available under the Assumed Matterport Plans.

As of December 31, 2025, there was approximately $247 million of unrecognized compensation cost related to stock incentive plans, net of estimated forfeitures, which the Company expects to recognize over a weighted-average-period of 2.5 years. The income tax benefit realized from stock-based compensation was $5 million, $2 million and $7 million for the years ended December 31, 2025, 2024 and 2023, respectively. See Notes 2 for further discussion of stock-based compensation expense.
Stock Options
Option activity was as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	2,178,200	$41.79	5.60	$80
Granted	140,800	$76.78
Exercised	(419,340)	$17.77
Outstanding at December 31, 2023	1,899,660	$46.69	5.53	$72
Granted	152,900	$82.47
Exercised	(122,736)	$58.03
Canceled or expired	(25,234)	$72.66
Outstanding at December 31, 2024	1,904,590	$51.48	4.80	$44
Assumed in Matterport Acquisition	1,799,170	$9.54
Granted	212,700	$78.33
Exercised	(686,735)	$9.76
Canceled or expired	(26,000)	$91.98
Outstanding at December 31, 2025	3,203,725	$38.32	3.96	$102

Exercisable at December 31, 2023	1,571,105	$44.32	4.93	$68
Exercisable at December 31, 2024	1,615,687	$46.75	4.15	$44
Exercisable at December 31, 2025	2,849,289	$33.22	3.38	$102
The aggregate intrinsic value of outstanding options is calculated as the difference between (i) the closing price of the common stock at the end of the period and (ii) the exercise price of the underlying awards, multiplied by the number of outstanding options as of the end of the period that had an exercise price less than the closing price on that date. The aggregate

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intrinsic value of options exercised, determined as of the exercise date, was approximately $48 million, and $4 million, and $24 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model, using the assumptions in the following table:

	Year Ended December 31,
	2025	2024	2023
Dividend yield	0%	0%	0%
Expected volatility	35%	35%	35%
Risk-free interest rate	4.29%	4.28%	3.96%
Expected life (in years)	5	5	5
Weighted-average grant date fair value	$30.05	$31.57	$28.87
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
The following table summarizes information regarding options outstanding at December 31, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$4.73 - $9.59	1,051,854	3.18	$9.16	1,051,854	$9.16
$9.60 - $27.35	406,581	1.69	$19.47	406,581	$19.47
$27.36 - $53.24	697,090	2.62	$36.97	697,090	$36.97
$53.25 - $77.56	549,600	5.38	$69.05	509,799	$68.44
$77.57 - $91.98	498,600	7.76	$83.24	183,965	$89.35
	3,203,725	3.96	$38.32	2,849,289	$33.22
Restricted Stock Awards
The Company grants restricted common stock to certain executive officers, directors, and employees of the Company which vest over a specific service period. Executive officers also receive restricted common stock that vests based on the achievement of certain operating performance goals over a three-year performance period. The grant of awards with performance conditions supports the Company’s goal of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company.
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

	Year Ended December 31,
	2025	2024	2023
Dividend yield	0%	0%	0%
Expected volatility	31%	34%	37%
Risk-free interest rate	4.23%	4.47%	4.31%
Expected life (in years)	3	3	3
Weighted-average grant date fair value	$85.29	$86.96	$81.58
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
As of December 31, 2025, the Company determined that it was probable that at least the minimum performance goals associated with restricted stock awards with performance and market conditions granted during 2025, 2024, and 2023 would be met by their forfeiture dates. The Company recorded a total of approximately $10 million, $7 million, and $14 million of stock-based compensation expense related to restricted stock awards with performance and market conditions for the years ended December 31, 2025, 2024, and 2023, respectively, As of December 31, 2025, the Company expects to record an aggregate stock-based compensation expense of approximately $24 million for performance-based restricted stock awards over the periods 2026, 2027, and 2028.
The following table presents unvested restricted stock awards activity for the year ended December 31, 2025:

	Restricted Stock Awards — without Market Condition		Restricted Stock Awards — with Market Condition
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock awards at December 31, 2024	2,554,989	$76.19	733,200	$81.49
Granted	2,316,296	$79.04	435,120	$85.29
Vested	(898,926)	$74.47	(124,068)	$71.19
Canceled	(329,149)	$75.81	(48,252)	$71.19
Unvested restricted stock awards at December 31, 2025	3,643,210	$78.32	996,000	$84.93

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units
The following table presents unvested restricted stock units activity for the year ended December 31, 2025:

	Number of Units	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock units at December 31, 2024	23,532	$73.88
Assumed in Matterport Acquisition	2,256,423	$75.63
Granted	115,654	$78.57
Vested	(1,304,354)	$75.60
Canceled	(376,335)	$75.64
Unvested restricted stock units at December 31, 2025	714,920	$76.09
Management Stock Purchase Plan
The Board of Directors originally adopted the Company’s Management Stock Purchase Plan in December 2017 and the plan was subsequently amended and restated in December 2025. The intent of the MSPP is to provide select key employees of the Company and its subsidiaries, including the Company's executive officers, the opportunity to defer a portion of their cash incentive compensation and to align management and stockholder interests through awards of DSUs under the MSPP and awards of Matching RSUs issued under the Company's 2016 Plan and 2025 Plan. Under the MSPP, participants are permitted to elect to defer up to 90% (or such other percentage determined by the Compensation Committee of the Board of Directors) of their annual incentive bonus or commissions earned during the year by submitting an irrevocable election in accordance with Section 409A of the Internal Revenue Code, as amended. On the date the incentive bonus or commission would otherwise be paid in cash (typically during the following calendar year), the Company awards the participant DSUs representing the number of shares of common stock with an aggregate fair market value on that date equal to the amount of compensation elected to be deferred under the MSPP. On the same date the DSUs are awarded, the participant receives a grant of Matching RSUs covering the number of shares of common stock equal up to 100% of the DSUs granted. The expense related to the DSUs is recognized on a straight-line basis during the period that the related incentive bonus or commission is earned. The Company granted 95,936 and 57,498 DSUs during the years 2025 and 2024, respectively. The expense related to the Matching RSUs is recognized over the four-year vesting period following the grant date.
The following tables presents the Matching RSU activity for the year ended December 31, 2025:

	Number of Matching RSU Shares	Weighted-Average Grant Date Fair Value per Share
Unvested MSPP restricted stock units at December 31, 2024	174,730	$72.17
Granted	95,936	$77.60
Vested	(22,670)	$83.79
Canceled	(7,613)	$78.84
Unvested MSPP restricted stock units at December 31, 2025	240,383	$73.03
Employee 401(k) Plan
The Company maintains a 401(k) Plan as a defined contribution retirement plan for all eligible employees. The 401(k) Plan provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the IRS. In addition to the traditional 401(k), effective January 1, 2015, eligible employees have the option of making an after-tax contribution to a Roth 401(k) plan or a combination of both. In each of 2025, 2024, and 2023, the Company matched 100% of employee contributions up to a maximum of 4% of total compensation. Amounts contributed to the 401(k) Plan by the Company to match employee contributions for the years ended December 31, 2025, 2024, and 2023 were approximately $33

COSTAR GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, $26 million, and $26 million, respectively. The Company had no administrative expenses in connection with the 401(k) Plan for each of the years ended December 31, 2025, 2024, and 2023.
Employee Pension Plan
The Company maintains a GPP Plan for all eligible employees in the Company’s U.K. offices. The GPP Plan is a defined contribution plan. Employees are eligible to contribute a portion of their salaries, subject to a maximum annual amount as established by Her Majesty's Revenue and Customs. In each of 2025, 2024, and 2023, the Company's matching contribution was based on the percentage contributed by the employee, up to a maximum of 6% of total compensation. Amounts contributed to the GPP Plan by the Company to match employee contributions for the years ended December 31, 2025, 2024, and 2023, were approximately $2 million, $2 million, and $1 million, respectively.
Employee Stock Purchase Plan
As of August 1, 2006, the Company introduced an ESPP, pursuant to which eligible employees participating in the plan authorize the Company to withhold specified amounts from the employees’ compensation and use the withheld amounts to purchase CoStar Group Shares at 90% of the market price. Participating employees are able to purchase common stock under this plan during each offering period. An offering period begins the second Saturday before each of the Company’s regular pay dates and ends on each of the Company’s regular pay dates. On June 2, 2021, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares available for purchase under the ESPP by 9.7 million shares. The Company registered the issuance of these additional shares under the ESPP pursuant to the registration statement filed on July 28, 2021. There were 292,559 and 544,587 shares available for purchase under the ESPP as of December 31, 2025 and 2024, respectively, and approximately 252,028 and 237,741 CoStar Group Shares were purchased under the ESPP during 2025 and 2024, respectively.
17.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any material subsequent events that required adjustment or disclosure in the consolidated financial statements.