Form 10-Q
period 2026-03-31
COSTAR GROUP, INC.
filed 2026-04-29
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2026, there were 408,355,715 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.
FORM 10-Q

Glossary of Terms
The following abbreviations or acronyms used in this Quarterly Report on Form 10-Q (this “Report”) are defined below:

Abbreviation or Acronym	Definition
2020 Credit Agreement
The second amended and restated credit agreement, dated July 1, 2020, which amended and restated in its entirety the then-existing credit agreement originally entered into on April 1, 2014, as amended by the first amendment to the second amended and restated credit agreement, dated May 8, 2023, and was replaced by the 2024 Credit Agreement in May 2024

2024 Credit Agreement	The credit agreement the Company entered into on May 24, 2024, which replaced the 2020 Credit Agreement
2025 Form 10-K	CoStar Group's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026
2026 ASR Agreement	Accelerated Share Repurchase Program entered in 2026
A$	Australian dollars
AI	Artificial intelligence
AI Technologies	AI and machine learning technologies
AOMs	Structured equity vehicles operating under Domain's Agent Ownership Model. The AOMs function as strategic partnership tools that provide residential and commercial real estate agencies an economic stake in Domain-affiliated entities, creating a mechanism to reward long-term engagement and performance through profit-sharing rather than traditional commissions or rebates.
ASC	Accounting Standards Codification
Assumed Matterport Plans	The Matterport, Inc. 2021 Incentive Award Plan and Matterport, Inc. Amended and Restated 2011 Stock Incentive Plan assumed by CoStar Group in connection with the Matterport Acquisition
ASU	Accounting Standards Update
BEAT	Base erosion and anti-abuse minimum tax
Board of Directors	The CoStar Group Board of Directors
CODM	Chief Operating Decision Maker
CoStar Group (also the “Company,” “we,” “us,” or “our”)	The legal entity, CoStar Group, Inc., a Delaware corporation, one or more of its consolidated subsidiaries or operating segments, or the entirety of CoStar Group, Inc. and its consolidated subsidiaries
CoStar Group Share	A share of the common stock of the Company, par value $0.01 per share
CRI	The legal entity CoStar Realty Information, Inc., a Delaware corporation and wholly owned subsidiary (and primary operating entity in the United States) of CoStar Group, Inc.
Domain	Domain Holdings Australia Pty Limited
Domain Acquisition	CoStar's acquisition of Domain completed on August 27, 2025, pursuant to the Scheme Implementation Deed
Domain Proposal	The Company’s non-binding indicative proposal to acquire 100% of the issued capital of Domain by way of scheme of arrangement for a cash consideration of A$4.43 per ordinary share of Domain
DSUs	Deferred Stock Units
EBITDA	Net income (loss) before interest income or expense, net; other income or expense, net; loss on debt extinguishment; income taxes; depreciation; and amortization
EPS	Earnings Per Share
ESPP	Employee Stock Purchase Plan
EURIBOR	Euro Interbank Offered Rate
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDII	Foreign Derived Intangible Income

Abbreviation or Acronym	Definition
GAAP	Generally accepted accounting principles in the U.S.
GILTI	Global intangible low-taxed income inclusion
Homes.com
One of the flagship brands of our residential products and a homes for-sale listings site, which manages workflow and marketing for residential real estate agents and brokers and allows homebuyers to view residential property listings, research communities, and connect with real estate agents and brokers

H.R.1	A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14, commonly referred to as the One Big Beautiful Bill Act, and signed into law on July 4, 2025
Matching RSUs	Awards of matching restricted stock units awarded under the Company's Management Stock Purchase Plan
Matterport
The legal entity Matterport, LLC, formerly known as Matterport Inc., a Delaware corporation and provider of a technology platform that uses spatial data to transform physical buildings and spaces into dimensionally accurate, digital images

Matterport Acquisition	CoStar's acquisition of Matterport completed on February 28, 2025, pursuant to the Matterport Merger Agreement
Matterport Common Stock	Matterport Class A common stock, par value $0.0001 per share
Matterport Merger Agreement	On April 21, 2024, CoStar Group entered into an Agreement and Plan of Merger and Reorganization with Matterport, Matrix Merger Sub I LLC, and Matrix Merger Sub II LLC
Matterport Merger Exchange Ratio
A ratio of 0.03552 which was determined by the Matterport Merger Agreement and was set on the collar floor as the volume-weighted average price at which the CoStar Group Shares traded on the Nasdaq Global Select Market for the 20 consecutive Trading Days was below the Floor Price of a symmetrical collar of $77.42

MLSs	Multiple listing services
MSPP	Management Stock Purchase Plan
NCI	Noncontrolling interest
OnTheMarket	The legal entity OnTheMarket Limited, the operator of onthemarket.com, a U.K. residential property portal
Prior Stock Repurchase Program	The stock repurchase program the Board of Directors approved in February 2025 that authorizes the repurchase of up to $500 million CoStar Group Shares
ROU	Right-of-use
SaaS	Software as a Service
SEC	The U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Notes	2.800% notes issued by CoStar Group, Inc. due July 15, 2030
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
Stock Repurchase Program	The stock repurchase program the Board of Directors approved in December 2025 that authorizes the repurchase of up to $1.5 billion CoStar Group Shares
STR	The Company's brand for benchmarking hotel performance and providing market insights to the industry
Term SOFR	The forward-looking SOFR term rates administered by CME Group Benchmark Administration Limited
TSR	Total shareholder return
U.K.	The United Kingdom of Great Britain and Northern Ireland
U.S.	The United States of America
VIE	Variable Interest Entity
Visual Lease	The legal entity Visual Lease, LLC, a Delaware limited liability company and operator of Visual Lease, a SaaS platform for integrated lease management and lease accounting

Abbreviation or Acronym	Definition
Visual Lease Acquisition	CoStar's acquisition of all of the outstanding equity interest in Visual Lease completed on November 1, 2024, pursuant to the Visual Lease Merger Agreement
Visual Lease Merger Agreement
The Agreement and Plan of Merger dated as of October 18, 2024, between CRI; Neptune Merger Sub; Visual Lease, LLC; and Shareholder Representative Services LLC as the Holder Representative, pursuant to which, among other things, and subject to its terms, Neptune Merger Sub merged with and into Visual Lease with Visual Lease surviving the merger as a wholly owned subsidiary of CRI

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$897	$732
Cost of revenue	196	153
Gross profit	701	579

Operating expenses:
Selling and marketing (excluding customer base amortization)	421	369
Software development	114	95
General and administrative	126	141
Customer base amortization	37	17
	698	622
Income (loss) from operations	3	(43)
Interest income, net	10	38
Other expense, net	(1)	(2)
Income (loss) before income taxes	12	(7)
Income tax expense	9	8
Net income (loss)	$3	$(15)

Earnings per share - basic	$0.01	$(0.04)
Earnings per share - diluted	$0.01	$(0.04)

Weighted-average outstanding shares - basic	413.0	410.5
Weighted-average outstanding shares - diluted	414.0	410.5

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$3	$(15)
Other comprehensive income, net of tax
Foreign currency translation adjustment	51	9
Total other comprehensive income	51	9
Total comprehensive income (loss)	$54	$(6)

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,215	$1,633
Restricted cash	101	100
Accounts receivable	301	263
Less: Allowance for credit losses	(32)	(29)
Accounts receivable, net	269	234
Income taxes receivable	18	18
Prepaid expenses and other current assets	103	134
Total current assets	1,706	2,119

Deferred income taxes, net	44	47
Property and equipment, net	1,367	1,323
Lease right-of-use assets	120	123
Goodwill	4,975	4,944
Intangible assets, net	1,731	1,771
Deferred commission costs, net	188	184
Deposits and other assets	33	27
Total assets	$10,164	$10,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39	$42
Accrued wages and commissions	126	145
Accrued expenses	216	203
Litigation accrual	99	99
Income taxes payable	1	1
Lease liabilities	28	28
Deferred revenue	237	205
Other current liabilities	31	23
Total current liabilities	777	746

Long-term debt, net	994	993
Deferred income taxes, net	244	238
Income taxes payable	30	27
Lease and other long-term liabilities	168	163
Total liabilities	2,213	2,167
Stockholders' equity attributable to CoStar Group	7,913	8,334
Equity attributable to NCI	38	37
Total equity	7,951	8,371
Total liabilities and stockholders' equity	$10,164	$10,538
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders’ Equity Attributable to CoStar Group	Equity Attributable to NCI	Total Equity
	Shares	Amount
Balance at December 31, 2025	417.9	$4	$6,410	$(510)	$80	$2,350	$8,334	$37	$8,371
Net income	—	—	—	—	—	3	3	—	3
Other comprehensive income	—	—	—	—	51	—	51	—	51
Change in NCI	—	—	—	—	—	—	—	1	1
Exercise of stock options	0.9	—	8	—	—	—	8	—	8
Restricted stock grants vested	0.1	—	—	—	—	—	—	—	—
Restricted stock grants surrendered	(0.6)	—	(20)	—	—	—	(20)	—	(20)
Employee stock purchase plan	0.1	—	7	—	—	—	7	—	7
Management stock purchase plan	0.1	—	(2)	—	—	—	(2)	—	(2)
Stock-based compensation expense	—	—	41	—	—	—	41	—	41
Stock repurchases under stock repurchase programs	(11.4)	—	(3)	(506)	—	—	(509)	—	(509)
Balance at March 31, 2026	407.1	$4	$6,441	$(1,016)	$131	$2,353	$7,913	$38	$7,951
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Stockholders’ Equity Attributable to CoStar Group	Equity Attributable to NCI	Total Equity
	Shares	Amount
Balance at December 31, 2024	409.5	$4	$5,232	$—	$(26)	$2,343	$7,553	$—	$7,553
Net loss	—	—	—	—	—	(15)	(15)	—	(15)
Other comprehensive income	—	—	—	—	9	—	9	—	9
Exercise of stock options	0.1	—	1	—	—	—	1	—	1
Restricted stock grants	2.3	—	—	—	—	—	—	—	—
Restricted stock grants surrendered	(0.3)	—	(34)	—	—	—	(34)	—	(34)
Employee stock purchase plan	0.1	—	6	—	—	—	6	—	6
Management stock purchase plan	—	—	(1)	—	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	30	—	—	—	30	—	30
Stock repurchases under stock repurchase programs	(0.2)	—	—	(18)	—	—	(18)	—	(18)
Common stock issued for Matterport Acquisition	11.7	—	1,025	—	—	—	1,025	—	1,025
Balance at March 31, 2025	423.2	$4	$6,259	$(18)	$(17)	$2,328	$8,556	$—	$8,556

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income (loss)	$3	$(15)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82	47
Amortization of deferred commissions costs	30	31
Non-cash lease expense	8	8
Stock-based compensation expense	42	30
Deferred income taxes, net	3	(1)
Credit loss expense	8	10
Other operating activities, net	1	(2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(42)	(16)
Prepaid expenses, other current assets and other assets	26	7
Deferred commissions	(34)	(34)
Accounts payable and other liabilities	(3)	(22)
Lease liabilities	(7)	(10)
Income taxes payable, net	3	7
Deferred revenue	32	13
Net cash provided by operating activities	152	53

Investing activities:
Proceeds from sale and settlement of investments and other assets	—	204
Purchases of property, equipment, and other assets for new campuses	(45)	(54)
Purchases of property, equipment, and other assets	(9)	(26)
Purchase of equity securities	—	(285)
Cash paid for acquisitions, net of cash acquired	—	(750)
Net cash used in investing activities	(54)	(911)

Financing activities:
Repurchase of restricted stock to satisfy tax withholding obligations	(22)	(34)
Repurchases of stock	(505)	(19)
Proceeds from exercise of stock options and employee stock purchase plan	14	7
Other financing activities, net	(1)	(1)
Net cash used in financing activities	(514)	(47)

Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(1)	2
Net decrease in cash, cash equivalents, and restricted cash	(417)	(903)
Cash, cash equivalents, and restricted cash at the beginning of period	1,733	4,681
Cash, cash equivalents, and restricted cash at the end of period	$1,316	$3,778

Supplemental cash flow disclosures:
Interest paid	$14	$15
Income taxes (refund) paid, net	$(23)	$2

Supplemental non-cash investing and financing activities:
Accrued capital expenditures and non-cash landlord incentives	$75	$103

See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.    ORGANIZATION
CoStar Group (the "Company") is a leading global provider of real estate information, analytics, online marketplaces, and 3D digital twin technology. The Company has created and compiled a standardized platform of real estate information and analytics and online marketplaces where industry professionals, consumers of real estate, and the related business communities can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. The Company's service offerings span all property types, including office, residential, retail, industrial, multifamily, land, mixed-use, and hospitality. The Company's services are typically distributed to its customers under subscription-based agreements that generally renew automatically and have a minimum term of one year. The Company operates within two operating segments, which are Commercial Real Estate and Residential Real Estate.
The Company acquired Matterport and Domain in February 2025 and August 2025, respectively. See Note 4 for further discussion of these acquisitions.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.
Principles of Consolidation
The condensed consolidated financial statements include CoStar Group, Inc. and all entities in which we have a controlling financial interest. To determine whether such an interest exists, we assess whether the entity qualifies as a VIE.
We consolidate VIEs when we are the primary beneficiary. We are deemed the primary beneficiary of a VIE when we have both (a) the power to direct the activities of the VIE that most significantly impact its economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
In determining whether we are the primary beneficiary, we consider various factors regarding the nature of our involvement with the VIE, including our economic interests, voting rights, authority to appoint or remove directors, and ability to authorize key decisions. We also analyze the VIE’s design, including its capital structure, cash flows, and classes of shares.
As part of the Domain Acquisition, the Company obtained ownership interests in the AOMs, which are considered VIEs for which the Company is the primary beneficiary. Domain introduced the AOMs to incentivize real estate agents to increase their use of Domain's depth products by allowing agents to share in a portion of Domain's earnings in return for placing premium, higher-value advertisements on the Domain platform. Domain provides corporate services to the VIEs under services agreements. In addition, CoStar Group has issued letters of support to the VIEs, committing to provide financial support in the event that the VIEs are unable to meet their liabilities independently.
See Note 4 for additional details regarding the Domain Acquisition.
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at March 31, 2026 and December 31, 2025, the results of its operations for the three months ended March 31, 2026 and 2025, its comprehensive income (loss) for the three months ended March 31, 2026 and 2025, its changes in stockholders' equity for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Report. Therefore, these financial statements should be read in conjunction with the Company’s 2025 Form 10-K.
Recast of Certain Prior Period Information
During the fourth quarter of 2025, the Company changed the composition of its segments from geography-based to product-portfolio-based. This change aligns with the internal reporting used by the CODM for assessing performance and allocating resources. Prior period segment disclosures have been recast to conform to the current presentation, except where it was impracticable to do so. These changes primarily impacted Notes 3 and 12.
The recast of prior period information did not affect the condensed consolidated balance sheets, condensed consolidated statements of operations, or other condensed consolidated financial statements.
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
Nature of Products and Services
The Company derives revenue primarily by (i) providing online marketplaces for professional property management companies, property owners, real estate agents and brokers, and landlords, in each case, typically through a fixed monthly fee for its subscription-based advertising services and (ii) providing access to its proprietary database of commercial real estate information, including benchmarking and analytics for the hospitality industry and analytics for lenders. Other subscription-based services include (i) real estate and lease management solutions to commercial customers and real estate investors and (ii) access to its AI-powered spatial data platform to create high-fidelity and high-accuracy digital twins of physical spaces.
Subscription contract rates are generally based on the number of sites, number of users, organization size, the customer’s business focus, geography, the number of properties reported on or analyzed, the number and types of services to which a customer subscribes, the number of properties a customer advertises, the number of digital twins hosted, the number of transactions and average transaction size a broker or agent has closed, and the prominence and placement of a customer's advertised properties in the search results. The Company’s subscription-based licenses, advertising packages, and membership agreements generally renew automatically, and the majority have a term of at least one year. Revenue from subscription-based contracts was approximately 90% and 96% of total revenue for the three months ended March 31, 2026 and 2025, respectively.
The Company also derives revenue from transaction-based services, including: (i) providing premium listings for individual properties on our marketplaces, (ii) providing data capture services to create digital twins, (iii) the sale of Matterport cameras and capture equipment, (iv) Ten-X's auctions, and (v) ancillary products and services that are sold on an ad hoc basis.
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

The Company recognizes revenue upon the satisfaction of its performance obligations (upon transfer of control of promised services to its customers) in an amount that reflects the consideration which it expects to be entitled to in exchange for those services. Revenue from subscription-based services is recognized on a straight-line basis over the term of the agreement. Revenue from premium listings sold on a transactional basis is recognized over the estimated period the advertisements will be active. Revenue from all other transaction-based services is recognized when the promised product or services are delivered, which, in the case of property auctions, is at the time of a successful closing for the sale of the auctioned property. Revenue from product sales is recognized upon control transferring to the customers, which is generally upon shipment. Revenue for sales of Matterport cameras is recorded net of estimates of returns, as buyers are entitled to return the camera within 30 days from the date of purchase for a full refund. These rights are accounted for as variable consideration and recognized as a reduction to the revenue recognized.
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
Assets Recognized from Costs to Obtain a Contract with a Customer
Certain sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions incurred for obtaining new contracts are deferred and then amortized as selling and marketing expenses (excluding customer base amortization) over the period of benefit that the Company has determined to be three years. The amortization period was determined based on several factors, including the nature of the technology and proprietary data underlying the services being purchased, customer contract renewal rates, and industry competition. Sales commissions that do not represent incremental costs of obtaining a contract, or that would otherwise be amortized over a period of one year or less, are not subject to capitalization.
See Note 3 for further discussion of the Company's revenue recognition.
Cost of Revenue
Cost of revenue principally consists of salaries, benefits, bonuses, stock-based compensation expenses, and other indirect costs for the Company's researchers who collect and analyze the real estate data that is the basis for the Company's information, analytics, and online marketplace services and for employees who support these products. Additionally, cost of revenue includes amortization of acquired trade names, technology, and certain other intangible assets; product hosting costs; credit card and other transaction fees relating to processing customer transactions; cost of data from third-party data sources; costs of capture services; and costs of Matterport cameras sold.
Foreign Currency Translation
The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound or U.S. dollar. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive income. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive income. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other expense, net in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized an immaterial net foreign currency loss for the three months ended March 31, 2026 and a net foreign currency loss of $4 million for the three months ended March 31, 2025.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income were as follows (in millions):

	March 31, 2026	December 31, 2025
Foreign currency translation income	$131	$80
Total accumulated other comprehensive income	$131	$80
There were no amounts reclassified out of accumulated other comprehensive income to the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025.
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
On July 4, 2025, new federal tax legislation, H.R.1, was enacted. The legislation amends U.S. tax law, including provisions related to domestic research and development expenses, the restoration of EBITDA-based interest deduction limitation, and bonus depreciation, among others, and international tax provisions, including eliminating the net deemed tangible income return, decreasing the tax rates and taxable income computations applicable to GILTI and FDII, and permanently increasing the BEAT rate. The Company has assessed the impact of the legislation on its condensed consolidated financial statements and has included the impact of items affecting its forecasted tax rate as part of its income tax expense computed for the three months ended March 31, 2026.
See Note 10 for further discussion of the Company's accounting for income taxes.
Earnings Per Share
Earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period on a basic and diluted basis.

The following table sets forth the calculation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended March 31,
Numerator:	2026	2025

Net income (loss)	$3	$(15)
Denominator:
Denominator for basic earnings per share — weighted-average outstanding shares	413.0	410.5
Effect of dilutive securities:
Stock options, restricted stock awards, and restricted stock units	1.0	—
Denominator for diluted earnings per share — weighted-average outstanding shares	414.0	410.5

Earnings per share — basic	$0.01	$(0.04)
Earnings per share — diluted	$0.01	$(0.04)
The Company’s potentially dilutive securities include outstanding stock options and unvested stock-based awards, which include restricted stock awards, restricted stock units, and Matching RSUs awarded under the MSPP. Shares underlying unvested restricted stock awards that vest based on a performance condition and those that vest based on a performance and market condition that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Diluted earnings per share considers the impact of potentially dilutive securities except when the inclusion of the potentially dilutive securities would have an anti-dilutive effect.
The following table summarizes the shares underlying the unvested performance-based restricted stock awards and units and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in millions):

	Three Months Ended March 31,
	2026	2025
Performance-based restricted stock awards and units	1.8	1.4
Anti-dilutive securities	4.1	2.2
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

Stock-based compensation expense for stock options, restricted stock awards, and restricted stock units issued under equity incentive plans, stock purchases under the ESPP, and DSUs and Matching RSUs awarded under the MSPP included in the Company’s condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$6	$4
Selling and marketing (excluding customer base amortization)	5	5
Software development	13	7
General and administrative	18	14
Total stock-based compensation expense	$42	$30
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
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash consists of cash deposited as collateral related to a litigation bond in a third-party insured account. See Note 11 for further discussion regarding the Company's litigation.
Cash, cash equivalents, and restricted cash are included in the following line items in the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in millions):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$1,215	$1,633
Restricted cash	101	100
Total cash, cash equivalents, and restricted cash	$1,316	$1,733
Allowance for Credit Losses
The Company maintains an allowance for credit losses to cover its current expected credit losses on its trade receivables and contract assets arising from the failure of customers to make contractual payments. The Company estimates credit losses expected over the life of its trade receivables and contract assets based on historical information combined with current conditions that may affect a customer’s ability to pay. While the Company uses various credit quality metrics, it primarily monitors collectability by reviewing the duration of collection pursuits on its delinquent trade receivables and historical write-off trends. Based on the Company’s experience, the customer's delinquency status is the strongest indicator of the credit quality of the underlying trade receivables. The Company’s policy is to write off trade receivables when they are deemed uncollectible.

The following table details the activity related to the allowance for credit losses for trade receivables (in millions):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$29	$23
Current-period provision for expected credit losses	8	9
Write-offs charged against the allowance	(5)	(7)
Ending balance	$32	$25
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
Inventories related to the Matterport Acquisition consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Finished goods	$8	$4
Purchased parts and raw materials	6	2
Total inventories	$14	$6
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
See Notes 4, 7, and 8 for further discussion of the Company's acquisitions, goodwill, and intangible assets, respectively.
Leasing Operations and Other Expense, Net
In February 2024, the Company closed on the purchase of an office tower and the land on which it rests in Arlington, Virginia. In January 2025, the Company relocated its headquarters from Washington, D.C. to Arlington, VA, initially occupying approximately 30% of the building. The Company continues to build out further space in this building to support anticipated growth and expansion of its operations in the coming years. Maintenance, physical facilities, leasing, property management, and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office tower measures approximately 550,000 rentable square feet.
The Company records the third-party rental activity from this building's operations and leases, including building depreciation and operating expenses for space occupied by tenants, as other expense, net in the condensed consolidated statements of operations.
Deferred lease income as of March 31, 2026 and December 31, 2025 was as follows (in millions):

Balance	Balance Sheet Caption	March 31, 2026	December 31, 2025
Current portion	Other current liabilities	$6	$6
Non-current portion	Lease and other long-term liabilities	34	35
Total deferred lease income		$40	$41
Lease income includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease. When a renewal option is included within the lease, the Company assesses whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Further, lease income includes tenant reimbursement amounts for the recovery of the operating expenses and real estate taxes. Tenant reimbursements, which vary each period, are non-lease components that are not the predominant activity within the contract. The Company has elected the practical expedient that allows it to combine certain lease and non-lease components of operating leases. Non-lease components are recognized together with fixed base rent in “lease income” as variable lease income in the same period as the related expenses are incurred. Variable lease income was not material for the three months ended March 31, 2026 and March 31, 2025. Components of other expense, net related to leasing operations for the three months ended March 31, 2026 and 2025 were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Lease income(1)	$4	$5
Less:
Property operating expenses	1	1
Depreciation and amortization expense	3	4
Other expense from leasing operations	$—	$—
__________________________
(1) Includes $2 million and $1 million of amortization expense of above-market leases for the three months ended March 31, 2026 and 2025, respectively.
Building depreciation and operating expenses for space occupied by the Company are allocated among cost of revenue, selling and marketing (excluding customer base amortization), software development, and general and administrative expenses on the condensed consolidated statements of operations based on the headcount of the respective departments occupying the building. As of March 31, 2026, the Company occupied approximately 50% of the property with the remainder leased or available to be leased to third parties.
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
See Note 9 for further discussion of the Company's accounting for its outstanding debt, revolving credit facility, and related issuance costs.
Business Combinations
The Company includes the results of operations of the businesses that it acquires from the date of acquisition. The Company generally allocates the purchase consideration to the tangible assets acquired and liabilities assumed and intangible assets acquired based on their estimated fair values on the date of the acquisition. The purchase price is generally determined based on the fair value of the assets transferred, liabilities assumed, and equity interests issued, after considering any transactions that are separate from the business combination. The excess of the fair value of purchase consideration, the fair value of any NCI in the acquiree, and the fair value of any previous equity interest in the acquiree over the fair values of these identifiable assets and liabilities is recorded as goodwill. In a business combination achieved in stages, the Company shall remeasure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss, if any, in results of operations. The Company applies significant assumptions, estimates, and judgments in determining the fair value of assets acquired and liabilities assumed on the acquisition date, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology, acquired trade names, useful lives, royalty rates, and discount rates. Estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any adjustments to provisional amounts that are identified during the measurement period, not to exceed one year from the date of acquisition, are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets effective January 1, 2026. This ASU provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. Under the expedient, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The Company adopted the ASU effective January 1, 2026 on a prospective basis and elected the practical expedient for the calculation of current expected credit losses. The adoption did not result in a material impact on the Company's condensed consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The ASU revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. The amendments differ from current GAAP because, for certain transactions, they replace the requirement that the primary beneficiary of a VIE is always the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The ASU does not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance will become effective for interim and annual reporting periods beginning on January 1, 2027, will require a prospective transition method for business combinations that occur after the initial adoption date, and early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.
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
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
Revenue by operating segment and type of service consists of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Commercial Real Estate
CoStar	$331	$305
LoopNet	85	73
Other Commercial Real Estate	56	31
Total Commercial Real Estate	472	409
Residential Real Estate	425	323
Total revenue	$897	$732

The Company has recast certain prior period disclosures to align with the way it internally manages the business. See Note 2 for additional information.
The Company is domiciled in the U.S. and revenue earned outside the U.S. was $137 million and $48 million for the three months ended March 31, 2026 and 2025, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Deferred Revenue
Deferred revenue as of March 31, 2026 and December 31, 2025 was as follows (in millions):

Balance	Balance Sheet Caption	March 31, 2026	December 31, 2025
Current portion	Deferred revenue	$237	$205
Non-current portion	Lease and other long-term liabilities	1	1
Total deferred revenue		$238	$206
Changes in deferred revenue for the period were as follows (in millions):

Balance at December 31, 2025	$206
Revenue recognized in the current period from the amounts in the beginning balance	(104)
New deferrals, net of amounts recognized in the current period	136
Balance at March 31, 2026	$238
Contract Assets
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Contract assets as of March 31, 2026 and December 31, 2025 were as follows (in millions):

Balance	Balance Sheet Caption	March 31, 2026	December 31, 2025
Current portion	Prepaid expenses and other current assets	$6	$7
Non-current portion	Deposits and other assets	3	3
Total contract assets		$9	$10
Unsatisfied Performance Obligations
Remaining contract consideration for which revenue had not been recognized due to unsatisfied performance obligations was approximately $519 million at March 31, 2026, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.
Commissions
Commissions expense is included in selling and marketing expense (excluding customer base amortization) in the Company's condensed consolidated statements of operations. Commissions expense activity for the three months ended March 31, 2026 and 2025 was as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Commissions incurred	$52	$46
Commissions capitalized in the current period	(34)	(33)
Amortization of deferred commissions costs	30	31
Total commissions expense	$48	$44
The Company did not recognize any impairment losses on commissions during the three months ended March 31, 2026 and 2025.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
As of the closing of the Domain Acquisition, the fair value of the Company's 17% investment was approximately A$465 million ($300 million), measured based on the fair value implied by the consideration transferred. The acquisition was completed as a step-acquisition.
The total purchase consideration for the Domain Acquisition was $1.6 billion, which consisted of the following (in millions):

Amount
Cash	$1,472
Settlement of existing debt	139
Fair value of cash settled equity awards related to pre-combination services	1
Total purchase consideration	$1,612
Fair value of previously held equity interests	300
$1,912
The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair value as of the closing date of the Domain Acquisition (in millions):

Updated Preliminary: August 27, 2025
Cash and cash equivalents	$15
Accounts receivable	35
Intangible assets	931
Accrued expenses	(27)
Deferred revenue	(14)
Deferred tax liability	(231)
Other assets and (liabilities), net	(2)
Fair value of identifiable net assets acquired	707

Fair value of NCI in Domain’s partially-owned subsidiaries	(39)
Goodwill	1,244
$1,912
Generally, the net assets of Domain were recorded at their estimated fair values upon initial consolidation. In valuing the acquired assets, assumed liabilities and NCI, fair value estimates were based primarily on future expected cash flows, market

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
rate assumptions for contractual obligations, and appropriate discount rates. The key assumptions used in the valuation include discount rates, royalty rates, projected revenue growth rates, customer attrition rates, and profit margins.
The purchase price allocation is preliminary and subject to change during the measurement period as additional information is obtained about the facts and circumstances that existed at closing. Any material adjustments to provisional amounts identified during the measurement period will be recognized and disclosed in the reporting period in which the adjustment amounts are determined. The primary areas that remain subject to additional information include certain tax matters and contingencies.
The following table summarizes the fair values (in millions) of the identifiable intangible assets acquired in the Domain Acquisition, their related estimated useful lives (in years), and their respective amortization methods:

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Customer relationships	$625	20	Accelerated
Brand and trade names	190	5-15	Straight-line
Software	116	2-5	Straight-line
Total intangible assets	$931
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Domain Acquisition includes, but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining Domain's operations with the Company's operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. Of the $1,244 million of goodwill recorded as part of the Domain Acquisition, $994 million was allocated to Residential Real Estate and $250 million to Commercial Real Estate, of which none is expected to be deductible for income tax purposes. Transaction costs associated with the Domain Acquisition were $20 million for the year ended December 31, 2025 and consisted primarily of advisory, legal, accounting, and other professional service costs.
Matterport
On February 28, 2025, the Company completed the Matterport Acquisition. Matterport is a leader in the digitization and datafication of the built world. Matterport’s pioneering technology has set the standard for digitizing, accessing, and managing buildings, spaces, and places online. Matterport’s platform, composed of innovative software, spatial data-driven data science, and 3D capture technology, has broken down the barriers that have kept the largest asset class in the world, buildings and physical spaces, offline and underutilized for so long. The Company is integrating Matterport's 3D digital twin technology with its information service products and online marketplaces to allow buyers, sellers, and renters to explore properties with greater depth and insight.
Pursuant to the terms and conditions of the Matterport Merger Agreement, the Company acquired Matterport, with each share of Matterport Common Stock outstanding immediately prior to the closing of the Matterport Acquisition exchanged for (i) 0.03552 of a CoStar Group Share, the Matterport Merger Exchange Ratio, and (ii) $2.75 in cash, with fractional shares of CoStar Group Shares paid in cash.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair value as of the closing date of the Matterport Acquisition (in millions):

Final: February 28, 2025
Cash and cash equivalents	$55
Restricted cash	97
Accounts receivable	13
Available for sale investments	204
Deferred tax assets, net of valuation allowance	69
Goodwill	1,105
Intangible assets	527
Deferred revenue	(32)
Litigation accrual	(99)
Other assets and (liabilities), net	(12)
Fair value of identifiable net assets acquired	$1,927
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
The following table summarizes the fair values (in millions) of the identifiable intangible assets acquired in the Matterport Acquisition, their related estimated useful lives (in years), and their respective amortization methods:

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Developed technology	$295	9	Straight-line
Customer relationships	140	5	Accelerated
Trade names	92	15	Straight-line
Total intangible assets	$527
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Matterport Acquisition includes, but is not limited to: (i) the expected

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
synergies and other benefits that the Company believes will result from combining Matterport's operations with the Company's operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $1.1 billion of goodwill recorded as part of the Matterport Acquisition was associated with the Company's North America operating segment prior to the reallocation described in Note 2, of which none is expected to be deductible for income tax purposes. Transaction costs associated with Matterport Acquisition were $18 million during the three months ended March 31, 2025, and consist primarily of legal, accounting, and other professional service costs.
Pro Forma Financial Information (unaudited)
The unaudited pro forma financial information presented below reflects the condensed consolidated results of operations of the Company assuming both the Domain Acquisition and Matterport Acquisition had taken place on January 1, 2024. The unaudited pro forma financial information, as presented below, is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had not taken place on the dates listed above.
The unaudited pro forma financial information, in the aggregate, was as follows (in millions):

Three months ended March 31, 2025
Revenue	$820
Net loss	$(64)
The material pro forma adjustments primarily consist of incremental amortization expense based on the preliminary fair value of the intangible assets acquired, increased compensation expense relating to the issuance of certain equity plans in connection with the acquisitions, accounting policy alignment adjustments, and the income tax impact of the aforementioned pro forma adjustments.
The impact of the Matterport Acquisition on the Company's revenue and net loss in the condensed consolidated statements of operations from February 28, 2025 through March 31, 2025 was $16 million and $13 million, respectively.
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
The Company's financial assets comprised Level 1 cash equivalents with original maturities of three months or less in the amount of $1.0 billion and $1.4 billion as of March 31, 2026 and December 31, 2025, respectively. The Company had no Level 2 or Level 3 financial assets measured at fair value as of March 31, 2026 and December 31, 2025.
Available-for-Sale Debt Securities
In connection with the Matterport Acquisition, the Company acquired $204 million of available-for-sale debt securities, inclusive of $2 million of accrued interest. These securities were sold for net proceeds of $203 million, resulting in a negligible realized loss in the three months ended March 31, 2025.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Other Financial Instruments
The Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, accrued expenses, and Senior Notes. The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of both March 31, 2026 and December 31, 2025. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, considered Level 2 inputs, was $900 million as of both March 31, 2026 and December 31, 2025.
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
Lease costs related to the Company's operating and finance leases included in the condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended March 31,
Operating lease costs:	2026	2025

Cost of revenue	$2	$3
Selling and marketing (excluding customer base amortization)	5	4
Software development	2	2
General and administrative	2	1
Total operating lease costs	11	10
Finance lease costs:
Amortization of ROU assets	1	1
Interest on lease liabilities	—	1
Total finance lease costs	1	2
Total lease costs	$12	$12
Finance lease costs primarily relate to vehicles used by the Company's research teams, and the amortization of the ROU assets is recorded to cost of revenue in the condensed consolidated statements of operations. The impact of lease costs related to short-term leases was not material for the three months ended March 31, 2026 and 2025.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental balance sheet information related to operating leases was as follows (in millions):

Balance	Balance Sheet Location	March 31, 2026	December 31, 2025
Operating lease liabilities		$158	$161
Less: imputed interest		20	21
Present value of lease liabilities		138	140
Less: current portion of lease liabilities	Lease liabilities	23	23
Long-term lease liabilities	Lease and other long-term liabilities	$115	$117

Weighted-average remaining lease term in years		5	5
Weighted-average discount rate		4.7%	4.7%
ROU Assets	Lease right-of-use assets	$120	$123

Finance lease liabilities		$10	$12
Less: imputed interest		1	1
Present value of lease liabilities		9	11
Less: current portion of lease liabilities	Lease liabilities	5	5
Long-term lease liabilities	Lease and other long-term liabilities	$4	$6

Weighted-average remaining lease term in years		2	2
Weighted-average discount rate		6.3%	6.3%
ROU Assets	Property and equipment, net	$12	$13
Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$8	$11
Financing cash flows used in finance leases	$1	$1

ROU assets obtained in exchange for new lease obligations:
Operating leases	$5	$1
7.    GOODWILL
The changes in the carrying amount of goodwill by operating segment consist of the following (in millions):

	Commercial Real Estate	Residential Real Estate	Total
Goodwill, December 31, 2025	$1,955	2,989	4,944
Acquisitions, including measurement period adjustments	$—	$(1)	(1)
Effect of foreign currency translation	$4	$28	32
Goodwill, March 31, 2026	$1,959	3,017	4,975
The Company did not recognize any impairment losses on goodwill during the three months ended March 31, 2026 or 2025.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8.    INTANGIBLE ASSETS
Intangible assets consist of the following (in millions, except amortization period data):

	March 31, 2026	December 31, 2025	Weighted- Average Amortization Period (in years)
Acquired technology and data	$474	$471	8
Accumulated amortization	(72)	(55)
Acquired technology and data, net	402	416

Acquired customer base	1,347	1,330	15
Accumulated amortization	(439)	(403)
Acquired customer base, net	908	927

Acquired trade names and other intangible assets	524	524	14
Accumulated amortization	(151)	(146)
Acquired trade names and other intangible assets, net	373	378

Acquired above-market leases	42	42	9
Accumulated amortization	(15)	(14)
Acquired above-market leases, net	27	28

Acquired in-place leases	31	31	9
Accumulated amortization	(10)	(9)
Acquired in-place leases, net	21	22

Intangible assets, net	$1,731	$1,771
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company did not recognize any impairment losses on intangible assets during the three months ended March 31, 2026 or 2025. During the three months ended March 31, 2026, the Company did not have any intangible assets that were fully amortized from the acquired intangible assets and accumulated amortization.
9.    LONG-TERM DEBT
The table below presents the components of outstanding debt (in millions):

	March 31, 2026	December 31, 2025
2.800% Senior Notes due July 15, 2030	$1,000	$1,000
Senior Notes unamortized discount and issuance costs	(6)	(7)
Long-term debt, net	$994	$993
Senior Notes
On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
non-U.S. persons pursuant to Regulation S under the Securities Act, and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes), and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly owned subsidiaries, and the indenture governing the Senior Notes contains covenants, events of default, and other customary provisions with which the Company was in compliance as of March 31, 2026.
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
The 2024 Credit Agreement contains customary affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, maintenance of properties, and compliance with laws, including environmental laws, subject to certain exceptions. The 2024 Credit Agreement contains customary negative covenants, including, among others, restrictions on the ability of the Company and its subsidiaries to merge and consolidate with other companies, restrictions on the ability of certain subsidiaries to incur indebtedness, and restrictions on the ability of the Company and certain subsidiaries to grant liens or security interests on assets, subject to certain exceptions. The 2024 Credit Agreement contains a financial maintenance covenant that requires the Company to maintain a Total Leverage Ratio (as defined in the 2024 Credit Agreement) of less than or equal to 4.50 to 1.00, tested at the end of each fiscal quarter. The 2024 Credit Agreement also provides for a number of customary events of default, including, among others: payment defaults to the lenders, voluntary and involuntary bankruptcy proceedings, covenant defaults, material inaccuracies of representations and warranties, cross-acceleration to other material indebtedness, certain change of control events, material money judgments, and other customary events of default. The occurrence of an event of default could result in the acceleration of obligations and the termination of lending commitments under the 2024 Credit Agreement. The Company was in compliance with the covenants in the 2024 Credit Agreement as of March 31, 2026. As of March 31, 2026, the Company had no amounts drawn under this facility.
The Company had $3 million of deferred debt issuance costs related to the revolving credit facility as of both March 31, 2026 and December 31, 2025. These amounts are included in deposits and other assets on the Company's condensed consolidated balance sheets.
The Company recognized interest expense as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Interest on outstanding borrowings	$7	$7
Amortization of Senior Notes discount and issuance costs	1	1
Interest capitalized for construction in process	(5)	(3)
Commitment fees and other	1	1
Total interest expense	$4	$6

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10.    INCOME TAXES
The income tax provision reflects an effective tax rate of approximately 74% and (114)% for the three months ended March 31, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended March 31, 2026 was primarily due to the Company generating pre-tax book income for the three months ended March 31, 2026, compared to an overall pre-tax book loss for the three months ended March 31, 2025.
11.    COMMITMENTS AND CONTINGENCIES
The following summarizes the Company's significant contractual obligations, including related payments due by period, as of March 31, 2026 (in millions):

Year Ending December 31,	Operating lease obligations	Finance lease obligations	Long-term debt principal payments	Long-term debt interest payments
Remainder of 2026	$20	$4	$—	$14
2027	35	5	—	28
2028	34	1	—	28
2029	26	—	—	28
2030	20	—	1,000	28
Thereafter	23	—	—	—
Total	$158	$10	$1,000	$126
As of March 31, 2026, we have excluded from the table above additional operating leases that had not yet commenced with aggregate rent payments of $37 million. These operating leases will commence in the remainder of 2026 with lease terms of five to six years.
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
Matterport-Related Matters
On July 23, 2021, plaintiff William J. Brown, a former employee and a stockholder of Matterport, sued Matterport, Gores Holdings VI, Inc. (now known as Matterport, Inc.), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron, and Michael Gustafson (collectively, the “Brown Defendants”) in the Court of Chancery of the State of Delaware (the “Chancery Court”). Brown claimed that the Brown Defendants imposed invalid transfer restrictions on his shares of Matterport stock in connection with the Gores Merger transactions (the "Gores Transaction" and the Agreement and the Plan of Merger thereunder, the "Gores Merger Agreement") between Matterport, Inc. and Legacy Matterport (the “Transfer Restrictions”), and that Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. An expedited trial regarding the facial validity of the Transfer Restrictions took place in December 2021. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to Brown. Separate proceedings regarding Brown's remaining claims, including the amount of any damages suffered by Brown were the subject of the second phase of the case. Legacy Matterport's position was that Brown did not suffer any damages as he would have sold his shares as soon as possible after the Gores

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Transaction closed had Legacy Matterport not prevented him from trading based on its application of the Transfer Restrictions. Trial was held in November 2023, and a post-trial hearing was held on February 22, 2024. On May 28, 2024, the court ruled that Matterport had a reasonable basis to deny the plaintiff’s November 2021 demand that the transfer restrictions be removed from his shares and that the plaintiff lacked standing as to whether the transfer restrictions complied with Delaware law. However, the court awarded Brown $79 million plus pre- and post-judgment interest as damages for losses caused by Matterport’s initial refusal to issue freely transferable shares (the “Brown Judgment”). On July 29, 2024, a notice of appeal to the court's ruling to the Delaware Supreme Court was filed. Brown filed a notice of cross-appeal on August 12, 2024. Oral argument on the appeal was heard on February 26, 2025. On April 22, 2025, the Delaware Supreme Court substantially affirmed the Chancery Court's $79 million damages award but reversed and remanded for additional proceedings on the manner in which post-judgment interest was calculated.
The Company has estimated a litigation accrual of $99 million as of March 31, 2026, considering the substantially-affirmed damages award and the Company's estimate of the expected interest award using the Chancery Court's previously determined interest methodology. This estimated litigation accrual is subject to change based on the Chancery Court's revised ruling. The Company anticipates the revised ruling will occur by the first half of 2026. The Company estimated additional interest of up to approximately $17 million could be awarded if the Chancery Court followed the methodology Brown previously argued and which was rejected. Subsequent to the Brown Judgment, on August 14, 2024, a litigation bond was posted, and Matterport transferred $95 million in cash as collateral into a designated insured interest-bearing account, which is classified as restricted cash on the Company’s condensed consolidated balance sheet as of March 31, 2026.
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
The Company monitors developments in these legal matters that could affect the estimate the Company may have previously accrued. As of March 31, 2026, there were no amounts accrued that the Company believes would be material to its financial position, except as noted above. Further, the range of reasonably possible losses in excess of accrued liabilities currently cannot be reasonably estimated, except as noted above.
12.    SEGMENT REPORTING
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
Operating results by segment include items that are directly attributable to each segment and shared expenses such as IT; corporate infrastructure, including facilities; finance; and legal expenses. Shared expenses are allocated based on revenue and headcount. There are no intersegment transactions. The impact of certain items that are not normal, recurring, cash operating expenses necessary to run the operating segment are removed to determine Adjusted EBITDA and include stock-based compensation, acquisition and integration costs, restructuring and related costs, and settlements and impairments.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company has recast certain prior period disclosures to align with its reportable segments. See Note 2 for additional information.
Summarized EBITDA and Adjusted EBITDA information by operating segment consists of the following (in millions):

	Three Months Ended March 31,
	2026			2025
	Commercial Real Estate	Residential Real Estate	Total	Commercial Real Estate	Residential Real Estate	Total
Revenue(1)	$472	$425	$897	$409	$323	$732
Less:
Personnel	232	178	410	190	152	342
Marketing	18	209	227	17	199	216
General and administrative(2)	95	84	179	99	76	175
EBITDA	$127	$(46)	$81	$103	$(104)	$(1)
Stock-based compensation expense	29	13	42	22	8	30
Acquisition and integration related costs	4	3	7	20	2	22
Restructuring and related costs	1	1	2	5	2	7
Settlements and impairments	—	—	—	1	7	8
Adjusted EBITDA	$161	$(29)	$132	$151	$(85)	$66
__________________________
(1) See Note 3 for details of revenue disaggregated by segment.
(2) Excludes personnel costs.
The following summarizes stock-based compensation, which is a significant non-cash item included in the personnel costs above, by segment (in millions):

	Three Months Ended March 31,
	2026	2025
Commercial Real Estate	$29	$22
Residential Real Estate	13	8
Total	$42	$30

The reconciliation of Adjusted EBITDA and EBITDA to income (loss) before income taxes consists of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Adjusted EBITDA	$132	$66
Stock-based compensation expense	(42)	(30)
Acquisition and integration related costs	(7)	(22)
Restructuring and related costs	(2)	(7)
Settlements and impairments	—	(8)
EBITDA	$81	$(1)
Amortization of acquired intangible assets in cost of revenue	(27)	(11)
Amortization of acquired intangible assets in operating expenses	(37)	(17)
Depreciation and other amortization	(14)	(14)
Interest income, net	10	38
Other expense, net(1)	(1)	(2)
Income (loss) before income taxes	$12	$(7)
__________________________
(1) Includes $5 million of depreciation and amortization expense including above-market lease amortization associated with lessor activities for the three months ended March 31, 2026 and 2025.

13.    STOCKHOLDERS' EQUITY
Prior Stock Repurchase Program
In February 2025, the Board of Directors approved the Prior Stock Repurchase Program that authorizes the repurchase of up to $500 million of CoStar Group Shares.
During the three months ended March 31, 2025, the Company repurchased 0.2 million CoStar Group Shares for an aggregate cost of $19 million. Subsequently, the Company completed the Prior Stock Repurchase Program, including the use of an accelerated share repurchase agreement entered into in November 2025. In total, the Company repurchased 7.1 million shares for an aggregate cost of $500 million during 2025. The aggregate purchase price of CoStar Group Shares is recorded as treasury stock and presented as a reduction to stockholders' equity.
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
On February 27, 2026, the Company entered into the 2026 ASR Agreement with a financial institution counterparty to repurchase $500 million of its outstanding common stock. The Company repurchased 11.2 million CoStar Group Shares during the term of the 2026 ASR Agreement based on the volume-weighted average price, net of discount, of $44.27 per share over the duration of the program, which was completed in March 2026.
During the three months ended March 31, 2026, the Company also repurchased $5 million of CoStar Group Shares pursuant to a 10b5-1 Plan, resulting in total repurchases of 11.4 million CoStar Group Shares for an aggregate cost of $505 million under the Stock Repurchase Program, including pursuant to the 2026 ASR Agreement. As of March 31, 2026, $995 million remains available for repurchases under the Stock Repurchase Program. Shares of common stock repurchased under the

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock Repurchase Program become treasury stock and are recorded as a reduction to stockholders' equity when the transaction is settled. Direct costs incurred to acquire the shares are included in the total cost of the shares.
Preferred Stock
The Company has 2.0 million shares of preferred stock, $0.01 par value, authorized for issuance. The Board of Directors may issue the preferred stock from time to time as shares of one or more classes or series.
Common Stock
The Company has 1.2 billion CoStar Group Shares authorized for issuance. Dividends may be declared and paid on the common stock, subject in all cases to the rights and preferences of the holders of preferred stock and authorization by the Board of Directors. In the event of liquidation or winding up of the Company and after the payment of all preferential amounts required to be paid to the holders of any series of preferred stock, any remaining funds shall be distributed among the holders of the issued and outstanding common stock.
14.    EMPLOYEE BENEFIT PLANS
Stock Incentive Plans
In April 2016, the Company's Board of Directors adopted the CoStar Group 2016 Stock Incentive Plan (as amended, the “2016 Plan”), subject to stockholder approval, which was obtained on June 9, 2016. On April 28, 2025, the Board of Directors approved the CoStar Group, Inc. 2025 Stock Incentive Plan (the “2025 Plan”), subject to stockholder approval, which was obtained on June 26, 2025. All shares of common stock that were authorized for issuance under the 2016 Plan that, as of April 28, 2025, remained available for issuance under the 2016 Plan (excluding shares subject to outstanding awards) were rolled into the 2025 Plan and, following stockholder approval of the 2025 Plan, no further grants will be made under the 2016 Plan.
The 2025 Plan provides for the grant of stock options, restricted stock, restricted stock units, and stock appreciation rights to officers, employees, and directors of the Company and its subsidiaries. Stock options granted under the 2025 Plan may be non-qualified or may qualify as incentive stock options. Except in limited circumstances related to a merger or other acquisition, the exercise price for an option may not be less than the fair market value of the Company’s common stock on the date of grant. The vesting period for each grant of options, restricted stock, restricted stock units, and stock appreciation rights under the 2025 Plan is determined by the Board of Directors or a committee thereof and is generally three to four years, subject to minimum vesting periods of at least one year. In some cases, vesting of awards under the 2025 Plan may be based on performance conditions. The Company initially reserved approximately 13.2 million shares of common stock for issuance under the 2025 Plan, which included shares of common stock that were authorized and remained available for issuance under the 2016 Plan as of April 28, 2025. Any shares of common stock subject to (a) outstanding awards under the 2016 Plan as of April 28, 2025 or (b) outstanding awards under the 2025 Plan that cease for any reason to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised or settled in vested and nonforfeitable shares) will become authorized and unissued under the 2025 Plan. Unless terminated sooner, the 2025 Plan will terminate in June 2035, but will continue to govern unexercised and unexpired awards issued under the 2025 Plan prior to that date. Approximately 7.8 million shares were available for future grant under the 2025 Plan as of March 31, 2026.
In connection with the Matterport Acquisition, the Company assumed Matterport's 2021 Incentive Award Plan and Matterport's Amended and Restated 2011 Stock Incentive Plan, including outstanding restricted stock units and stock options originally granted by Matterport under the Assumed Matterport Plans to continuing employees. These assumed awards will vest in accordance with their original terms, generally over four years. The Company does not intend to issue further grants under these plans. Shares forfeited due to employee termination or expiration are returned to the share pool. As of March 31, 2026, approximately 2.1 million shares remained available under the Assumed Matterport Plans.
At March 31, 2026, there was approximately $299 million of unrecognized compensation cost related to stock incentive plans, net of estimated forfeitures, which the Company expects to recognize over a weighted-average-period of three years. See Note 2 for further discussion of stock-based compensation expense.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock Options
Option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2025	3,203,725	$38.32	4	$102
Granted	—	$—
Exercised	(887,901)	$9.34		$50
Canceled or expired	—	$—
Outstanding at March 31, 2026	2,315,824	$49.43	4	$16
Exercisable at March 31, 2026	2,123,056	$46.71	4	$16

There were no stock options granted during the three months ended March 31, 2026. The Company uses the Black-Scholes option pricing model to estimate the fair value of the option awards. The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Dividend yield	0%
Expected volatility	35%
Risk-free interest rate	4.29%
Expected life (in years)	5
Weighted-average grant date fair value	$30.05
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
Restricted Stock Awards
Prior to February 2026, the Company granted restricted common stock to certain executive officers, directors, and employees of the Company which vest over a specific service period. Executive officers also received restricted common stock that vests based on the achievement of certain operating performance goals over a three-year performance period. The grant of awards with performance conditions supported the Company’s goal of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
There were no performance-based restricted stock awards with market conditions granted during the three months ended March 31, 2026. The Company estimates the fair value of its performance-based restricted stock awards with market conditions on the date of grant using a Monte-Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to calculate the fair value of the awards. Expense is only recorded for awards that are expected to vest, net of estimated forfeitures. The assumptions used to estimate the fair value of performance-based restricted stock awards with market conditions granted in the three months ended March 31, 2025 were as follows:

Three Months Ended March 31, 2025
Dividend yield	0%
Expected volatility	31%
Risk-free interest rate	4.23%
Expected life (in years)	3
Weighted-average grant date fair value	$85.29
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
As of March 31, 2026, the Company determined that it was probable that at least the minimum performance goals associated with performance-based restricted stock awards with market conditions granted during 2024 and 2025 would be met by their forfeiture dates. The Company recorded a total of approximately $6 million and $1 million of stock-based compensation expense related to restricted stock awards with performance and market conditions for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company expects to record aggregate stock-based compensation expense of approximately $19 million for performance-based restricted stock awards over the remainder of 2026 and in 2027 and 2028.
The following table presents unvested restricted stock awards activity for the three months ended March 31, 2026:

	Restricted Stock Awards — without Market Condition		Restricted Stock Awards — with Market Condition
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock awards at December 31, 2025	3,643,210	$78.32	996,000	$84.93
Granted	1,246	$57.15	—	$—
Vested	(981,553)	$75.22	(69,364)	$81.58
Canceled	(42,654)	$77.57	(170,876)	$81.58
Unvested restricted stock awards at March 31, 2026	2,620,249	$79.58	755,760	$86.00
Restricted Stock Units
The Company grants restricted stock units to certain executive officers, directors, and employees of the Company which vest over a specific service period. Executive officers also receive restricted stock units that vest based on the achievement of certain operating performance goals and market conditions. The grant of units with performance conditions supports the

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Company’s goal of aligning executive incentives with long-term stockholder value and ensuring that executive officers have a continuing stake in the long-term success of the Company.
The vesting of restricted stock units is subject to continuing employment requirements. Certain performance-based restricted stock units are subject to a market condition such that the actual number of shares that vest at the end of the respective three-year period is determined based on the Company’s achievement of performance goals and an established Company specific TSR factor relative to the S&P 500 Index over the same three-year performance period. At the end of the three-year performance period, the number of shares of the Company’s common stock to be issued is determined by the achievement of the performance condition at or above the pre-established threshold and a TSR payout percentage, which ranges between 50% and 250%, based on the Company’s TSR performance relative to that of S&P 500 Index over the respective three-year period.
The Company estimates the fair value of its performance-based restricted stock units with market conditions on the date of grant using a Monte-Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to calculate the fair value of the awards. Expense is only recorded for units that are expected to vest, net of estimated forfeitures.
The assumptions used to estimate the fair value of performance-based restricted stock units with market conditions were as follows:

Three Months Ended March 31, 2026
Dividend yield	0%
Expected volatility	33%
Risk-free interest rate	3.36%
Expected life (in years)	3
Weighted-average grant date fair value	$30.19
As of March 31, 2026, the Company determined that it was probable that at least the minimum performance goals associated with performance-based restricted stock units with market conditions granted during 2026 would be met by their forfeiture dates. As of March 31, 2026, the Company expects to record an aggregate stock-based compensation expense of approximately $19 million for performance-based restricted stock units over the remainder of 2026 and in 2027, 2028, and 2029.
The following table presents unvested restricted stock units activity for the three months ended March 31, 2026:

	Restricted Stock Units — without Market Condition		Restricted Stock Units — with Market Condition
	Number of Units	Weighted-Average Grant Date Fair Value per Share	Number of Units	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock units at December 31, 2025	714,920	$76.09	—	$—
Granted	1,653,872	$48.14	642,603	$41.02
Vested	(97,035)	$75.33	—	$—
Canceled	(61,787)	$72.82	—	$—
Unvested restricted stock units at March 31, 2026	2,209,970	$55.30	642,603	$41.02
15.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any material subsequent events that required adjustment or disclosure in the condensed consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements,” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated under the heading “Cautionary Statement Concerning Forward-Looking Statements” at the end of this Item 2, “Risk Factors” in Item 1A of Part I of our 2025 Form 10-K, as well as those described from time to time in our filings with the SEC.
All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by applicable law. The following discussion should be read in conjunction with our 2025 Form 10-K, our subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other filings with the SEC, and the condensed consolidated financial statements and related notes included in this Report.
Overview
CoStar Group is a leading provider of online real estate marketplaces, information, analytics, and 3D digital twin technology in the property markets, based on the numbers of unique visitors and site visits per month; providing more information, analytics, and marketing services than many of our competitors; offering the most comprehensive commercial real estate database available; and having the largest commercial real estate research department in the industry. We have created and compiled a standardized platform of real estate information and analytics and online marketplaces where industry professionals, consumers of commercial and residential real estate, including apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all property types, including office, retail, industrial, multifamily, residential, land, mixed-use, and hospitality.
Our services are primarily derived from a database of building-specific and marketplace information and visual content and offer customers specialized tools for accessing, analyzing, and using our information and advertising on our marketplaces. Over time, we have expanded, and we expect to continue to expand, our existing information, analytics, and online marketplaces. We have developed and we expect to continue to develop additional services leveraging our centralized database and 3D digital twin technology to meet the needs of our existing customers as well as potential new categories of customers.
Our services are typically distributed to our customers under subscription-based license agreements that generally renew automatically, the majority of which have a term of at least one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage customers to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual platform usage or number of paid clicks. Depending on the type of service, contract rates are generally based on the number of sites, number of users, organization size, the customer’s business focus, the customer's geographic location, the number of properties reported on or analyzed, the number and types of services to which a customer subscribes, the number of digital twins hosted, the number of properties a customer advertises, and the prominence and placement of a customer's advertised properties in the search results. Our subscription customers generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. Our transaction-based services primarily consist of (i) providing premium listings for individual properties on our marketplaces, (ii) providing data capture services to create digital twins, (iii) the sale of Matterport cameras and capture equipment, and (iv) Ten-X auction fees.

Services
We operate, develop products, and deliver our services in two reportable segments, Commercial Real Estate and Residential Real Estate. Our Commercial Real Estate segment offers commercial real estate information and analytics, online marketplaces, and 3D digital twin technology. Our Residential Real Estate segment hosts marketplaces which aggregate consumer demand for homes and apartments and we sell marketing and leads to the agents, owners, landlords, and property management companies that need to reach those consumers with their offerings. Our principal services are described in the following paragraphs:
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
LoopNet
Our LoopNet Network of commercial real estate websites offers online marketplaces across the U.S., Europe, and the U.K. that enable commercial property owners, landlords, and real estate agents to advertise properties for sale or for lease. Commercial real estate agents, buyers, and tenants use the LoopNet Network of online marketplaces to search for available property listings that meet their criteria. With the Domain Acquisition, we also offer commercial real estate listings in Australia.
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
We expect Commercial Real Estate's revenue growth rate for the year ending December 31, 2026 to moderate compared to the revenue growth rate for the year ended December 31, 2025 due to the lack of benefit from the Matterport Acquisition realized in 2025.
Residential Real Estate
Our residential marketplaces enable renters and homebuyers to find their dream homes by combining our proprietary research and neighborhood content with listing information, while enabling property owners, managers, and real estate agents to advertise their properties. Our flagship brands in the U.S. are Apartments.com, Homes.com, and Land.com. Apartments.com and Land.com provide comprehensive advertising on a subscription basis. Homes.com offers real estate agents subscription memberships promoting the agent's listings and profile on our websites, as well as the ability for real estate agents and homeowners to promote a single listing. Domain and OnTheMarket are our primary brands in Australia and the U.K., respectively. Domain primarily provides agents premium listings for individual properties. OnTheMarket hosts agents' listings on a subscription basis. We expect Residential Real Estate's revenue growth rate for the year ending December 31, 2026 to accelerate compared to the revenue growth rate for the year ended December 31, 2025 due to a full year's benefit of the Domain Acquisition completed in August 2025 and an increase in the number of Homes.com members.
Subscription-based Services
For the three months ended March 31, 2026 and 2025, our annualized net new bookings of subscription-based services on all contracts were $67 million and $56 million, respectively. Net new bookings is calculated based on the annualized amount of change in our sales bookings resulting from new subscription-based contracts, changes to existing subscription-based contracts, and cancellations of subscription-based contracts for the period reported. Net new bookings is calculated on all subscription-based contracts without regard to contract term. Net new bookings is considered an operating metric that is an indicator of future subscription revenue growth and is also used as a metric of sales force productivity by us and investors. However, information regarding net new bookings is not comparable to, nor should it be substituted for, an analysis of our revenue over time. Revenue from our subscription-based contracts was approximately 90% and 96% of total revenue for the three months ended March 31, 2026 and 2025, respectively. The decrease in our percentage of subscription-based revenue was primarily due to Domain, which sells premium listings for individual properties, as well as the transactional products and services sold by Matterport.
For each of the trailing 12 months ended March 31, 2026 and 2025, our contract renewal rates for existing company-wide CoStar Group subscription-based services for contracts with a term of at least one year were approximately 89% and our cancellation rates for those services during the same periods were approximately 11%. Contract renewal rates are calculated on all subscription-based contracts with a term of at least one year. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, we believe that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing 12-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our customers, reductions in customer spending, or decreases in our customer base. Revenue from our subscription-based contracts with a term of at least one year was approximately 74% and 80% of total revenue for three months ended March 31, 2026 and 2025, respectively. The decrease in the percentage of revenue from our subscription-based contracts with a term of at least one year was primarily due to Domain, which sells premium listings for individual properties, as well as the transactional products and services sold by Matterport.
During the fourth quarter of 2025, we changed the composition of our segments from geography-based to product portfolio-based. This change aligns with the internal reporting used by the CODM for assessing performance and allocating resources. See Notes 2, 3, and 12 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report for additional information on the segment change.
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
Our key priorities for the remainder of 2026 currently include:
•Enhancement of our residential products and platforms. Leveraging rentals marketing and lead generation across platforms, in particular, Apartments.com and Homes.com. Scaling Homes.com through new product releases including depth advertising and the new homes builder program. Continue to develop new and improved tools for residential agents and brokers to help amplify their reach.
•International expansion of LoopNet and CoStar. We launched our LoopNet branded advertising products in Spain and France and continue to expand our footprint of commercial listings in these markets. We plan to continue integrating Domain and expect to launch LoopNet into the Australian market. In addition, we expect to launch CoStar in France and Australia.
•Launching additional AI-enabled features across our products. We plan to extend the revolutionary capability of Homes AI across the Company’s portfolio of leading platforms, including Apartments.com and LoopNet, ushering in a new era of intelligent, conversational real estate discovery. Our AI capabilities draw from property data, Matterport 3D digital twin technology, images, proprietary school data, neighborhood insights, and market intelligence.
•Continuing to expand our CoStar offerings with additional modules, including new data and enhanced analytics. We plan to add new homes data, rent benchmarking, and debt benchmarking. These enhancements will continue to drive new subscribers and additional usage under one platform.
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
EBITDA is our net income (loss) before interest income or expense, net, other expense or income, net, loss on debt extinguishment, income taxes, depreciation, and amortization. We typically disclose EBITDA on a consolidated and on an operating segment basis in our earnings releases, investor conference calls, and filings with the SEC.
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
We view EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted EPS as operating performance measures. We believe that the most directly comparable GAAP financial measure to EBITDA, Adjusted EBITDA, and Adjusted Net Income is net income (loss). We believe the most directly comparable GAAP financial measure to Adjusted EPS and Adjusted EBITDA margin are earnings per diluted share and net income (loss) divided by revenue, respectively. In calculating EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted EPS, we exclude from net income (loss) the financial items that we believe should be separately identified to provide additional analysis of the financial components of the day-to-day operation of our business. We have outlined below the type and scope of these exclusions and the material limitations on the use of these non-GAAP financial measures as a result of these exclusions. EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted EPS are not measurements of financial performance under GAAP and should not be considered as a measure of liquidity, as an alternative to net income (loss), or as an indicator of any other measure of performance derived in accordance with GAAP. Investors and potential investors in our securities should not rely on EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted EPS as a substitute for any GAAP financial measure, including net income (loss) and earnings per diluted share. In addition, we urge investors and potential investors in our securities to carefully review the GAAP financial information included as part of our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that are filed with the SEC, as well as our quarterly earnings releases, and compare the GAAP financial information with our EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted EPS.

EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted EPS may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and accompanying reconciliations, provide additional information to investors that is useful to understand the factors and trends affecting our business without the impact of certain acquisition-related items. We have spent more than 35 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to these acquisitions, our net income (loss) has included significant charges for amortization of acquired intangible assets; depreciation and other amortization; acquisition- and integration-related costs, including gains or losses on equity investments acquired in prospective targets and related to deal-contingent financial instruments; restructuring and related costs, including certain advisory fees; and loss on debt extinguishment. Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted EPS exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for amortization of acquired intangible assets, depreciation and other amortization, acquisition- and integration-related costs, restructuring and related costs, including certain advisory fees, and settlement and impairment costs incurred outside our ordinary course of business. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year without the impact of these items. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest income or expense, net, other expense or income, net, income taxes, stock-based compensation expenses, acquisition- and integration-related costs, restructuring and related costs, including certain advisory fees, loss on debt extinguishment, and settlement and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts, and others have regularly relied on EBITDA and may rely on Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, or Adjusted EPS to provide a financial measure by which to compare our operating performance against that of other companies in our industry.
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
The financial items that have been excluded from our net income (loss) to calculate Adjusted Net Income and Adjusted EPS are amortization of acquired intangible assets and other related costs, stock-based compensation, acquisition- and integration-related costs, including gains or losses on equity investments acquired in prospective targets and related to deal-contingent financial instruments, restructuring and related costs, and settlement and impairment costs incurred outside our ordinary course of business. These items are discussed above with respect to the calculation of Adjusted EBITDA together with the material limitations associated with using non-GAAP financial measures as compared to net income (loss). In addition to these exclusions from net income (loss), we subtract an assumed provision for income taxes to calculate Adjusted Net Income. In both 2026 and 2025, we assume a 26.0% tax rate, which approximates our historical long-term statutory corporate tax rate, excluding the impact of discrete items.
Management compensates for the above-described limitations of using non-GAAP measures by using a non-GAAP measure only to supplement our GAAP results and to provide additional information that is useful to investors to understand the factors and trends affecting our business.

Consolidated Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table compares our selected condensed consolidated results of operations for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenue
CoStar	$331	$305	$26	9%
LoopNet	85	73	12	16
Other Commercial Real Estate	56	31	25	81
Total Commercial Real Estate	472	409	63	15
Residential Real Estate	425	323	102	32
Total revenue	897	732	165	23
Cost of revenue	196	153	43	28
Gross profit	701	579	122	21
Operating expenses:
Selling and marketing (excluding customer base amortization)	421	369	52	14
Software development	114	95	19	20
General and administrative	126	141	(15)	(11)
Customer base amortization	37	17	20	118
Total operating expenses	698	622	76	12
Income (loss) from operations	3	(43)	46	(107)
Interest income, net	10	38	(28)	(74)
Other expense, net	(1)	(2)	1	(50)
Income (loss) before income taxes	12	(7)	19	(271)
Income tax expense	9	8	1	13
Net income (loss)	$3	$(15)	$18	(120)%
Revenue. Revenue increased by $165 million, or 23%, to $897 million, driven by the following:
Commercial Real Estate revenue increased by $63 million, or 15%, to $472 million due to:
•an increase in CoStar revenue of $26 million, or 9%, due to an increase in subscribers, inflation-based price increases, and additional sales of STR Benchmarking,
•an increase in LoopNet revenue of $12 million, or 16%, due to an increase in the number of listings, as well as an increase in the average price per listing and the Domain Acquisition completed in August 2025, and
•an increase in Other Commercial Real Estate revenue of $25 million, or 81%, primarily due to the Matterport Acquisition completed in February 2025.
Residential Real Estate revenue increased by $102 million, or 32%, to $425 million primarily due to:
•$60 million of revenue from the Domain Acquisition completed in August 2025 and
•an increase in the number of agents and properties advertised on our network, partially offset by a reduction in average price.

Gross Profit and Cost of Revenue. Gross profit increased by $122 million, or 21%, to $701 million, and the gross profit margin decreased from 79% to 78%. The increase in gross profit was due to higher revenue, partially offset by an increase in the cost of revenue. Cost of revenue increased by $43 million, or 28%, to $196 million and, as a percentage of revenue, increased from 21% to 22%. The increase in cost of revenue included:
•higher amortization expense related to acquired technology and trade names from the Matterport and Domain acquisitions,
•an increase in personnel costs of $9 million, primarily due to incremental headcount added through the Matterport and Domain acquisitions,

•an increase in web hosting, data, and content costs of $8 million, associated with the Matterport and Domain acquisitions,

•an increase of $3 million in credit card processing fees, and

•an increase of $3 million in costs related to sales of digital twin capture equipment and services attributable to the Matterport Acquisition completed in February 2025.
Selling and Marketing Expenses (Excluding Customer Base Amortization). Selling and marketing expenses increased $52 million, or 14%, to $421 million and, as a percentage of revenue, decreased from 50% to 47%. The increase included:
•an increase in personnel costs and related overhead, reflecting sales hiring and the addition of sales personnel from the Matterport and Domain acquisitions,
•an increase in marketing expenses of $12 million for advertising of our brands, and
•an increase in conference expenses of $4 million related to increased sales force.
Software Development Expenses. Software development expenses increased by $19 million, or 20%, to $114 million and, as a percentage of revenue, were consistent at 13%. The increase included:
•an increase in personnel costs, primarily driven by additional headcount from the Matterport and Domain acquisitions and
•an increase in software and equipment costs of $3 million, primarily due to the Domain Acquisition.
General and Administrative Expenses. General and administrative expenses decreased by $15 million, or 11%, to $126 million and, as a percentage of revenue, decreased from 19% to 14%. The decrease included:
•a decrease of $20 million from Matterport-related acquisition fees incurred in February 2025 and
•a decrease of $11 million in professional services fees, primarily due to lower legal-related expenses from defending our intellectual property, partially offset by
•an increase in personnel costs of $11 million primarily due to the Matterport and Domain acquisitions and
•an increase in software and equipment costs of $6 million primarily due to the Matterport and Domain acquisitions.
Customer Base Amortization Expense. Customer base amortization expense increased by $20 million, or 118%, to $37 million, and, as a percentage of revenue, increased from 2% to 4%. The increase was primarily due to amortization of intangible assets recognized in connection with the Matterport and Domain acquisitions.
Interest Income, Net. Interest income, net decreased by $28 million, or 74%, to $10 million. The decrease was primarily due to a decrease in our cash and cash equivalents.
Income Tax Expense. Income tax expense increased by $1 million, or 13%, to $9 million, and the effective tax rate was 74% of income before income taxes for the three months ended March 31, 2026, compared to (114)% of loss before income taxes for the three months ended March 31, 2025. The change in income tax expense was primarily due to higher income before taxes.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table compares our selected condensed consolidated results of operations for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024(1)	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenue
CoStar	$305	$283	$22	8%
LoopNet	73	69	4	6
Other Commercial Real Estate	31	17	14	82
Total Commercial Real Estate	409	369	40	11
Residential Real Estate	323	287	36	13
Total revenue	732	656	76	12
Cost of revenue	153	141	12	9
Gross profit	579	515	64	12
Operating expenses:
Selling and marketing (excluding customer base amortization)	369	366	3	1
Software development	95	82	13	16
General and administrative	141	99	42	42
Customer base amortization	17	11	6	55
Total operating expenses	622	558	64	11
Loss from operations	(43)	(43)	—	—
Interest income, net	38	56	(18)	(32)
Other expense, net	(2)	(1)	(1)	100
Loss (income) before income taxes	(7)	12	(19)	(158)
Income tax expense	8	5	3	60
Net loss (income)	$(15)	$7	$(22)	(314)%
__________________________
(1) We have recast certain prior period disclosures to align with the way we internally manage our business. See Note 2 of the Notes to the Consolidated Financial Statements included in Part I of this Report for additional information.

Revenue. Revenue increased by $76 million, or 12%, to $732 million, driven by the following:
Commercial Real Estate revenue increased by $40 million, or 11%, to $409 million due to:
•an increase in CoStar revenue of $22 million, or 8%, due to increased sales driven by inflation-based price increases on renewals and an increase in subscribers, as well as the Visual Lease Acquisition,
•an increase in LoopNet revenue of $4 million, or 6%, due to an increase in the average price per listing, as well as the number of listings, and
•an increase in Other Commercial Real Estate revenue of $14 million, or 82%, primarily attributable to the Matterport Acquisition.
Residential Real Estate revenue increased by $36 million, or 13% to $323 million primarily due to:
•an increase in the number of agents and properties advertised on our network, partially offset by
•a decrease of $3 million due to the discontinuation of certain products that were inconsistent with our long-term business strategy.

Gross Profit and Cost of Revenue. Gross profit increased by $64 million, or 12%, to $579 million, and the gross profit margin was consistent at 79%. The increase in gross profit was due to higher revenue, partially offset by an increase in cost of revenue. Cost of revenue increased by $12 million, or 9%, to $153 million and, as a percentage of revenue, was consistent at 21%. The increase in cost of revenue primarily included:
•an increase in personnel costs of $4 million due to the Matterport Acquisition,
•an increase of $3 million for web hosting costs, and
•an increase of $2 million in costs of goods sold related to sales of Matterport capture equipment and services.
Selling and Marketing Expenses (Excluding Customer Base Amortization). Selling and marketing expenses increased by $3 million, or 1%, to $369 million and, as a percentage of revenue, decreased from 56% to 50%. The increase included:
•an increase in personnel costs related to sales hiring, partially offset by
•a decrease in marketing expenses of $17 million.
Software Development Expenses. Software development expenses increased by $13 million, or 16%, to $95 million and, as a percentage of revenue, were consistent at 13%. The increase included:
•an increase in personnel costs of $10 million related to increases in salaries, stock-based compensation, and benefit costs as a result of the Matterport Acquisition, as well as costs for our existing employees.
General and Administrative Expenses. General and administrative expenses increased by $42 million, or 42%, to $141 million and, as a percentage of revenue, increased from 15% to 19%. The increase included:
•an increase in professional services of $23 million, primarily due to acquisition activities,
•an increase in personnel costs of $8 million, primarily due to increases in salaries and stock-based compensation as a result of the Matterport Acquisition, and
•an increase of $7 million in costs of intellectual property disputes.
Customer Base Amortization Expense. Customer base amortization expense increased by $6 million, or 55%, to $17 million, and, as a percentage of revenue, was consistent at 2%. The increase was primarily due to the Matterport Acquisition.
Interest Income, Net. Interest income, net decreased by $18 million, or 32%, to $38 million. The decrease was primarily due to a decrease in our cash and cash equivalents.
Income Tax Expense. Income tax expense increased by $3 million, or 60%, to $8 million, and the effective tax rate was (114)% of loss before income taxes for the three months ended March 31, 2025, compared to 42% of income before income taxes for the three months ended March 31, 2024. The change in income tax expense was primarily due to a discrete tax expense for transaction costs.
Business Segment Results for Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
We manage our business by product portfolios in two operating segments, with the primary areas of measurement and decision-making being Commercial Real Estate and Residential Real Estate. Segment reporting is based on the management approach, whereby external segment reporting is aligned with the internal reporting used by the CODM, which is the Company’s Chief Executive Officer. The CODM relies on an internal management reporting process that provides operating segment revenue, EBITDA, and Adjusted EBITDA for making decisions and assessing performance as the source of the Company’s reportable segments. Adjusted EBITDA is used by management internally to measure operating and management performance and to evaluate the performance of the business. Operating results by segment include items that are directly attributable to each segment and also include shared expenses such as legal, including settlements and fines, corporate infrastructure and support costs, facilities, and IT expenses from our integrated platform. Shared expenses are primarily allocated based on revenue or headcount. There are no intersegment transactions. Refer to Note 2 and Note 12 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report for additional information. See “Non-GAAP Financial Measures” for further information regarding our segment operating results.

Segment Adjusted EBITDA. Commercial Real Estate Adjusted EBITDA increased by $10 million to $161 million. The increase was due to the increase in revenue discussed above, partially offset by:
•higher personnel costs, primarily due to the Matterport Acquisition completed in February 2025, as well as higher costs related to headcount growth within existing brands and
•a $20 million increase in general and administrative expenses, primarily due to incremental expenses from Matterport's post-acquisition operations for a full quarter in the current period, including costs of product web hosting, sales of Matterport equipment and capture services, and third-party commissions.
Residential Real Estate Adjusted EBITDA improved by $56 million to a loss of $29 million. The improvement was due to the increase in revenue discussed above, partially offset by:
•a $20 million increase in personnel costs, primarily due to the Domain Acquisition completed in August 2025,
•a $17 million increase in general and administrative expenses, primarily due to the Domain Acquisition, and to a lesser extent, from an increase in conference expenses from existing brands, and
•a $9 million increase in marketing expenses, primarily due to the Domain Acquisition.
Business Segment Results for Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Segment Adjusted EBITDA. Commercial Real Estate Adjusted EBITDA increased $8 million to $151 million. The increase was due to the increase in revenue discussed above, partially offset by:
•higher personnel costs, primarily due to the Matterport and Visual Lease acquisitions completed in February 2025 and November 2024, respectively and
•an $8 million increase in general and administrative expenses, primarily due to incremental expenses from Matterport's post-acquisition operations, including costs of product web hosting, sales of Matterport equipment, capture services, and third-party commissions.
Residential Real Estate Adjusted EBITDA improved by $45 million to a loss of $85 million. The improvement was due to the increase in revenue discussed above and a $25 million decrease in marketing expense, partially offset by:
•a $10 million increase in personnel cost due to the higher sales headcount from existing brands and
•a $7 million increase in general and administrative costs due to higher product hosting and merchant fees associated with revenue growth, as well as higher conference, occupancy, and related overhead costs resulting from increased sales headcount across our existing brands.
Liquidity and Capital Resources
We believe the balance of cash, cash equivalents, and restricted cash, which was $1.3 billion as of March 31, 2026, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Other than the matters discussed below, our cash requirements have not changed materially from what is described in the 2025 Form 10-K.
Construction Commitments. We are expanding our Richmond, Virginia campus, which is expected to result in a material cash requirement in 2026. We broke ground on the expansion in November 2022 and expect construction to be substantially completed in the first half of 2026. We have engaged a project manager, architects, and a general contractor on terms that generally require payments as services are provided or construction is performed. As of March 31, 2026, we were obligated to spend an additional $115 million as further work is performed under these contracts. We intend to fund these expenditures with cash on hand.
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
Stock Repurchase Program. In February 2025, our Board of Directors approved the Prior Stock Repurchase Program, which authorized the repurchase of up to $500 million of CoStar Group Shares. The repurchases under the Prior Stock Repurchase Program were completed in December 2025. In December 2025, the Board of Directors approved a Stock Repurchase Program which authorizes, but does not obligate, the repurchase of up to $1.5 billion of CoStar Group Shares. Stock repurchases may be effected through open market and privately negotiated purchases, from time to time as market conditions shall warrant, or such other method as advised by the Company’s advisors, including without limitation pursuant to an accelerated share repurchase program or issuer self-tender offer. Repurchases may be made from time to time at management's discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time at the Company’s discretion.
During the three months ended March 31, 2026, we repurchased 11.4 million CoStar Group Shares for an aggregate cost of $505 million under the Stock Repurchase Program. As of March 31, 2026, $995 million remains available for repurchases under the Stock Repurchase Program. We anticipate repurchasing at least $195 million of additional CoStar Group Shares in 2026.
Cash on Hand. Cash, cash equivalents, and restricted cash decreased to $1.3 billion as of March 31, 2026, compared to cash, cash equivalents, and restricted cash of $1.7 billion as of December 31, 2025. The decrease in cash, cash equivalents, and restricted cash for the three months ended March 31, 2026 was due to $514 million of net cash used in financing activities and $54 million of net cash used in investing activities, partially offset by $152 million of cash provided by operating activities.
Net cash provided by operating activities for the three months ended March 31, 2026 was $152 million compared to $53 million for the three months ended March 31, 2025. The $99 million increase in net cash provided by operating activities was primarily driven by an increase in non-cash expenses of $51 million, a decrease in working capital of $30 million and an increase in net income.
Net cash used in investing activities for the three months ended March 31, 2026 was $54 million compared to $911 million for the three months ended March 31, 2025, primarily driven by the Matterport and Domain acquisitions in 2025, including the initial purchase of equity securities in Domain and a decrease in purchases of property, equipment, and other assets for new campuses in 2026, partially offset by proceeds from the sale of investments in 2025.
Net cash used in financing activities for the three months ended March 31, 2026 was $514 million compared to $47 million for the three months ended March 31, 2025. The increase was primarily driven by repurchases of the Company's outstanding common stock under the Stock Repurchase Program, partially offset by a reduction in the repurchases of restricted stock to satisfy tax withholding obligations and an increase in the proceeds from the exercise of stock options and employee stock purchase plan.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. While we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We consider the accounting for the following matters to contain critical accounting estimates:
•Intangible assets and goodwill,
•Income taxes, and
•Business combinations.
For an in-depth discussion of each of our significant accounting policies, including the related critical accounting estimates and further information regarding estimates and assumptions involved in their application, see the 2025 Form 10-K and Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report. During the three months ended March 31, 2026, there were no material changes to our critical accounting estimates from those described in the 2025 Form 10-K.

Recent Accounting Pronouncements
See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report.
Cautionary Statement Concerning Forward-Looking Statements
We have made forward-looking statements in this Report and make forward-looking statements in our other reports filed with the SEC, press releases, and conference calls that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact.
Our forward-looking statements are also identified by words such as “hope,” “anticipate,” “may,” “likely,” “might,” “believe,” “expect,” “observe,” “consider,” “think,” “intend,” “envision,” “will,” “should,” “could,” “would,” “plan,” “target,” “estimate,” “predict,” “continue,” “commit,” and “potential” or the negative of these terms or other comparable terminology. You should understand that these forward-looking statements are estimates reflecting our judgment, beliefs, and expectations, not guarantees of future performance. They are subject to a number of assumptions, risks, and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed or referred to under the heading “Risk Factors” in Item 1A of Part I of our 2025 Form 10-K and “Risk Factors” in Item 1A of Part II of this Report and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We provide information, analytics, and online marketplace services to real estate and related business communities within the regions where we operate, which primarily include North America, Asia-Pacific, Europe, and Latin America. The functional currency for the majority of our operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound or U.S. Dollar.
Fluctuations in the British Pound, Canadian Dollar, Australian Dollar, and Euro may have an impact on our business, results of operations, and financial position. For the three months ended March 31, 2026, approximately 14% of our revenue was denominated in foreign currencies. For the three months ended March 31, 2026, our revenue would have decreased by approximately $12 million if the U.S. dollar exchange rate used strengthened by 10%. For the three months ended March 31, 2026, our revenue would have increased by approximately $12 million if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. As of March 31, 2026, accumulated other comprehensive income included a gain from foreign currency translation adjustments of approximately $131 million.
We do not believe we have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of March 31, 2026. As of March 31, 2026, we had $1.3 billion of cash, cash equivalents, and restricted cash. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA-rated Government and Treasury Money Market Funds.
We are subject to interest rate market risk in connection with our revolving credit facility. On May 24, 2024, we entered into the 2024 Credit Agreement, which provides for variable rate borrowings of up to $1.1 billion. On July 1, 2020, we issued $1.0 billion aggregate principal amount of Senior Notes. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all of our borrowings except for our credit facility are fixed rate, and no amounts were outstanding under our credit facility as of March 31, 2026. See Note 9 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report for additional information regarding our 2024 Credit Agreement.
We had approximately $6.7 billion of goodwill and intangible assets as of March 31, 2026. As of March 31, 2026, we believe our intangible assets will be recoverable; however, changes in the economy, the industry in which we operate, and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

Item 4.Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These controls also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any systems of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Accordingly, management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of March 31, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, and were operating at a reasonable assurance level.
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
Other than the integration activities associated with recent acquisitions, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.Legal Proceedings
Currently, and from time to time, we are involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding that, in the opinion of our management based on consultations with legal counsel, is likely to have a material adverse effect on our financial position or results of operations. See Note 11 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report for further discussion.
Item 1A.Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors disclosed in Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also have a material adverse effect on our business, financial condition, and/or results of operations. There have not been any material changes to the risk factors as previously disclosed in Part I, Item 1A, "Risk Factors” in our 2025 Form 10-K.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months ended March 31, 2026:
ISSUER PURCHASES OF EQUITY SECURITIES

2026	Total Number of Shares Purchased(1) (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2) (in millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2) (in millions)
January 1 through 31	—	$66.31	—	$1,500
February 1 through 28	9.0	$44.49	8.9	$1,105
March 1 through 31	2.8	$44.31	2.5	$995
Total	11.8	$44.44	11.4
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
(2) In December 2025, the Board of Directors approved the Stock Repurchase Program which authorizes the repurchase of up to $1.5 billion of outstanding CoStar Group Shares, with no expiration date. During the three months ended March 31, 2026, the Company repurchased 11.4 million CoStar Group Shares for an aggregate cost of $505 million. See Note 13 for further discussion regarding the Stock Repurchase Program and stock repurchase activity.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.Exhibits

Exhibit No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 7, 2021).
3.2	Fourth Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 9, 2022).
*10.1	CoStar Group, Inc. Executive Severance Plan, dated as of January 6, 2026 (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on January 7, 2026).
*10.2	CoStar Group, Inc. Amended Executive Severance Plan, dated as of February 13, 2026 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 13, 2026).
*10.3	Second Amendment, dated January 6, 2026, to the Employment Agreement between CoStar Realty Information, Inc. and Andrew C. Florance (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 7, 2026).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).
* Management Contract or Compensatory Plan or Arrangement.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	April 29, 2026	By:	/s/ Christian M. Lown
Christian M. Lown Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)