Form 10-Q
period 2026-06-30
COSTAR GROUP, INC.
filed 2026-07-29
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2026, there were 405,197,588 shares of the registrant’s common stock outstanding.

COSTAR GROUP, INC.
FORM 10-Q

Glossary of Terms
The following abbreviations or acronyms used in this Quarterly Report on Form 10-Q (this “Report”) are defined below:

Abbreviation or Acronym	Definition
2024 Credit Agreement	The credit agreement the Company entered into on May 24, 2024
2025 Form 10-K	CoStar Group's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026
2025 Plan	The CoStar Group, Inc. 2025 Stock Incentive Plan, adopted by the Board of Directors on April 28, 2025 and approved by stockholders on June 26, 2025
2026 ASR Agreement	Accelerated Share Repurchase Program established in 2026
A$	Australian dollars
AI	Artificial intelligence
AI Technologies	AI and machine learning technologies
AOMs	Structured equity vehicles operating under Domain's agent ownership model, which function as strategic partnership tools providing residential and commercial real estate agencies an economic stake in Domain-affiliated entities and creating a mechanism to reward long-term engagement and performance through profit-sharing rather than traditional commissions or rebates
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BEAT	Base erosion and anti-abuse minimum tax
Board of Directors	The CoStar Group Board of Directors
Brown Defendants
Matterport, Gores Holdings VI, Inc. (now known as Matterport, LLC), Maker Merger Sub Inc., Maker Merger Sub II, LLC, and then-Matterport directors R.J. Pittman, David Gausebeck, Matt Bell, Peter Hebert, Jason Krikorian, Carlos Kokron, and Michael Gustafson

Brown Judgment
The Chancery Court awarded plaintiff William J. Brown, a former employee and a stockholder of Matterport, $79 million plus pre- and post-judgment interest as damages for losses caused by Matterport’s initial refusal to issue freely transferable shares

Chancery Court	Court of Chancery of the State of Delaware
CODM	Chief Operating Decision Maker
CoStar Group (also the “Company,” “we,” “us,” or “our”)	The legal entity, CoStar Group, Inc., a Delaware corporation, one or more of its consolidated subsidiaries or operating segments, or the entirety of CoStar Group, Inc. and its consolidated subsidiaries
CoStar Group Share	A share of the common stock of the Company, par value $0.01 per share
CRI	The legal entity CoStar Realty Information, Inc., a Delaware corporation, a wholly-owned subsidiary of CoStar Group, and the Company's primary operating entity in the United States
Domain	Domain Holdings Australia Pty Limited (formerly Domain Holdings Australia Limited) and the products it sells
Domain Acquisition	CoStar Group's acquisition of Domain completed on August 27, 2025, pursuant to the Scheme Implementation Deed
Domain Proposal	The Company’s non-binding indicative proposal to acquire 100% of the issued capital of Domain by way of scheme of arrangement for a cash consideration of A$4.43 per ordinary share of Domain
DSUs	Deferred Stock Units
EBITDA	Net income (loss) before interest income or expense, net; other income or expense, net; income taxes; depreciation; and amortization
EPS	Earnings Per Share
ESPP	Employee Stock Purchase Plan
EURIBOR	Euro Interbank Offered Rate
Exchange Act	The Securities Exchange Act of 1934, as amended

Abbreviation or Acronym	Definition
FASB	Financial Accounting Standards Board
FDII	Foreign Derived Intangible Income
GAAP	Generally accepted accounting principles in the U.S.
GILTI	Global intangible low-taxed income inclusion
Gores Transaction	The Gores merger transaction and the Agreement and the Plan of Merger thereunder, the "Gores Merger Agreement"
Homes.com
One of the flagship brands of our residential products and a homes for-sale listings site, which provides marketing for residential real estate agents and brokers and allows homebuyers to view residential property listings, research communities, and connect with real estate agents and brokers

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

Matterport Acquisition	CoStar Group's acquisition of Matterport completed on February 28, 2025, pursuant to the Matterport Merger Agreement
Matterport Common Stock	Matterport Class A common stock, par value $0.0001 per share
Matterport Merger Agreement	The Agreement and Plan of Merger and Reorganization between CoStar Group and Matterport, Matrix Merger Sub I LLC, and Matrix Merger Sub II LLC entered into on April 21, 2024
Matterport Merger Exchange Ratio
A ratio of 0.03552 which was determined by the Matterport Merger Agreement and was set on the collar floor as the volume-weighted average price at which the CoStar Group Shares traded on the Nasdaq Global Select Market for the 20 consecutive Trading Days was below the Floor Price of a symmetrical collar of $77.42

MLSs	Multiple listing services
MSPP	Management Stock Purchase Plan
NCI	Noncontrolling interest
OnTheMarket	The legal entity OnTheMarket Limited, the operator of onthemarket.com, a U.K. residential property portal
Prior Stock Repurchase Program	The stock repurchase program the Board of Directors approved in February 2025 that authorizes the repurchase of up to $500 million CoStar Group Shares
PRSAs	Performance-based Restricted Stock Awards with market conditions
PRSUs	Performance-based Restricted Stock Units with market conditions
ROU	Right-of-use
RSAs	Restricted Stock Awards
RSUs	Restricted Stock Units
SaaS	Software as a Service
SEC	The U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Notes	2.800% notes issued by CoStar Group due July 15, 2030
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
Stock Repurchase Program	The stock repurchase program the Board of Directors approved in December 2025 that authorizes the repurchase of up to $1.5 billion CoStar Group Shares
STR	The Company's brand for benchmarking hotel performance and providing market insights to the hospitality industry

Abbreviation or Acronym	Definition
Term SOFR	The forward-looking SOFR term rates administered by CME Group Benchmark Administration Limited
Transfer Restrictions	Certain transfer restrictions in connection with the Gores Transaction
TSR	Total shareholder return
U.K.	The United Kingdom of Great Britain and Northern Ireland
U.S.	The United States of America
VIE	Variable Interest Entity
Visual Lease	The legal entity Visual Lease, LLC, a Delaware limited liability company and operator of Visual Lease, a SaaS platform for integrated lease management and lease accounting
Visual Lease Acquisition	CoStar Group's acquisition of all of the outstanding equity interest in Visual Lease completed on November 1, 2024, pursuant to the Visual Lease Merger Agreement
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

Zonda	Bora Inc. and its subsidiaries, a leading provider of new home construction data, homebuilder software, and residential real estate marketplaces
Zonda Acquisition	CoStar Group's proposed acquisition of Zonda pursuant to the Zonda Agreement
Zonda Agreement	The Stock Purchase Agreement entered into on May 28, 2026, between CRI and Bora, Inc. and Bora Holdings Group, L.P.

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$925	$781	$1,822	$1,513
Cost of revenue	197	168	393	321
Gross profit	728	613	1,429	1,192

Operating expenses:
Selling and marketing (excluding customer base amortization)	395	395	816	764
Software development	107	96	221	191
General and administrative	114	122	240	263
Customer base amortization	36	27	73	44
	652	640	1,350	1,262
Income (loss) from operations	76	(27)	79	(70)
Interest income (expense), net	(2)	33	8	71
Other income (expense), net	—	16	(1)	14
Income before income taxes	74	22	86	15
Income tax expense	19	16	28	24
Net income (loss)	$55	$6	$58	$(9)

Earnings per share - basic	$0.14	$0.01	$0.14	$(0.02)
Earnings per share - diluted	$0.14	$0.01	$0.14	$(0.02)

Weighted-average outstanding shares - basic	404.1	419.6	408.5	415.1
Weighted-average outstanding shares - diluted	404.4	424.3	409.1	415.1
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$55	$6	$58	$(9)
Other comprehensive income, net of tax
Foreign currency translation adjustment	7	37	58	46
Other comprehensive income, net of tax	7	37	58	46
Comprehensive income	$62	$43	$116	$37

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,266	$1,633
Restricted cash	—	100
Accounts receivable	289	263
Less: Allowance for credit losses	(36)	(29)
Accounts receivable, net	253	234
Income taxes receivable	18	18
Prepaid expenses and other current assets	117	134
Total current assets	1,654	2,119

Deferred income taxes, net	23	47
Property and equipment, net	1,443	1,323
Lease right-of-use assets	128	123
Goodwill	4,981	4,944
Intangible assets, net	1,669	1,771
Deferred commission costs, net	190	184
Deposits and other assets	51	27
Total assets	$10,139	$10,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44	$42
Accrued wages and commissions	156	145
Accrued expenses	254	203
Litigation accrual	—	99
Lease liabilities	30	28
Deferred revenue	233	205
Other current liabilities	30	24
Total current liabilities	747	746

Long-term debt, net	994	993
Deferred income taxes, net	245	238
Income taxes payable	30	27
Lease and other long-term liabilities	178	163
Total liabilities	2,194	2,167
Stockholders' equity attributable to CoStar Group	7,932	8,334
Equity attributable to noncontrolling interest	13	37
Total equity	7,945	8,371
Total liabilities and stockholders' equity	$10,139	$10,538
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders’ Equity Attributable to CoStar Group	Equity Attributable to NCI	Total Equity
	Shares	Amount
Balance at December 31, 2025	417.9	$4	$6,410	$(510)	$80	$2,350	$8,334	$37	$8,371
Net income	—	—	—	—	—	3	3	—	3
Other comprehensive income	—	—	—	—	51	—	51	—	51
Change in NCI	—	—	—	—	—	—	—	1	1
Exercise of stock options	0.9	—	8	—	—	—	8	—	8
Restricted stock grants vested	0.1	—	—	—	—	—	—	—	—
Restricted stock grants surrendered	(0.6)	—	(20)	—	—	—	(20)	—	(20)
ESPP and MSPP	0.2	—	5	—	—	—	5	—	5
Stock-based compensation expense	—	—	41	—	—	—	41	—	41
Stock repurchases under stock repurchase programs	(11.4)	—	(3)	(506)	—	—	(509)	—	(509)
Balance at March 31, 2026	407.1	$4	$6,441	$(1,016)	$131	$2,353	$7,913	$38	$7,951
Net income	—	—	—	—	—	55	55	—	55
Other comprehensive income	—	—	—	—	7	—	7	—	7
Purchase of noncontrolling interest in AOMs	—	—	(1)	—	—	—	(1)	(25)	(26)
Restricted stock grants vested	0.1	—	—	—	—	—	—	—	—
Restricted stock grants surrendered	(0.1)	—	(1)	—	—	—	(1)	—	(1)
ESPP and MSPP	0.1	—	4	—	—	—	4	—	4
Stock-based compensation expense	—	—	38	—	—	—	38	—	38
Stock repurchases under stock repurchase programs	(2.4)	—	—	(83)	—	—	(83)	—	(83)
Balance at June 30, 2026	404.8	$4	$6,481	$(1,099)	$138	$2,408	$7,932	$13	$7,945

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss (Income)	Retained Earnings	Stockholders’ Equity Attributable to CoStar Group	Equity Attributable to NCI	Total Equity
	Shares	Amount
Balance at December 31, 2024	409.5	$4	$5,232	$—	$(26)	$2,343	$7,553	$—	$7,553
Net loss	—	—	—	—	—	(15)	(15)	—	(15)
Other comprehensive income	—	—	—	—	9	—	9	—	9
Exercise of stock options	0.1	—	1	—	—	—	1	—	1
Restricted stock grants	2.3	—	—	—	—	—	—	—	—
Restricted stock grants surrendered	(0.3)	—	(34)	—	—	—	(34)	—	(34)
ESPP and MSPP	0.1	—	5	—	—	—	5	—	5
Stock-based compensation expense	—	—	30	—	—	—	30	—	30
Stock repurchases under stock repurchase programs	(0.2)	—	—	(18)	—	—	(18)	—	(18)
Common stock issued for Matterport Acquisition	11.7	—	1,025	—	—	—	1,025	—	1,025
Balance at March 31, 2025	423.2	$4	$6,259	$(18)	$(17)	$2,328	$8,556	$—	$8,556
Net income	—	—	—	—	—	6	6	—	6
Other comprehensive income	—	—	—	—	37	—	37	—	37
Exercise of stock options	0.4	—	4	—	—	—	4	—	4
Restricted stock grants	0.3	—	—	—	—	—	—	—	—
Restricted stock grants surrendered	(0.1)	—	(12)	—	—	—	(12)	—	(12)
ESPP and MSPP	0.1	—	4	—	—	—	4	—	4
Stock-based compensation expense	—	—	52	—	—	—	52	—	52
Stock repurchases under stock repurchase programs	(0.6)	—	—	(46)	—	—	(46)	—	(46)
Balance at June 30, 2025	423.3	$4	$6,307	$(64)	$20	$2,334	$8,601	$—	$8,601

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income (loss)	$58	$(9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	167	113
Amortization of deferred commissions costs	60	67
Non-cash lease expense	15	16
Stock-based compensation expense	80	82
Deferred income taxes, net	24	(5)
Credit loss expense	17	17
Unrealized gains on investments and deal-contingent foreign currency forward contracts	—	(24)
Other operating activities, net	3	(2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(34)	(19)
Prepaid expenses, other current assets and other assets	1	13
Deferred commissions	(67)	(80)
Accounts payable and other liabilities	30	54
Litigation accrual	(109)	—
Lease liabilities	(8)	(19)
Income taxes payable, net	2	(21)
Deferred revenue	28	17
Net cash provided by operating activities	267	200

Investing activities:
Proceeds from sale and settlement of investments and other assets	2	205
Purchases of property, equipment, and other assets for new campuses	(83)	(173)
Purchase of equity securities	—	(285)
Cash paid for acquisitions, net of cash acquired	—	(750)
Purchases of property, equipment, and other assets	(29)	(58)
Net cash used in investing activities	(110)	(1,061)

Financing activities:
Repurchase of restricted stock to satisfy tax withholding obligations	(24)	(47)
Repurchases of stock	(587)	(64)
Proceeds from exercise of stock options and employee stock purchase plan	18	14
Purchase of noncontrolling interest	(26)	—
Other financing activities, net	(3)	(2)
Net cash used in financing activities	(622)	(99)

Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(2)	6
Net decrease in cash, cash equivalents, and restricted cash	(467)	(954)
Cash, cash equivalents, and restricted cash at the beginning of period	1,733	4,681
Cash, cash equivalents, and restricted cash at the end of period	$1,266	$3,727

Supplemental cash flow disclosures:
Interest paid	$24	$15
Income taxes (refund) paid, net	$(10)	$56

Supplemental non-cash investing and financing activities:
Accrued capital expenditures and non-cash landlord incentives	$119	$84
See accompanying notes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.    ORGANIZATION
CoStar Group (the "Company") is a leading global provider of online real estate marketplaces, information, analytics, and 3D digital twin technology in the property markets. The Company has created and compiled a standardized platform of real estate information, analytics, and online marketplaces where industry professionals, consumers of real estate, and the related business communities can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. The Company's service offerings span all property types, including office, residential, retail, industrial, multifamily, land, mixed-use, and hospitality. The Company's services are typically distributed to its customers under subscription-based agreements that generally renew automatically and have a minimum term of one year. The Company operates within two operating segments, which are Commercial Real Estate and Residential Real Estate.
The Company acquired Matterport and Domain in February 2025 and August 2025, respectively. See Note 4 for further discussion of these acquisitions.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of CoStar Group, Inc., its wholly-owned subsidiaries, and entities in which the Company maintains a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. Accounting policies are consistent for each operating segment.
Principles of Consolidation
The Company consolidates those entities that the Company controls through either majority ownership or voting rights and VIEs where it is the primary beneficiary. The Company is deemed the primary beneficiary of a VIE when it has both (a) the power to direct the activities of the VIE that most significantly impact its economic performance and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
In determining whether the Company is the primary beneficiary, various factors are considered regarding the nature of its involvement with the VIE, including economic interests, voting rights, authority to appoint or remove directors, and ability to authorize key decisions. This analysis also requires assessment of the VIE’s design, including its capital structure, cash flows, and classes of shares.
As part of the Domain Acquisition, the Company obtained ownership interests in the AOMs, which are considered VIEs for which the Company is the primary beneficiary. Domain introduced the AOMs to incentivize real estate agents to increase their use of Domain's depth products by allowing agents to share in a portion of Domain's earnings in return for placing premium, higher-value advertisements on the Domain platform. Domain provides corporate services to the VIEs under services agreements. In addition, the Company has issued letters of support to the VIEs, committing to provide financial support in the event that the VIEs are unable to meet their liabilities independently.
In June 2026, the Company acquired all of the outstanding ownership interests in certain consolidated AOMs for approximately A$38 million ($26 million), which had a carrying value of A$37 million ($25 million). These transactions were accounted for as equity transactions, with no impact to the condensed consolidated statements of operations. The difference between the fair value of the consideration paid and the respective NCI balance was recognized as a reduction to additional paid-in capital.
See Note 4 for additional details regarding the Domain Acquisition.
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at June 30, 2026 and December 31, 2025, the results of its operations for the three and six months ended

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026 and 2025, its comprehensive income for the three and six months ended June 30, 2026 and 2025, its changes in stockholders' equity for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition; determination of stand-alone selling prices of various performance obligations; allowance for credit losses; the useful lives and recoverability of long-lived and intangible assets; goodwill impairment assessment; income taxes; accounting for business combinations; stock-based compensation; the Company's incremental borrowing rate and the expected term for its leases; and contingencies, among others. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses. Actual results could differ from these estimates.
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company's revenue contracts can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for refunds and returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.
Nature of Products and Services
The Company derives revenue primarily by providing subscription-based (i) advertising services on its online marketplaces for professional property management companies, property owners, real estate agents and brokers, and landlords and (ii) access to its proprietary database of real estate information, including benchmarking and analytics for the hospitality industry and analytics for lenders. Other subscription-based services include (i) real estate and lease management solutions to commercial customers and real estate investors and (ii) access to its AI-powered spatial data platform to create high-fidelity and high-accuracy digital twins of physical spaces.
Subscription contract rates are generally based on the number of sites, number of users, organization size, the customer’s business focus, geography, the number of properties reported on or analyzed, the number and types of services to which a customer subscribes, the number of properties a customer advertises, the number of digital twins hosted, the number of transactions and average transaction size a broker or agent has closed, and the prominence and placement of a customer's advertised properties in the search results. The Company’s subscription-based licenses, advertising packages, and membership agreements generally renew automatically, and the majority have a term of at least one year. Revenue from subscription-based contracts was approximately 89% and 95% of total revenue for the three months ended June 30, 2026 and 2025, respectively, and approximately 90% and 96% of total revenue for the six months ended June 30, 2026 and 2025, respectively.
The Company also derives revenue from transaction-based services, including: (i) providing premium listings for individual properties on its marketplaces, (ii) providing data capture services to create digital twins, (iii) the sale of Matterport cameras and capture equipment, (iv) Ten-X's auctions, and (v) ancillary products and services that are sold on an ad hoc basis.

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
The Company recognizes revenue upon the satisfaction of its performance obligations (upon transfer of control of promised services to its customers) in an amount that reflects the consideration which it expects to be entitled to in exchange for those services. Revenue from subscription-based services is recognized on a straight-line basis over the term of the agreement. Revenue from premium listings sold on a transactional basis is recognized over the estimated period the advertisements will be active. Revenue from all other transaction-based services is recognized when the promised product or services are delivered, which are detailed in the following table:

Service or Product	Point in time of transfer
Matterport capture services	when the digital twin is available to be accessed
Matterport cameras	as defined in the customer's contract and generally upon shipment
Ten-X Auctions	at the successful closing for the sale of the auctioned property
Ad hoc products or services	when delivered to or available to be used by the customer
Revenue for sales of Matterport cameras is recorded net of estimates of returns, as buyers are entitled to return the camera within 30 days from the date of purchase for a full refund. These rights are accounted for as variable consideration and recognized as a reduction to the revenue recognized.
In limited circumstances, the Company's contracts with customers include promises to transfer multiple goods and services, such as contracts for its subscription-based services and professional services or product sales, digital twin capture services, and subscription-based hosting service. For these contracts, the Company accounts for individual performance obligations separately if they are distinct, which involves the determination of the standalone selling price for each distinct performance obligation.
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
Assets Recognized from Costs to Obtain a Contract with a Customer
Certain sales commissions are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions incurred for obtaining new contracts are deferred and then amortized as selling and marketing (excluding customer base amortization) expenses over the period of benefit that the Company has determined to be three years. The amortization period was determined based on several factors, including the nature of the technology and proprietary data underlying the services being purchased, customer contract renewal rates, and industry competition. Sales commissions that do not represent incremental costs of obtaining a contract, or that would otherwise be amortized over a period of one year or less, are not subject to capitalization and are recognized as incurred.
See Note 3 for further discussion of the Company's revenue recognition.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Cost of Revenue
Cost of revenue principally consists of salaries, benefits, bonuses, stock-based compensation expenses, and other indirect costs for the Company's researchers who collect and analyze the real estate data that is the basis for the Company's real estate information, analytics, and online marketplaces services and for employees who support these products. Additionally, cost of revenue includes amortization of acquired trade names, technology, and certain other intangible assets; product hosting costs; credit card and other transaction fees relating to processing customer transactions; cost of data from third-party data sources; costs of capture services; and costs of Matterport cameras sold.
Foreign Currency Translation
The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound or U.S. dollar. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive income. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive income. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other income (expense), net in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized a net foreign currency loss of $1 million for the three months ended June 30, 2026 and a net foreign currency gain of $2 million for the three months ended June 30, 2025. The Company recognized a net foreign currency loss of $1 million for the six months ended June 30, 2026 and a net foreign currency gain of $7 million for the six months ended June 30, 2025.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income were as follows (in millions):

	June 30, 2026	December 31, 2025
Foreign currency translation income	$138	$80
Total accumulated other comprehensive income	$138	$80
For the six months ended June 30, 2026 and 2025, there were no amounts reclassified out of accumulated other comprehensive income to the condensed consolidated statements of operations.
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
On July 4, 2025, new federal tax legislation, H.R.1, was enacted. The legislation amends U.S. tax law, including provisions related to domestic research and development expenses, the restoration of EBITDA-based interest deduction limitation, and bonus depreciation, among others, and international tax provisions, including eliminating the net deemed tangible income return, decreasing the tax rates and taxable income computations applicable to GILTI and FDII, and permanently increasing the BEAT rate. For the three and six months ended June 30, 2026, the Company has assessed the impact of the legislation on its condensed consolidated financial statements and has included the impact of items affecting its forecasted tax rate as part of its income tax expense computed.
See Note 10 for further discussion of the Company's accounting for income taxes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Earnings Per Share
Earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period on a basic and diluted basis.
The following table sets forth the calculation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2026	2025	2026	2025

Net income (loss)	$55	$6	$58	$(9)
Denominator:
Denominator for basic earnings per share — weighted-average outstanding shares	404.1	419.6	408.5	415.1
Effect of dilutive securities:
Stock options, RSAs, and RSUs	0.3	4.7	0.6	—
Denominator for diluted earnings per share — weighted-average outstanding shares	404.4	424.3	409.1	415.1

Earnings per share - basic	$0.14	$0.01	$0.14	$(0.02)
Earnings per share - diluted	$0.14	$0.01	$0.14	$(0.02)
The Company’s potentially dilutive securities include outstanding stock options and unvested stock-based awards, which include RSAs, RSUs, and Matching RSUs awarded under the MSPP. Shares underlying unvested RSAs and RSUs that vest based on a performance condition and a market condition that have not been achieved as of the end of the period are not included in the computation of basic or diluted earnings per share. Diluted earnings per share considers the impact of potentially dilutive securities except when the inclusion of the potentially dilutive securities would have an anti-dilutive effect.
The following table summarizes the shares underlying the unvested performance-based RSAs and RSUs and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Performance-based RSAs and RSUs	1.7	1.4	1.7	1.4
Anti-dilutive securities	6.0	2.3	5.0	2.2
Stock-Based Compensation
Equity instruments issued in exchange for services performed by officers, employees, and directors of the Company are accounted for using a fair value-based method and the fair value of such equity instruments is recognized as expense in the condensed consolidated statements of operations.
For stock-based awards that vest over a specific service period, compensation expense is measured based on the fair value of the awards at the grant date and is recognized on a straight-line basis over the service period of the awards, net of an estimated forfeiture rate. For equity instruments that vest based on achievement of both a performance and a market condition, stock-based compensation expense is recognized over the service period of the awards based on the expected achievement of the related performance conditions at the end of each reporting period. If the Company's initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized and any previously recognized stock-based compensation expense will be reversed. For awards with both a performance and a market condition, the Company estimates the fair value of each equity instrument granted on the date of grant using a Monte-Carlo simulation model. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
calculate the fair value of the awards which includes the recent market price and volatility of the Company's shares. When determining the grant date fair value of all stock-based awards, the Company considers whether it is in possession of any material, non-public information that upon its release would have a material effect on its share price, and if so, whether the observable share price or expected volatility assumptions used in determining the fair value of the awards should be adjusted.
Stock-based compensation expense for stock options, RSAs, and RSUs issued under equity incentive plans, stock purchases under the ESPP, and DSUs and Matching RSUs awarded under the MSPP included in the Company’s condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$7	$6	$13	$10
Selling and marketing (excluding customer base amortization)	5	9	10	13
Software development	9	12	22	20
General and administrative	17	25	35	39
Total stock-based compensation expense	$38	$52	$80	$82
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
Deal-Contingent Foreign Currency Forward Contracts
On May 9, 2025, the Company entered into deal-contingent foreign currency forward contracts to manage the risk of appreciation of the Australian dollar-denominated purchase price related to the Domain Acquisition. Deal-contingent foreign currency forward contracts had an aggregate notional amount of A$2.4 billion ($1.5 billion). These derivative instruments were entered into as economic hedges and do not qualify for hedge accounting. The change in fair value of the deal-contingent forward contracts was $13 million for the three and six months ended June 30, 2025 and was recognized in other income (expense), net in the condensed consolidated statements of operations. See Note 4 for further discussion regarding the Company's acquisitions.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash consisted of cash deposited as collateral related to a litigation bond in a third-party insured account, which was liquidated in June 2026 with the resolution of the Brown Judgment. See Note 11 for further discussion regarding the Company's litigation.
Cash, cash equivalents, and restricted cash are included in the following line items in the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in millions):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,266	$1,633
Restricted cash	—	100
Total cash, cash equivalents, and restricted cash	$1,266	$1,733

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The following table details the activity related to the allowance for credit losses for trade receivables (in millions):

	Six Months Ended June 30,
	2026	2025
Beginning balance	$29	$23
Current-period provision for expected credit losses	17	17
Write-offs charged against the allowance	(10)	(13)
Ending balance	$36	$27
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
Inventories of Matterport cameras and accessories consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Finished goods	$12	$4
Purchased parts and raw materials	8	2
Total inventories	$20	$6
Leases
The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at the commencement of the arrangement, at which time the Company also measures and recognizes a ROU asset, representing the Company’s right to use the underlying asset, and a lease liability, representing the Company’s obligation to make lease payments under the terms of the arrangement. For the purposes of recognizing ROU assets and lease liabilities associated with the Company’s leases, the Company has elected the practical expedient to not recognize a ROU asset or lease liability for short-term leases, which are leases with a term of one year or less. The lease term is defined as the noncancelable portion of the lease term, plus any periods covered by an option to extend the lease if it is reasonably certain that the option will be exercised.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Property and Equipment, Net
Property and equipment, net are stated at cost, net of accumulated depreciation and amortization. All repairs and maintenance costs are expensed as incurred. Construction in progress includes expenditures for construction and improvements to the Company's campuses and are stated at cost. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. The Company capitalizes interest costs during the construction phase. Capitalized interest is included in the cost of the underlying asset and amortized over the estimated useful life of the asset.
Construction of the Richmond, Virginia campus was substantially completed and the building was operational in June 2026 in advance of the grand opening in July 2026. During the three months ended June 30, 2026, construction in progress was placed into service as shown below (in millions):

	Estimated Useful Life (in years)	Amount
Buildings	39	$649
Building improvements	15	159
Furniture and office equipment	5-10	33
Total		$841
The total cost of the assets placed in service includes $31 million of interest capitalized over the course of construction.
Long-Lived Assets, Intangible Assets, and Goodwill
Long-lived assets, such as property and equipment and purchased intangibles subject to depreciation or amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.
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
The Company records the third-party rental activity from this building's operations and leases, including building depreciation and operating expenses for space occupied by tenants, as other income (expense), net in the condensed consolidated statements of operations.
Deferred lease income as of June 30, 2026 and December 31, 2025 was as follows (in millions):

Balance	Balance Sheet Caption	June 30, 2026	December 31, 2025
Current portion	Other current liabilities	$6	$6
Non-current portion	Lease and other long-term liabilities	32	35
Total deferred lease income		$38	$41
Lease income includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease. When a renewal option is included within the lease, the Company assesses whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Further, lease income includes tenant reimbursement amounts for the recovery of the operating expenses and real estate taxes. Tenant reimbursements, which vary each period, are non-lease components that are not the predominant activity within the contract. The Company has elected the practical expedient that allows it to combine certain lease and non-lease components of operating leases. Non-lease components are recognized together with fixed base rent in “lease income” as variable lease income in the same period as the related expenses are incurred. For the three and six months ended June 30, 2026 and 2025, variable lease income was not material. Components of other income (expense), net related to leasing operations for the three and six months ended June 30, 2026 and 2025 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease income(1)	$3	$5	$7	$9
Less:
Property operating expenses	1	2	2	3
Depreciation and amortization expense	2	8	5	11
Other expense from leasing operations	$—	$(5)	$—	$(5)
__________________________
(1) Includes $1 million of amortization expense of above-market leases for both the three months ended June 30, 2026 and 2025, and $3 million and $2 million for the six months ended June 30, 2026 and 2025, respectively.

Building depreciation and operating expenses for space occupied by the Company are allocated among cost of revenue, selling and marketing (excluding customer base amortization), software development, and general and administrative expenses in the condensed consolidated statements of operations based on the headcount of the respective departments occupying the building. As of June 30, 2026, the Company occupied approximately 60% of the property with the remainder leased or available to be leased to third parties.
Debt Issuance Costs
Costs incurred in connection with the issuance of long-term debt are deferred and amortized as interest expense over the term of the related debt using the effective interest method for term debt and on a straight-line basis for revolving debt. The Company made a policy election to classify deferred issuance costs on the revolving credit facility as a long-term asset on its

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
Revenue by operating segment and type of service consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commercial Real Estate
CoStar	$337	$310	$668	$615
LoopNet	87	76	172	149
Other Commercial Real Estate	57	60	113	91
Total Commercial Real Estate	481	446	953	855
Residential Real Estate	444	335	869	658
Total revenue	$925	$781	$1,822	$1,513

The Company has recast certain prior period disclosures to align with the way it internally manages the business. See Note 2 for additional information.
The Company is domiciled in the U.S. Revenue earned outside the U.S. was $150 million and $61 million for the three months ended June 30, 2026 and 2025, respectively, and $287 million and $109 million for the six months ended June 30, 2026 and 2025, respectively.
Deferred Revenue
Deferred revenue as of June 30, 2026 and December 31, 2025 was as follows (in millions):

Balance	Balance Sheet Caption	June 30, 2026	December 31, 2025
Current portion	Deferred revenue	$233	$205
Non-current portion	Lease and other long-term liabilities	1	1
Total deferred revenue		$234	$206
Changes in deferred revenue for the period were as follows (in millions):

Balance at December 31, 2025	$206
Revenue recognized in the current period from the amounts in the beginning balance	(150)
New deferrals, net of amounts recognized in the current period	178
Balance at June 30, 2026	$234

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Contract Assets
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Contract assets as of June 30, 2026 and December 31, 2025 were as follows (in millions):

Balance	Balance Sheet Caption	June 30, 2026	December 31, 2025
Current portion	Prepaid expenses and other current assets	$5	$7
Non-current portion	Deposits and other assets	3	3
Total contract assets		$8	$10
Unsatisfied Performance Obligations
Remaining contract consideration for which revenue had not been recognized due to unsatisfied performance obligations was approximately $599 million at June 30, 2026, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.
Commissions
Commissions expense is included in selling and marketing (excluding customer base amortization) expense in the Company's condensed consolidated statements of operations. Commissions expense activity for the three and six months ended June 30, 2026 and 2025 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commissions incurred	$51	$63	$103	$109
Commissions capitalized in the current period	(33)	(46)	(67)	(78)
Amortization of deferred commissions costs	30	36	60	67
Total commissions expense	$48	$53	$96	$98
For the six months ended June 30, 2026 and 2025, the Company did not recognize any impairment losses on commissions.
4.    ACQUISITIONS
Zonda
In May, 2026, the Company entered into the Zonda Agreement, pursuant to which the Company agreed to acquire all of the outstanding equity interests in Zonda for $800 million in cash, subject to customary working capital and other post-closing adjustments. Zonda owns a proprietary, lot-level database covering new home communities, land development activity, construction status, home sales, and builder operations. This data and the software built around it are embedded in builder workflows and are used to support underwriting, land strategy, capital allocation, development planning, forecasting, and sales operations across the industry. Zonda also operates NewHomeSource and Livabl, leading online new home marketplaces in the U.S. and Canada respectively. The Zonda Agreement is subject to customary closing conditions and regulatory review. The Company currently expects to close the acquisition in the second half of 2026.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Domain Acquisition includes, but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining Domain's operations with the Company's operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. Of the $1.2 billion of goodwill recorded as part of the Domain Acquisition, $994 million was allocated to the Residential Real Estate segment and $250 million to the Commercial Real Estate segment, of which none is expected to be deductible for income tax purposes. Transaction costs associated with the Domain Acquisition were $20 million for the year ended December 31, 2025 and consisted primarily of advisory, legal, accounting, and other professional service costs.
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
As part of the Matterport Acquisition, the Company issued certain rollover equity awards to the employees of Matterport, which included approximately 2.3 million shares of restricted stock units and approximately 1.8 million stock option awards. The total fair value of the rollover equity awards was $273 million, of which the portion attributable to services performed prior to the acquisition date was allocated to purchase consideration. The remaining fair value was allocated to future services and will be expensed over the remaining service periods as stock-based compensation.
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
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Matterport Acquisition includes, but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining Matterport's operations with the Company's operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $1.1 billion of goodwill recorded as part of the Matterport Acquisition was associated with the Company's North America operating segment prior to the reallocation described in Note 2, of which none is expected to be deductible for income tax purposes. Transaction costs associated with Matterport Acquisition were $18 million during the six months ended June 30, 2025, and consist primarily of legal, accounting, and other professional service costs.

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
The unaudited pro forma financial information, in the aggregate, was as follows (in millions):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenue	$854	$1,675
Net income (loss)	$20	$(52)
The material pro forma adjustments primarily consist of incremental amortization expense based on the preliminary fair value of the intangible assets acquired, increased compensation expense relating to the issuance of certain equity plans in connection with the acquisitions, accounting policy alignment adjustments, and the income tax impact of the aforementioned pro forma adjustments. The impact of the Matterport Acquisition on the Company's revenue was $44 million and $60 million for the three and six months ended June 30, 2025, respectively. The impact of the Matterport Acquisition on the Company's net income (loss) in the condensed consolidated statements of operations was a loss of $38 million and $51 million for the three and six months ended June 30, 2025, respectively.
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
The Company's financial assets comprised Level 1 cash equivalents with original maturities of three months or less in the amount of $1.1 billion and $1.4 billion as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had no Level 2 or Level 3 financial assets measured at fair value.
Available-for-Sale Debt Securities
In connection with the Matterport Acquisition, the Company acquired $204 million of available-for-sale debt securities, inclusive of $2 million of accrued interest. These securities were sold for net proceeds of $203 million, resulting in a negligible realized loss in the three months ended June 30, 2025.
Other Financial Instruments
The Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, accrued expenses, and Senior Notes. The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of both June 30, 2026 and December 31, 2025. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, which are considered Level 2 inputs, was $900 million as of both June 30, 2026 and December 31, 2025.
6.    LEASES
The Company has operating and finance leases for its office facilities, data centers, and certain vehicles. The Company's leases have remaining terms up to eight years. The leases contain various renewal and termination options. The period that is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The period that is subject to an option to terminate the lease is included if it is reasonably certain that the option will not be exercised.
Lease costs related to the Company's operating and finance leases included in the condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating lease costs:	2026	2025	2026	2025

Cost of revenue	$3	$2	$5	$5
Selling and marketing (excluding customer base amortization)	5	3	10	7
Software development	2	1	4	3
General and administrative	1	2	3	3
Total operating lease costs	11	8	22	18
Finance lease costs:
Amortization of ROU assets	1	2	2	2
Interest on lease liabilities	—	—	—	1
Total finance lease costs	1	2	2	3
Total lease costs	$12	$10	$24	$21
Finance lease costs primarily relate to vehicles used by the Company's research teams, and the amortization of the ROU assets is recorded to cost of revenue in the condensed consolidated statements of operations. For the three and six months ended June 30, 2026 and 2025, the impact of lease costs related to short-term leases was not material.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental balance sheet information related to operating leases was as follows (in millions):

Balance	Balance Sheet Location	June 30, 2026	December 31, 2025
Operating lease liabilities		$175	$161
Less: imputed interest		23	21
Present value of lease liabilities		152	140
Less: current portion of lease liabilities	Lease liabilities	24	23
Long-term lease liabilities	Lease and other long-term liabilities	$128	$117

Weighted-average remaining lease term in years		5	5
Weighted-average discount rate		4.7%	4.7%
ROU assets	Lease right-of-use assets	$128	$123

Finance lease liabilities		$9	$12
Less: imputed interest		—	1
Present value of lease liabilities		9	11
Less: current portion of lease liabilities	Lease liabilities	6	5
Long-term lease liabilities	Lease and other long-term liabilities	$3	$6

Weighted-average remaining lease term in years		2	2
Weighted-average discount rate		6.1%	6.3%
ROU assets	Property and equipment, net	$12	$13
Supplemental cash flow information related to leases was as follows (in millions):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$12	$21
Operating cash flows used in finance leases	$—	$1
Financing cash flows used in finance leases	$3	$2

ROU assets obtained in exchange for new lease obligations:
Operating leases	$21	$3
Finance leases	$1	$—
7.    GOODWILL
The changes in the carrying amount of goodwill by operating segment consist of the following (in millions):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Commercial Real Estate	Residential Real Estate	Total
Goodwill, December 31, 2025	$1,955	$2,989	$4,944
Acquisitions, including measurement period adjustments	—	—	—
Effect of foreign currency translation	5	32	37
Goodwill, June 30, 2026	$1,960	$3,021	$4,981
For the six months ended June 30, 2026 and 2025, the Company did not recognize any impairment losses on goodwill.
8.    INTANGIBLE ASSETS
Intangible assets consist of the following (in millions, except amortization period data):

	June 30, 2026	December 31, 2025	Weighted- Average Amortization Period (in years)
Acquired technology and data	$474	$471	8
Accumulated amortization	(89)	(55)
Acquired technology and data, net	385	416

Acquired customer base	1,302	1,330	15
Accumulated amortization	(428)	(403)
Acquired customer base, net	874	927

Acquired trade names and other intangible assets	525	524	14
Accumulated amortization	(161)	(146)
Acquired trade names and other intangible assets, net	364	378

Acquired above-market leases	42	42	9
Accumulated amortization	(16)	(14)
Acquired above-market leases, net	26	28

Acquired in-place leases	31	31	9
Accumulated amortization	(11)	(9)
Acquired in-place leases, net	20	22

Intangible assets, net	$1,669	$1,771
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For the six months ended June 30, 2026 and 2025, the Company did not recognize any impairment losses on intangible assets.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9.    LONG-TERM DEBT
The table below presents the components of outstanding debt (in millions):

	June 30, 2026	December 31, 2025
2.800% Senior Notes due July 15, 2030	$1,000	$1,000
Senior Notes unamortized discount and issuance costs	(6)	(7)
Long-term debt, net	$994	$993
Senior Notes
On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act, and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal amount. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes), and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly-owned subsidiaries, and the indenture governing the Senior Notes contains covenants, events of default, and other customary provisions with which the Company was in compliance as of June 30, 2026.
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
The 2024 Credit Agreement contains customary affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, maintenance of properties, and compliance with laws, including environmental laws, subject to certain exceptions. The 2024 Credit Agreement contains customary negative covenants, including, among others, restrictions on the ability of the Company and its subsidiaries to merge and consolidate with other companies, restrictions on the ability of certain subsidiaries to incur indebtedness, and restrictions on the ability of the Company and certain subsidiaries to grant liens or security interests on assets, subject to certain exceptions. The 2024 Credit Agreement contains a financial maintenance covenant that requires the Company to maintain a Total Leverage Ratio (as defined in the 2024 Credit Agreement) of less than or equal to 4.50 to 1.00, tested at the end of each fiscal quarter. The 2024 Credit Agreement also provides for a number of customary events of default, including, among others: payment defaults to the lenders, voluntary and involuntary bankruptcy proceedings, covenant defaults, material inaccuracies of representations and warranties, cross-acceleration to other material indebtedness, certain change of control events, material money judgments, and other customary events of default. The occurrence of an event of default could result in the acceleration of obligations and the termination of lending commitments under the 2024 Credit Agreement. As of June 30, 2026, the Company was in compliance with the covenants in the 2024 Credit Agreement. As of June 30, 2026, the Company had no amounts drawn under this facility.
The Company had $2 million and $3 million of deferred debt issuance costs related to the revolving credit facility as of June 30, 2026 and December 31, 2025, respectively. These amounts are included in deposits and other assets on the Company's condensed consolidated balance sheets.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company recognized interest expense as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest on outstanding borrowings	$7	$7	$14	$14
Amortization of Senior Notes discount and issuance costs	—	—	1	1
Interest capitalized for construction in process	(5)	(2)	(10)	(5)
Commitment fees and other	10	—	11	1
Total interest expense	$12	$5	$16	$11
10.    INCOME TAXES
The income tax provision reflects an effective tax rate of approximately 26% and 73% for the three months ended June 30, 2026 and 2025, respectively, and 33% and 160% for the six months ended June 30, 2026 and 2025, respectively. The decreases in the effective tax rate for the three and six months ended June 30, 2026 were primarily due to losses in the U.K. in 2025 subject to a full valuation allowance.
11.    COMMITMENTS AND CONTINGENCIES
The following summarizes the Company's significant contractual obligations, including related payments due by period, as of June 30, 2026 (in millions):

Year Ending December 31,	Operating lease obligations	Finance lease obligations	Long-term debt principal payments	Long-term debt interest payments
Remainder of 2026	$2	$3	$—	$14
2027	42	5	—	28
2028	41	1	—	28
2029	33	—	—	28
2030	28	—	1,000	28
Thereafter	29	—	—	—
Total	$175	$9	$1,000	$126
The Company leases office facilities under various non-cancelable operating leases, as well as data centers and vehicles under finance lease arrangements. The leases contain various renewal options.
See Note 6 for further discussion of the Company's lease commitments.
Litigation
Currently, and from time to time, the Company is involved in litigation incidental to the conduct of its business. The Company monitors developments in these legal matters and records a provision for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount within a probable range is recorded. While it is reasonably possible that an unfavorable outcome may occur as a result of one or more of the Company’s current legal matters, at this time, management has concluded that the resolutions of these matters are not expected to have a material effect on the Company's condensed consolidated financial position, future results of operations, or liquidity. Legal defense costs are expensed as incurred.
Matterport-Related Matters
On July 23, 2021, plaintiff William J. Brown, a former employee and a stockholder of Matterport, sued the Brown Defendants in the Chancery Court. Brown claimed that the Brown Defendants imposed invalid Transfer Restrictions on his shares of Matterport stock, and that Matterport’s board of directors violated their fiduciary duties in connection with a

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
purportedly misleading letter of transmittal. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to Brown. On May 28, 2024, the court awarded Brown $79 million due to the invalid Transfer Restrictions plus pre- and post-judgment interest. On April 22, 2025, the Delaware Supreme Court substantially affirmed the Chancery Court’s damages award but reversed and remanded for additional proceedings on the manner in which post-judgment interest was calculated. On remand, the Chancery Court determined that post‑judgment interest will accrue at a variable rate until the judgment is paid in full. During the three months ended June 30, 2026, the Company paid a total of $109 million for the Brown Judgment. The Company recognized $9 million of additional interest expense related to the matter, which was recorded within interest income (expense), net in the condensed consolidated statements of operations. In addition, the Company realized net recoveries related to this matter of $17 million in the second quarter of 2026, which were recorded as a reduction to general and administrative expenses in the condensed consolidated statements of operations.
Since the Brown Judgment in May 2024, several lawsuits have been filed alleging similar claims: on July 19, 2024 by Damien Leostic and William Schmitt; on August 16, 2024 by Greg Coombe; on September 19, 2024 by Build Legacy LLC, Build the Future Trust under agreement dated November 16, 2023, Penchant Capital LLC, Penchant Trust, and iRobot Corporation. On September 16, 2024, Kimberly Burdi-Dumas, a former Matterport employee, filed a putative class action complaint on behalf of all persons or entities who were stockholders of Matterport as of July 21, 2021, and who, pursuant to the Gores Transaction, were thereafter issued and held Matterport shares that were improperly restricted from being sold until January 18, 2022. On November 26, 2024, Schmitt amended his complaint to bring a class action on behalf of former members of Matterport who did not receive their shares immediately following the closing of the Gores Transaction. On December 6, 2024, the Burdi-Dumas complaint was amended to include a second plaintiff, Janet Day, and additional claims. These cases have now been consolidated and coordinated into a single action, with discovery and briefing on the proposed class action.
As of June 30, 2026, there were no amounts accrued for these matters. Further, the range of reasonably possible losses cannot be reasonably estimated.
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
Operating results by segment include items that are directly attributable to each segment and shared expenses such as IT; corporate infrastructure, including facilities; finance; and legal expenses. Shared expenses are allocated based on revenue and headcount. There are no intersegment transactions. The impact of certain items that are not normal, recurring, and cash operating expenses necessary to run the operating segment are removed to determine Adjusted EBITDA and include stock-based compensation, acquisition and integration costs, restructuring and related costs, and settlements and impairments.
The Company has recast certain prior period disclosures to align with its reportable segments. See Note 2 for additional information.
Summarized EBITDA and Adjusted EBITDA information by operating segment consists of the following (in millions):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,
	2026			2025
	Commercial Real Estate	Residential Real Estate	Total	Commercial Real Estate	Residential Real Estate	Total
Revenue(1)	$481	$444	$925	$446	$335	$781
Less:
Personnel	218	167	385	220	162	382
Marketing	21	199	220	20	201	221
General and administrative(2)	80	83	163	88	61	149
EBITDA	$162	$(5)	$157	$118	$(89)	$29
Stock-based compensation expense(3)	26	12	38	41	11	52
Acquisition and integration related costs	—	5	5	2	2	4
Restructuring and related costs	1	1	2	(1)	—	(1)
Settlements and impairments	(17)	(1)	(18)	1	—	1
Adjusted EBITDA	$172	$12	$184	$161	$(76)	$85
__________________________
(1) See Note 3 for details of revenue disaggregated by segment.
(2) Excludes personnel costs.
(3) Represents a significant non-cash item included in the personnel costs above

	Six Months Ended June 30,
	2026			2025
	Commercial Real Estate	Residential Real Estate	Total	Commercial Real Estate	Residential Real Estate	Total
Revenue(1)	$953	$869	$1,822	$855	$658	$1,513
Less:
Personnel	450	345	795	410	314	724
Marketing	39	408	447	37	400	437
General and administrative(2)	175	167	342	187	137	324
EBITDA	$289	$(51)	$238	$221	$(193)	$28
Stock-based compensation expense(3)	55	25	80	63	19	82
Acquisition and integration related costs	4	8	12	22	4	26
Restructuring and related costs	2	2	4	4	2	6
Settlements and impairments	(17)	(1)	(18)	2	7	9
Adjusted EBITDA	$333	$(17)	$316	$312	$(161)	$151
__________________________
(1) See Note 3 for details of revenue disaggregated by segment.
(2) Excludes personnel costs.
(3) Represents a significant non-cash item included in the personnel costs above

The reconciliation of Adjusted EBITDA and EBITDA to income before income taxes consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted EBITDA	$184	$85	$316	$151
Stock-based compensation expense	(38)	(52)	(80)	(82)
Acquisition and integration related costs	(5)	(4)	(12)	(26)
Restructuring and related costs	(2)	1	(4)	(6)
Settlements and impairments	18	(1)	18	(9)
EBITDA	$157	$29	$238	$28
Amortization of acquired intangible assets in cost of revenue	(27)	(17)	(54)	(28)
Amortization of acquired intangible assets in operating expenses	(36)	(27)	(73)	(44)
Depreciation and other amortization	(18)	(12)	(32)	(26)
Interest income (expense), net	(2)	33	8	71
Other income (expense), net(1)	—	16	(1)	14
Income before income taxes	$74	$22	$86	$15
__________________________
(1) Includes $3 million and $9 million of depreciation and amortization expense including above-market lease amortization associated with lessor activities for the three months ended June 30, 2026 and 2025, respectively, and $8 million and $14 million for the six months ended June 30, 2026 and 2025, respectively.

13.    STOCKHOLDERS' EQUITY
Prior Stock Repurchase Program
In February 2025, the Board of Directors approved the Prior Stock Repurchase Program that authorized the repurchase of up to $500 million of CoStar Group Shares.
During the six months ended June 30, 2025, the Company repurchased 0.8 million CoStar Group Shares for an aggregate cost of $64 million. Subsequently, the Company completed the Prior Stock Repurchase Program, including the use of an accelerated share repurchase agreement entered into in November 2025. In total, the Company repurchased 7.1 million shares for an aggregate cost of $500 million during 2025. The aggregate purchase price of CoStar Group Shares is recorded as treasury stock and presented as a reduction to stockholders' equity.
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
During the six months ended June 30, 2026, the Company also repurchased $87 million of CoStar Group Shares pursuant to a 10b5-1 Plan, resulting in total repurchases of 13.8 million CoStar Group Shares for an aggregate cost of $589 million under

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
the Stock Repurchase Program, including pursuant to the 2026 ASR Agreement. Direct costs incurred to acquire the shares include estimated excise taxes, transaction fees, and other costs and are recorded in the aggregate cost for the treasury stock. Shares of common stock repurchased under the Stock Repurchase Program become treasury stock and are recorded as a reduction to stockholders' equity when the transaction is settled.
As of June 30, 2026, $913 million of fair value of the Company's shares remains available for repurchases under the Stock Repurchase Program.
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
14.    EMPLOYEE BENEFIT PLANS
Stock Incentive Plans
All of the outstanding stock options, RSAs, and RSUs are covered under the 2025 Plan or legacy plans. Awards under the 2025 Plan may include one or more of the following types: (i) stock options, (ii) stock appreciation rights, (iii) RSAs, (iv) RSUs, and (v) performance RSAs and RSUs . For additional information regarding the share-based awards of the Company, see Note 16 in the Notes to the Consolidated Financial Statements in the 2025 Form 10-K. Approximately 7.8 million shares were available for future grant under the 2025 Plan as of June 30, 2026.
At June 30, 2026, there was approximately $264 million of unrecognized compensation cost related to stock incentive plans, net of estimated forfeitures, which the Company expects to recognize over a weighted-average-period of three years. See Note 2 for further discussion of stock-based compensation expense.
Stock Options
Option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2025	3,203,725	$38.32	4	$102
Granted	—
Exercised	(907,426)	$9.28		$50
Canceled or expired	(2,540)	$9.86
Outstanding at June 30, 2026	2,293,759	$49.84	4	$6
Exercisable at June 30, 2026	2,100,991	$47.13	3	$6

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded:

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Six Months Ended June 30, 2025
Pricing Model	Black-Scholes
Dividend yield	0%
Expected volatility	35.0%
Risk-free interest rate	4.3%
Expected life (in years)	5
Weighted-average grant date fair value	$30.05
RSAs and RSUs
The Company grants RSAs and RSUs to certain executive officers, directors, and employees of the Company which vest over a specific service period. Certain grants for executive officers include performance conditions based on the achievement of operating goals over a three-year performance period. The number of shares ultimately vested under these PRSAs and PRSUs grants are determined based on a market condition measured by the Company's relative TSR compared to the S&P 500 Index over the same three-year period. The number of shares earned may be adjusted based on a TSR payout percentage, which ranges between 80% and 120% for PRSAs and between 50% and 250% for PRSUs. The vesting of RSAs and RSUs is subject to continuing employment requirements.
As of June 30, 2026, the Company determined that it was probable that at least the minimum performance goals associated with PRSAs and PRSUs granted would be met by their forfeiture dates. As of June 30, 2026, the Company expects to record aggregate stock-based compensation expense of approximately $16 million for performance-based RSAs over the remainder of 2026 and in 2027 and 2028. As of June 30, 2026, the Company expects to record aggregate stock-based compensation expense of approximately $17 million for performance-based RSUs over the remainder of 2026 and in 2027, 2028, and 2029.
The following table presents unvested RSAs activity for the six months ended June 30, 2026:

	RSAs		PRSAs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock awards at December 31, 2025	3,643,210	$78.32	996,000	$84.93
Granted	63,132	$31.03	—	$—
Vested	(1,036,250)	$75.10	(69,364)	$81.58
Canceled	(157,210)	$80.05	(170,876)	$81.58
Unvested restricted stock awards at June 30, 2026	2,512,882	$78.50	755,760	$86.00

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents unvested RSUs activity for the six months ended June 30, 2026:

	RSUs		PRSUs
	Number of Units	Weighted-Average Grant Date Fair Value per Share	Number of Units	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock units at December 31, 2025	714,920	$76.09	—	$—
Granted	1,791,622	$47.26	642,603	$41.02
Vested	(190,932)	$74.51	—	$—
Canceled	(148,194)	$64.60	(26,888)	$41.02
Unvested restricted stock units at June 30, 2026	2,167,416	$53.14	615,715	$41.02
The assumptions used to estimate the fair value of PRSAs and PRSUs granted were as follows:

	Six Months Ended June 30,
	2026	2025
Pricing Model	Monte-Carlo simulation	Monte-Carlo simulation
Dividend yield	0%	0%
Expected volatility	33.0%	31.0%
Risk-free interest rate	3.4%	4.2%
Expected life (in years)	3	3
Weighted-average grant date fair value	$30.19	$85.29
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
Overview
CoStar Group is a leading global provider of online real estate marketplaces, information, analytics, and 3D digital twin technology in the property markets, based on the numbers of unique visitors and site visits per month; providing more information, analytics, and marketing services than many of our competitors; offering the most comprehensive commercial real estate database available; and having the largest commercial real estate research department in the industry. We have created and compiled a standardized platform of real estate information, analytics, and online marketplaces where industry professionals, consumers of commercial and residential real estate, including apartments, and the related business communities, can continuously interact and facilitate transactions by efficiently accessing and exchanging accurate and standardized real estate-related information. Our service offerings span all property types, including office, retail, industrial, multifamily, residential, land, mixed-use, and hospitality.
Our services are primarily derived from a database of building-specific and marketplace information and visual content and offer customers specialized tools for accessing, analyzing, and using our information and advertising on our marketplaces. Over time, we have expanded, and we expect to continue to expand, our existing real estate information, analytics, and online marketplaces. We have developed and we expect to continue to develop additional services leveraging our centralized database and 3D digital twin technology to meet the needs of our existing customers as well as potential new categories of customers.
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

Services
We operate, develop products, and deliver our services in two reportable segments, Commercial Real Estate and Residential Real Estate. Our Commercial Real Estate segment offers commercial real estate information, analytics, online marketplaces, and 3D digital twin technology. Our Residential Real Estate segment hosts marketplaces which aggregate consumer demand for homes and apartments and we sell marketing and leads to the agents, owners, landlords, and property management companies that need to reach those consumers with their offerings. Our principal services are described in the following paragraphs:
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
We expect Commercial Real Estate's revenue growth rate for the year ending December 31, 2026 to moderate compared to the revenue growth rate for the year ended December 31, 2025 primarily due to the nonrecurring benefit realized in 2025 from the Matterport Acquisition.
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
We expect Residential Real Estate's revenue growth rate for the year ending December 31, 2026 to accelerate compared to the revenue growth rate for the year ended December 31, 2025 due to a full year's benefit of the Domain Acquisition completed in August 2025 and an increase in the number of Homes.com memberships.
Subscription-based Services
For the three months ended June 30, 2026 and 2025, our annualized net new bookings of subscription-based services on all contracts were $69 million and $93 million, respectively. Net new bookings is calculated based on the annualized amount of change in our sales bookings resulting from new subscription-based contracts, changes to existing subscription-based contracts, and cancellations of subscription-based contracts for the period reported. Net new bookings is calculated on all subscription-based contracts without regard to contract term. Net new bookings is considered an operating metric that is an indicator of future subscription revenue growth and is also used as a metric of sales force productivity by us and investors. However, information regarding net new bookings is not comparable to, nor should it be substituted for, an analysis of our revenue over time. Revenue from our subscription-based contracts was approximately 89% and 95% of total revenue for the three months ended June 30, 2026 and 2025, respectively. The decrease in our percentage of subscription-based revenue was primarily due to Domain, which sells premium listings for individual properties, as well as the transactional products and services sold by Matterport.
For each of the trailing 12 months ended June 30, 2026 and 2025, our contract renewal rates for existing company-wide CoStar Group subscription-based services for contracts with a term of at least one year were approximately 89%, and our cancellation rates for those services during the same periods were approximately 11%. Contract renewal rates are calculated on all subscription-based contracts with a term of at least one year. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, we believe that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing 12-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our customers, reductions in customer spending, or decreases in our customer base. Revenue from our subscription-based contracts with a term of at least one year was approximately 73% and 79% of total revenue for the trailing 12 months ended June 30, 2026 and 2025, respectively. The decrease in the percentage of revenue from our subscription-based contracts with a term of at least one year was primarily due to the Domain product which are sold as premium listings for individual properties, as well as the transactional products and services sold by Matterport.
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
Development, Investments, and Expansion
We plan to continue to invest in our business and our services, evaluate strategic growth opportunities, and pursue our key priorities as described below. We are committed to supporting, improving, and enhancing our real estate information, analytics, and online marketplaces solutions, including expanding and improving our offerings for our client base and site users, including property owners, property managers, buyers, commercial tenants, and residential renters and buyers. We expect to continue our software development efforts to improve existing services, introduce new services, integrate and cross-sell services, integrate recently completed acquisitions, and expand and develop supporting technologies for our research, sales, and marketing organizations. We may reevaluate our priorities as economic conditions continue to evolve.
Our key priorities for the remainder of 2026 currently include:
•Enhancement of our residential products and platforms. Leveraging rentals marketing and lead generation across platforms, in particular, Apartments.com and Homes.com. Scaling Homes.com through new product releases including depth advertising. Continuing to develop new and improved tools for residential agents and brokers to help amplify their reach.
•International expansion of LoopNet and CoStar. We launched our LoopNet branded advertising products in Spain and France and continue to expand our footprint of commercial listings in these markets. In addition, we launched CoStar in France and plan to launch CoStar in Australia later this year.
•Launching additional AI-enabled features across our products. We plan to extend the revolutionary capability of Homes Ai and Apartments Ai across the Company’s portfolio of leading platforms, including CoStar and LoopNet, ushering in a new era of intelligent, conversational real estate discovery. Our AI capabilities draw from property data, Matterport 3D digital twin technology, images, proprietary school data, neighborhood insights, and market intelligence.
•Continuing to expand our CoStar offerings with additional modules, including new data and enhanced analytics. We have launched CoStar Rent Benchmark, an AI-abstracted dataset built from 4 million actual leases and lease documents. This product allows users to make more confident decisions with real data rather than using less reliable asking rents or broker report information. We are developing debt benchmarking. This feature will give lenders visibility to improve decisions across origination, portfolio risk, and compliance. We expect these enhancements will drive new subscribers and additional usage under one platform.
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
EBITDA is our net income (loss) before interest income or expense, net; other expense or income, net; income taxes; depreciation; and amortization.
Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense; acquisition- and integration-related costs; restructuring and related costs, including certain advisory fees; and settlements and impairments incurred outside our ordinary course of business, including judgments. Adjusted EBITDA margin represents Adjusted EBITDA divided by revenue for the period.
We typically disclose EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin on a consolidated and on an operating segment basis in our earnings releases, investor conference calls, and filings with the SEC.
Adjusted Net Income represents our net income (loss) adjusted for stock-based compensation expense; acquisition- and integration-related costs, including gains or losses on equity investments acquired in prospective targets and related to deal-contingent financial instruments; restructuring costs; settlement and impairment costs incurred outside our ordinary course of business, including judgments and related, non-recurring interest; and amortization of acquired intangible assets and other related costs, and then subtracting an assumed provision for income taxes.
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
We disclose Adjusted EPS and Adjusted Net Income on a consolidated basis in our earnings releases, investor conference calls, and filings with the SEC.
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
EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted EPS may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and accompanying reconciliations, provide additional information to investors that is useful to understand the factors and trends affecting our business without the impact of certain acquisition-related items. We have spent more than 35 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to these acquisitions, our net income (loss) has included significant charges for amortization of acquired intangible assets; depreciation and other amortization; acquisition- and integration-related costs, including gains or losses on equity investments acquired in prospective targets and related to deal-contingent financial instruments; interest income (expense); and restructuring and related costs, including certain advisory fees. Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted EPS exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for amortization of acquired intangible assets; depreciation and other amortization; acquisition- and integration-related costs; restructuring and related costs, including certain advisory fees; and settlement and impairment costs incurred outside our ordinary course of business, including judgments and related, non-recurring interest. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year without the impact of these items. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest income or expense, net; other expense or income, net; income taxes; stock-based compensation expenses, acquisition- and integration-related costs; interest income (expense); restructuring and related costs, including certain advisory fees; and settlement and impairment costs incurred outside our ordinary course of business, including judgments and related, non-recurring interest, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts, and others have regularly relied on EBITDA and may rely on Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, or Adjusted EPS to provide a financial measure by which to compare our operating performance against that of other companies in our industry.
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
•The amount of settlement and impairment costs incurred outside of our ordinary course of business, including judgments, may be useful for investors to consider because they generally represent gains or losses from the settlement of litigation matters, including judgments, charges related to terminations of contracts or impairments of acquired intangible assets or other long-lived assets. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.
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
The financial items that have been excluded from our net income (loss) to calculate Adjusted Net Income and Adjusted EPS are amortization of acquired intangible assets and other related costs; stock-based compensation; acquisition- and integration-related costs, including gains or losses on equity investments acquired in prospective targets and related to deal-contingent financial instruments; restructuring and related costs; and settlement and impairment costs incurred outside our ordinary course of business, including judgments. These items are the same as discussed above with respect to the calculation of Adjusted EBITDA together with the material limitations associated with using non-GAAP financial measures as compared to net income (loss). We further exclude non-recurring interest charges related to judgments from Adjusted Net Income and Adjusted EPS as this may be useful for investors to consider because these non-recurring interest charges generally represent costs associated with the settlement of litigation matters, including judgments. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure. In addition to these exclusions from net income (loss), we subtract an assumed provision for income taxes to calculate Adjusted Net Income. In both 2026 and 2025, we assume a 26.0% tax rate, which approximates our historical long-term statutory corporate tax rate, excluding the impact of discrete items.
Management compensates for the above-described limitations of using non-GAAP measures by using a non-GAAP measure only to supplement our GAAP results and to provide additional information that is useful to investors to understand the factors and trends affecting our business.

Consolidated Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table compares our selected condensed consolidated results of operations for the three months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,
	2026	2025	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenue
CoStar	$337	$310	$27	9%
LoopNet	87	76	11	14
Other Commercial Real Estate	57	60	(3)	(5)
Total Commercial Real Estate	481	446	35	8
Residential Real Estate	444	335	109	33
Total revenue	925	781	144	18
Cost of revenue	197	168	29	17
Gross profit	728	613	115	19
Operating expenses:
Selling and marketing (excluding customer base amortization)	395	395	—	—
Software development	107	96	11	11
General and administrative	114	122	(8)	(7)
Customer base amortization	36	27	9	33
Total operating expenses	652	640	12	2
Income (loss) from operations	76	(27)	103	NM
Interest income (expense), net	(2)	33	(35)	NM
Other income, net	—	16	(16)	NM
Income before income taxes	74	22	52	236
Income tax expense	19	16	3	19
Net income	$55	$6	$49	817%
__________________________
NM - Not meaningful
Revenue. Revenue increased by $144 million, or 18%, to $925 million, driven by the following:
Commercial Real Estate revenue increased by $35 million, or 8%, to $481 million due to:
•an increase in CoStar revenue of $27 million, or 9%, due to an increase in subscribers, inflation-based price increases, and additional sales of STR Benchmarking,
•an increase in LoopNet revenue of $11 million, or 14%, due to an increase in the number of listings, and the Domain Acquisition completed in August 2025, partially offset by
•a decrease in Other Commercial Real Estate revenue of $3 million, or 5%, primarily due to fewer properties transacted on Ten-X.
Residential Real Estate revenue increased by $109 million, or 33%, to $444 million, primarily due to:
•$70 million of revenue from the Domain Acquisition completed in August 2025 and
•an increase in the number of memberships and properties advertised on our network, partially offset by a reduction in average price.

Gross Profit and Cost of Revenue. Gross profit increased by $115 million, or 19%, to $728 million, and the gross profit margin increased from 78% to 79%. The increase in gross profit was due to higher revenue, partially offset by an increase in the cost of revenue. Cost of revenue increased by $29 million, or 17%, to $197 million and, as a percentage of revenue, decreased from 22% to 21%. The increase in cost of revenue included:
•higher amortization expense related to acquired technology and trade names from the Matterport and Domain Acquisitions,
•an increase in web hosting, data, and content costs of $9 million, primarily due to the Domain Acquisition,

•an increase in supplies and office services expense of $4 million, primarily due to Domain operations and field research operations for existing brands,
•an increase in personnel costs of $3 million, primarily due to incremental headcount added through the Domain Acquisition,
•an increase of $3 million due to higher Domain occupancy costs and bank and merchant fees, partially offset by

•a $2 million gain on the sale of the research plane and a $1 million decrease in professional service expense.
Selling and Marketing (Excluding Customer Base Amortization) Expenses. Selling and marketing (excluding customer base amortization) expenses were consistent at $395 million and, as a percentage of revenue, decreased from 51% to 43%. The change included:
•an increase of $26 million related to the Domain Acquisition, including $13 million of personnel and related costs, $11 million of marketing expenses and $2 million of indirect costs, offset by the following decreases in the remaining brands:
•a decrease of $12 million in marketing expense for advertising of our brands,
•a decrease of $10 million in personnel and related costs, primarily due to lower sales commissions and lower stock-based compensation expense from accelerated compensation recognized for certain Matterport employees in the prior-year period, and
•a decrease of $4 million in professional services and recruiting costs.
Software Development Expenses. Software development expenses increased by $11 million, or 11%, to $107 million and, as a percentage of revenue, were consistent at 12%. The increase included:
•an increase in personnel costs, primarily due to additional headcount from the Domain Acquisition,
•an increase in software and equipment costs of $3 million, primarily due to increased spending on AI software, and
•an increase in occupancy costs of $1 million, primarily due to the Domain Acquisition.
General and Administrative Expenses. General and administrative expenses decreased by $8 million, or 7%, to $114 million and, as a percentage of revenue, decreased from 16% to 12%. The decrease included:
•a gain from recoveries related to the Brown Judgment received during the quarter,
•a decrease of $8 million in personnel costs, primarily due to accelerated stock-based compensation expense recognized in the prior-year period for certain executives, partially offset by
•an increase of $8 million in professional services fees, primarily due to higher legal-related expenses from defending our intellectual property, and
•an increase in software and equipment costs of $6 million, primarily due to the Domain acquisition and increased investment in enterprise technology for existing brands.
Customer Base Amortization Expense. Customer base amortization expense increased by $9 million, or 33%, to $36 million, and, as a percentage of revenue, increased from 3% to 4%. The increase was primarily due to amortization of intangible assets recognized in connection with the Domain acquisition.

Interest Income (Expense), Net. Interest income (expense), net changed by $35 million, or 106%, to a net expense of $2 million. The change was primarily due to a decrease in our cash and cash equivalents, as well as $9 million of interest expense recognized during the current quarter related to the Brown Judgment.
Other Income, Net. Other income, net decreased by $16 million. The decrease included:
•an unrealized gain on the deal-contingent forward U.S. dollar to Australian dollar contracts entered into in conjunction with the Domain Acquisition in the prior-year period, and
•an unrealized gain of $9 million recognized in the prior-year period related to the equity securities of Domain, partially offset by
•a decrease of $5 million in depreciation and amortization expense from leasing activities driven by a change in the useful life of improvements related to tenants.
Income Tax Expense. Income tax expense increased by $3 million, or 19%, to $19 million, and the effective tax rate was 26% of income before income taxes for the three months ended June 30, 2026, compared to 73% of income before income taxes for the three months ended June 30, 2025. The change in income tax expense was primarily due to higher income before taxes.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table compares our selected condensed consolidated results of operations for the three months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,
	2025	2024(1)	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenue
CoStar	$310	$286	$24	8%
LoopNet	76	70	6	9
Other Commercial Real Estate	60	18	42	233
Total Commercial Real Estate	446	374	72	19
Residential Real Estate	335	304	31	10
Total revenue	781	678	103	15
Cost of revenue	168	136	32	24
Gross profit	613	542	71	13
Operating expenses:
Selling and marketing (excluding customer base amortization)	395	358	37	10
Software development	96	80	16	20
General and administrative	122	110	12	11
Customer base amortization	27	10	17	170
Total operating expenses	640	558	82	15
Loss from operations	(27)	(16)	(11)	69
Interest income, net	33	54	(21)	(39)
Other income (expense), net	16	(2)	18	NM
Income before income taxes	22	36	(14)	(39)
Income tax expense	16	17	(1)	(6)
Net income	$6	$19	$(13)	(68)%
__________________________
(1) We have recast certain prior period disclosures to align with the way we internally manage our business. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report for additional information.

NM - Not meaningful

Revenue. Revenue increased by $103 million, or 15%, to $781 million, driven by the following:
Commercial Real Estate revenue increased by $72 million, or 19%, to $446 million due to:
•an increase in CoStar revenue of $24 million, or 8%, due to increased sales driven by inflation-based price increases on renewals and an increase in subscribers, as well as the Visual Lease Acquisition,
•an increase in LoopNet revenue of $6 million, or 9%, due to an increase in the average price per listing, as well as the number of listings, and
•an increase in Other Commercial Real Estate revenue of $42 million, or 233%, primarily due to the Matterport Acquisition.
Residential Real Estate revenue increased by $31 million, or 10%, to $335 million, primarily due to:
•an increase in the number of properties advertised on our network, partially offset by
•a decrease due to the discontinuation of certain products that were inconsistent with our long-term business strategy.
Gross Profit and Cost of Revenue. Gross profit increased by $71 million, or 13%, to $613 million, and the gross profit margin decreased from 80% to 78%. The increase in gross profit was due to higher revenue, partially offset by an increase in cost of revenue. Cost of revenue increased by $32 million, or 24%, to $168 million and, as a percentage of revenue, increased from 20% to 22%. The increase in cost of revenue primarily included:
•an increase in amortization expense for the acquired technology and trade names from the Matterport Acquisition,
•an increase in $8 million in costs related to sales of Matterport capture equipment and services,
•an increase in personnel costs of $8 million related to additional headcount from the Matterport Acquisition, and
•an increase of $3 million for web hosting costs.
Selling and Marketing (Excluding Customer Base Amortization) Expenses. Selling and marketing (excluding customer base amortization) expenses increased by $37 million, or 10%, to $395 million and, as a percentage of revenue, decreased from 53% to 51%. The increase primarily included:
•an increase in personnel costs related to sales hiring and the sales force from the Matterport Acquisition,
•an increase in occupancy and equipment costs of $4 million related to our sales force, and
•an increase of $2 million in third-party sales commissions for Matterport products, partially offset by
•a decrease in marketing expenses of $13 million.
Software Development Expenses. Software development expenses increased by $16 million, or 20%, to $96 million and, as a percentage of revenue, were consistent at 12%. The increase primarily included:
•an increase in personnel costs primarily due to additional headcount from the Matterport Acquisition, as well as costs for our existing employees and
•an increase in occupancy and equipment costs of $2 million.
General and Administrative Expenses. General and administrative expenses increased by $12 million, or 11%, to $122 million and, as a percentage of revenue, were consistent at 16%. The increase primarily included:
•an increase in personnel and related costs, primarily due to additional headcount from the Matterport Acquisition, partially offset by
•a decrease in professional service fees of $9 million, primarily related to acquisition activities, and
•a decrease in occupancy and equipment costs of $3 million.

Customer Base Amortization Expense. Customer base amortization expense increased by $17 million, or 170%, to $27 million, and, as a percentage of revenue, increased from 1% to 3%. The increase was primarily due to the Matterport and Visual Lease Acquisitions.
Interest Income, Net. Interest income, net decreased by $21 million, or 39%, to $33 million. The decrease was primarily due to a decrease in our cash and cash equivalents.
Other Income (Expense), Net. Other income, net, was $16 million for the three months ended June 30, 2025, a change of $18 million from other expense, net of $2 million for the three months ended June 30, 2024. The change primarily included:
•an unrealized gain on the deal-contingent forward U.S. dollar to Australian dollar contracts entered into in conjunction with the Domain Acquisition, and
•an unrealized gain of $9 million related to the equity securities of Domain, partially offset by
•an increase in depreciation and amortization expense from leasing activities driven by a change in the useful life of improvements related to tenants who have modified their leases.
Income Tax Expense. Income tax expense decreased by $1 million, or 6%, to $16 million, and the effective tax rate was 73% of income before income taxes for the three months ended June 30, 2025, compared to 47% of income before income taxes for the three months ended June 30, 2024. The decrease in income tax expense was primarily due to lower income before income taxes.
Business Segment Results for Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
We manage our business by product portfolios in two operating segments, with the primary areas of measurement and decision-making being Commercial Real Estate and Residential Real Estate. Segment reporting is based on the management approach, whereby external segment reporting is aligned with the internal reporting used by the CODM, which is the Company’s Chief Executive Officer. The CODM relies on an internal management reporting process that provides operating segment revenue, EBITDA, and Adjusted EBITDA for making decisions and assessing performance as the source of the Company’s reportable segments. Adjusted EBITDA is used by management internally to measure operating and management performance and to evaluate the performance of the business. Operating results by segment include items that are directly attributable to each segment and also include shared expenses such as legal, including settlements and fines, corporate infrastructure and support costs, facilities, and IT expenses from our integrated platform. Shared expenses are primarily allocated based on revenue or headcount. There are no intersegment transactions. Refer to Note 2 and Note 12 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report for additional information. See “Non-GAAP Financial Measures” for further information regarding our segment operating results.
Segment Adjusted EBITDA. Commercial Real Estate Adjusted EBITDA increased by $11 million to $172 million. The increase was due to:
•the increase in revenue discussed above, partially offset by,
•higher personnel costs, primarily due to higher costs related to headcount growth within existing brands and
•an increase of $10 million in general and administrative expenses, primarily due to higher costs related to product web hosting, professional services, office supplies and occupancy all related to headcount increases in existing brands and to a lesser extent, incremental expenses from Matterport's post-acquisition operations.
Residential Real Estate Adjusted EBITDA improved by $88 million to $12 million. The improvement was due to:
•the increase in revenue discussed above and
•a decrease of $2 million in marketing expenses, consisting of a decrease of $12 million from our existing brands and an increase of $10 million for Domain, partially offset by,
•an increase of $19 million in general and administrative expenses for Domain and
•an increase of $4 million in personnel and related costs, consisting of an increase of $28 million for Domain, partially offset by a decrease of $24 million for our existing brands.

Business Segment Results for Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Segment Adjusted EBITDA. Commercial Real Estate Adjusted EBITDA increased by $17 million to $161 million. The increase was due to:
•the increase in revenue discussed above, partially offset by,
•higher personnel costs, primarily due to the Matterport and Visual Lease Acquisitions completed in February 2025 and November 2024, respectively and
•an increase of $14 million in general and administrative expenses, primarily due to incremental expenses from Matterport's post-acquisition operations, including costs of product web hosting, sales of Matterport equipment, capture services, and third-party commissions.
Residential Real Estate Adjusted EBITDA improved by $27 million to a loss of $76 million. The improvement was due to the increase in revenue discussed above and a $16 million decrease in marketing expense, partially offset by an increase of $20 million in personnel cost due to the higher sales headcount from existing brands.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table provides a comparison of our selected condensed consolidated results of operations for the six months ended June 30, 2026 and 2025 (in millions):

	Six Months Ended June 30,
	2026	2025	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenue
CoStar	$668	$615	$53	9%
LoopNet	172	149	23	15
Other Commercial Real Estate	113	91	22	24
Total Commercial Real Estate	953	855	98	11
Residential Real Estate	869	658	211	32
Total revenue	1,822	1,513	309	20
Cost of revenue	393	321	72	22
Gross profit	1,429	1,192	237	20
Operating expenses:
Selling and marketing (excluding customer base amortization)	816	764	52	7
Software development	221	191	30	16
General and administrative	240	263	(23)	(9)
Customer base amortization	73	44	29	66
Total operating expenses	1,350	1,262	88	7
Income (loss) from operations	79	(70)	149	NM
Interest income, net	8	71	(63)	(89)
Other income (expense), net	(1)	14	(15)	NM
Income before income taxes	86	15	71	NM
Income tax expense	28	24	4	17%
Net income (loss)	$58	$(9)	$67	NM
__________________________
NM - Not meaningful
Revenue. Revenue increased by $309 million, or 20%, to $1.8 billion, driven by the following:

Commercial Real Estate revenue increased by $98 million, or 11%, to $953 million due to:
•an increase in CoStar revenue of $53 million, or 9%, due to an increase in subscribers, inflation-based price increases, and additional sales of STR Benchmarking,
•an increase in LoopNet revenue of $23 million, or 15%, due to an increase in the number of listings, as well as an increase in the average price per listing and the Domain Acquisition completed in August 2025, and
•an increase in Other Commercial Real Estate revenue of $22 million, or 24%, primarily due to the Matterport Acquisition completed in February 2025, partially offset by lower transaction volume on Ten-X.
Residential Real Estate revenue increased by $211 million, or 32%, to $869 million, primarily due to:
•$131 million of revenue from the Domain Acquisition completed in August 2025 and
•an increase in the number of memberships and properties advertised on our network, partially offset by a reduction in average price.
Gross Profit and Cost of Revenue. Gross profit increased by $237 million, or 20%, to $1.4 billion, and the gross profit margin decreased from 79% to 78%. The increase in gross profit was due to higher revenue, partially offset by an increase in cost of revenue. Cost of revenue increased $72 million, or 22%, to $393 million and, as a percentage of revenue, increased from 21% to 22%. The increase in cost of revenue primarily included:
•an increase in amortization expense for the acquired technology and trade names from the Matterport Acquisition and Domain Acquisition,
•an increase in personnel costs of $12 million related to additional headcount from the Matterport Acquisition and Domain Acquisition, partially offset by lower headcount in existing brands,
•an increase in software and equipment costs of $9 million, primarily driven by web hosting costs from the Domain and Matterport Acquisitions, and to a lesser extent, increased spending within existing brands,
•an increase in data and content expense of $9 million, largely due to the Domain Acquisition,
•an increase in office supplies expense of $5 million driven by the increased headcount from the Domain Acquisition,
•an increase of $4 million in credit card processing fees, and

•an increase of $2 million in costs related to sales of digital twin capture equipment and services attributable to the Matterport Acquisition completed in February 2025.

Selling and Marketing (Excluding Customer Base Amortization) Expenses. Selling and marketing (excluding customer base amortization) expenses increased by $52 million, or 7%, to $816 million and, as a percentage of revenue, decreased from 50% to 45%. The increase primarily included:
•an increase in personnel costs, primarily related to sales hiring and the sales force from the Domain Acquisition,
•an increase in marketing expense of $11 million for advertising of our brands,
•an increase in conference expenses of $4 million related to increased sales force, and
•an increase of $3 million in occupancy-related expense driven mostly by the Domain Acquisition, partially offset by
•a decrease of $3 million in relocation expense and professional services expense.
Software Development Expenses. Software development expenses increased by $30 million, or 16%, to $221 million and, as a percentage of revenue, decreased from 13% to 12%. The increase primarily included:
•an increase in personnel costs, primarily due to additional headcount from the Domain Acquisition,
•an increase in software expense of $5 million, primarily related to increased spend on AI software,

•an increase in professional services expenses of $2 million associated with Domain operations, and
•an increase in depreciation expense of $1 million driven by the additional headcount.
General and Administrative Expenses. General and administrative expenses decreased by $23 million, or 9%, to $240 million and, as a percentage of revenue, decreased from 17% to 13%. The decrease primarily included:
•a gain from recoveries related to the Brown Judgment received during the quarter, and
•a decrease in professional services fees of $20 million, primarily driven by lower acquisition-related professional fees and lower legal-related expenses from defending our intellectual property, partially offset by
•an increase in software and equipment costs of $12 million, primarily driven by the Domain Acquisition, and
•an increase in personnel costs of $3 million, mostly driven by the Domain Acquisition, partially offset by a decrease in Matterport-related personnel costs resulting from accelerated stock-based compensation recognized for certain Matterport employees in the prior-year period.
Customer Base Amortization Expense. Customer base amortization expense increased by $29 million, or 66%, to $73 million and, as a percentage of revenue, increased from 3% to 4%. The increase was primarily due to amortization associated with intangible assets acquired in the Domain Acquisition, partially offset by lower amortization expense of $4 million resulting from Visual Lease, STR, and OnTheMarket.
Interest Income, Net. Interest income, net decreased by $63 million, or 89%, to $8 million. The decrease was primarily due to a decrease in our cash and cash equivalents, as well as $9 million of interest expense recognized during the current period related to the Brown Judgment.
Other Income (Expense), Net. Other expense, net was $1 million for the six months ended June 30, 2026, a change of $15 million from other income, net of $14 million for the six months ended June 30, 2025. The change in expense primarily included:
•an unrealized gain on the deal-contingent forward U.S. dollar to Australian dollar contracts entered into in conjunction with the Domain Acquisition in the prior-year period, and
•an unrealized gain of $12 million recognized in the prior-year period related to the equity securities of Domain, partially offset by
•a decrease of $5 million in depreciation and amortization expense from leasing activities driven by a change in the useful life of improvements related to tenants who have modified their leases.
Income Tax Expense. Income tax expense increased by $4 million, or 17%, to $28 million and the effective tax rate was 33% of income before income taxes for the six months ended June 30, 2026, compared to 160% of income before income taxes for the six months ended June 30, 2025. The increase in income tax expense was primarily due to higher income before income taxes.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table provides a comparison of our selected condensed consolidated results of operations for the six months ended June 30, 2025 and 2024 (in millions):

	Six Months Ended June 30,
	2025	2024(1)	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenue
CoStar	$615	$569	$46	8%
LoopNet	149	139	10	7
Other Commercial Real Estate	91	35	56	160
Total Commercial Real Estate	855	743	112	15
Residential Real Estate	658	591	67	11
Total revenue	1,513	1,334	179	13
Cost of revenue	321	277	44	16
Gross profit	1,192	1,057	135	13
Operating expenses:
Selling and marketing (excluding customer base amortization)	764	724	40	6
Software development	191	162	29	18
General and administrative	263	209	54	26
Customer base amortization	44	21	23	110
Total operating expenses	1,262	1,116	146	13
Loss from operations	(70)	(59)	(11)	19
Interest income, net	71	110	(39)	(35)
Other income (expense), net	14	(3)	17	NM
Income before income taxes	15	48	(33)	(69)
Income tax expense	24	22	2	9%
Net income (loss)	$(9)	$26	$(35)	NM
__________________________
(1) We have recast certain prior period disclosures to align with the way we internally manage our business. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report for additional information.

NM - Not meaningful
Revenue. Revenue increased by $179 million, or 13%, to $1.5 billion, driven by the following:
Commercial Real Estate revenue increased by $112 million, or 15%, to $855 million due to:
•an increase in CoStar revenue of $46 million, or 8%, due to an increase in subscribers, inflation-based price increases, and the Visual Lease Acquisition,
•an increase in LoopNet revenue of $10 million, or 7%, due to an increase in the number of listings, as well as an increase in the average price per listing, and
•an increase in Other Commercial Real Estate revenue of $56 million, or 160%, primarily due to the Matterport Acquisition.
Residential Real Estate revenue increased by $67 million, or 11%, to $658 million, primarily due to:
•an increase in the number of properties advertised on our network, as well as customers selecting higher-priced ad packages, partially offset by
•a decrease due to the discontinuation of certain products that were inconsistent with our long-term business strategy.
Gross Profit and Cost of Revenue. Gross profit increased by $135 million, or 13%, to $1.2 billion, and the gross profit margin was consistent at 79%. The increase in gross profit was due to higher revenue, partially offset by an increase in cost of revenue. Cost of revenue increased by $44 million, or 16%, to $321 million and, as a percentage of revenue, was consistent at 21%. The increase in cost of revenue primarily included:
•an increase in amortization expense for the acquired technology and trade names from the Matterport Acquisition,
•an increase in $11 million in costs related to sales of Matterport capture equipment and services,
•an increase in personnel costs of $11 million related to the Matterport Acquisition, and
•an increase of $6 million for web hosting costs.
Selling and Marketing (Excluding Customer Base Amortization) Expenses. Selling and marketing (excluding customer base amortization) expenses increased by $40 million, or 6%, to $764 million and, as a percentage of revenue, decreased from 54% to 50%. The increase primarily included:
•an increase in personnel costs related to sales hiring and the sales force from the Matterport Acquisition,
•an increase in occupancy and equipment costs of $7 million related to our sales force,
•an increase in travel costs of $5 million for training and customer engagement, and
•an increase of $2 million related to third-party sales commissions, partially offset by
•a decrease in marketing expenses of $37 million.
Software Development Expenses. Software development expenses increased by $29 million, or 18%, to $191 million and, as a percentage of revenue, increased from 12% to 13%. The increase primarily included:
•an increase in personnel costs due to additional headcount from the Matterport Acquisition, as well as costs for our existing employees and
•an increase in occupancy and equipment costs of $2 million.
General and Administrative Expenses. General and administrative expenses increased by $54 million, or 26%, to $263 million and, as a percentage of revenue, increased from 16% to 17%. The increase primarily included:
•an increase in personnel and related costs, primarily related to additional headcount from the Matterport Acquisition, as well as an increase in costs for our existing employees,
•an increase in professional service fees of $16 million, primarily related to acquisition activities and costs to defend our intellectual property, and
•an increase of $7 million in costs of intellectual property disputes.
Customer Base Amortization Expense. Customer base amortization expense increased by $23 million, or 110%, to $44 million and, as a percentage of revenue, increased from 2% to 3%. The increase was primarily due to the Matterport Acquisition and the Visual Lease Acquisition.
Interest Income, Net. Interest income, net decreased by $39 million, or 35%, to $71 million. The decrease was primarily due to a decrease in our cash and cash equivalents.
Other Income (Expense), Net. Other income, net was $14 million for the six months ended June 30, 2026, a change of $17 million from other expense, net of $3 million for the six months ended June 30, 2024. The change primarily included:
•an unrealized gain on the deal-contingent forward U.S. dollar to Australian dollar contracts entered into in conjunction with the Domain Acquisition, and
•an unrealized gain of $12 million related to the equity securities of Domain, partially offset by
•an increase in depreciation and amortization expense from leasing activities driven by a change in the useful life of improvements related to tenants who have modified their leases.

Income Tax Expense. Income tax expense increased by $2 million, or 9%, to $24 million and the effective tax rate was 160% of income before income taxes for the six months ended June 30, 2025 compared to 46% of income before income taxes for the six months ended June 30, 2024. The increase in income tax expense was primarily due to a discrete tax expense for transaction costs, partially offset by lower income before income taxes.
Business Segment Results for Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Segment Adjusted EBITDA. Commercial Real Estate Adjusted EBITDA increased by $21 million to $333 million. The increase was due to:
•the increase in revenue discussed above, partially offset by,
•higher personnel costs, primarily due to the Matterport Acquisition completed in February 2025, as well as higher costs related to headcount growth within existing brands and
•an increase of $27 million in general and administrative expenses, primarily due to costs related to product web hosting, office supplies, professional services, recruiting and relocation fees, as well as credit card processing fees.
Residential Real Estate Adjusted EBITDA improved by $144 million to a loss of $17 million. The improvement was due to:
•the increase in revenue discussed above, partially offset by,
•an increase of $34 million in general and administrative expenses primarily due to Domain,
•an increase of $25 million in personnel and related costs, consisting of an increase of $56 million for Domain, partially offset by a decrease of $31 million from existing brands, and
•an increase of $8 million in marketing expenses, consisting of an increase of $21 million for Domain, partially offset by a decrease of $13 million from existing brands.
Business Segment Results for Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Segment Adjusted EBITDA. Commercial Real Estate Adjusted EBITDA increased by $25 million to $312 million. The increase was due to the increase in revenue discussed above, partially offset by:
•higher personnel costs, primarily due to the Matterport and Visual Lease Acquisitions completed in February 2025 and November 2024, respectively and
•an increase of $21 million in general and administrative expenses, primarily due to incremental expenses from Matterport's post-acquisition operations, including costs of product web hosting, sales of Matterport equipment, capture services, and third-party commissions.
Residential Real Estate Adjusted EBITDA improved by $73 million to a loss of $161 million. The improvement was due to the increase in revenue discussed above and a $41 million decrease in marketing expense, partially offset by:
•an increase of $29 million in personnel cost due to the higher sales headcount from existing brands and
•an increase of $6 million in general and administrative costs due to higher product hosting and merchant fees associated with revenue growth, as well as higher conference, occupancy, and related overhead costs resulting from increased sales headcount across our existing brands.
Liquidity and Capital Resources
We believe the balance of cash and cash equivalents, which was $1.3 billion as of June 30, 2026, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Other than the matters discussed below, our cash requirements have not changed materially from what is described in the 2025 Form 10-K.
Construction Commitments. In June 2026, we substantially completed the expansion of our Richmond, Virginia campus in advance of the grand opening on July 6, 2026. As of June 30, 2026, we had accrued $98 million for estimated final invoices and retainage amounts, which we expect to pay during the second half of 2026. We intend to fund these expenditures with cash on hand.
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
We are currently renovating our corporate headquarters in Arlington, Virginia. The renovation is expected to result in a material cash commitment requirement in 2026 and 2027. We have engaged a project manager, architects, and a general contractor on terms that generally require payments as services are provided or construction is performed. As of June 30, 2026, we were obligated to spend an additional $46 million as construction service is performed and expect to amend these contracts as the project advances. We intend to fund these expenditures with cash on hand.
Zonda Agreement. In May 2026, we entered into a definitive agreement to acquire Zonda for approximately $800 million in cash. We expect to fund the acquisition using cash on hand. The transaction is expected to close in the second half of 2026, subject to customary conditions.
Stock Repurchase Program. In December 2025, the Board of Directors approved a Stock Repurchase Program which authorizes, but does not obligate, the repurchase of up to $1.5 billion of CoStar Group Shares. Stock repurchases may be effected through open market and privately negotiated purchases, from time to time as market conditions shall warrant, or such other method as advised by our advisors, including without limitation pursuant to an accelerated share repurchase program or issuer self-tender offer. Repurchases may be made from time to time at management's discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time at our discretion.
During the six months ended June 30, 2026, we repurchased 13.8 million CoStar Group Shares for an aggregate cost of $589 million under the Stock Repurchase Program. The aggregate cost includes $2 million of estimated excise taxes, transaction fees, and other costs that are excluded from the the fair value used to measure the amount authorized under the Stock Repurchase Program. As of June 30, 2026, $913 million remains available for repurchases under the Stock Repurchase Program. We anticipate repurchasing at least $113 million of additional CoStar Group Shares in 2026.
Cash on Hand. Cash and cash equivalents decreased to $1.3 billion as of June 30, 2026, compared to cash, cash equivalents, and restricted cash of $1.7 billion as of December 31, 2025. The decrease in cash, cash equivalents, and restricted cash for the six months ended June 30, 2026 was due to $622 million of net cash used in financing activities and $110 million of net cash used in investing activities, partially offset by $267 million of net cash provided by operating activities.
Net cash provided by operating activities for the six months ended June 30, 2026 was $267 million compared to $200 million for the six months ended June 30, 2025. The $67 million increase in net cash provided by operating activities was primarily due to an increase in non-cash expenses of $102 million and an increased net income, partially offset by a decrease in working capital of $102 million, primarily due to the $109 million settlement payment related to the Brown Judgment.
Net cash used in investing activities for the six months ended June 30, 2026 was $110 million compared to $1.1 billion for the six months ended June 30, 2025, primarily due to the Matterport and Domain Acquisitions in 2025, including the initial purchase of equity securities in Domain and a decrease in purchases of property, equipment, and other assets for new campuses in 2026, partially offset by proceeds from the sale of investments in 2025.
Net cash used in financing activities for the six months ended June 30, 2026 was $622 million compared to $99 million for the six months ended June 30, 2025. The increase was primarily due to repurchases of our outstanding common stock under the Stock Repurchase Program and AOMs buyout, partially offset by a reduction in the repurchases of restricted stock to satisfy tax withholding obligations and an increase in the proceeds from the exercise of stock options and employee stock purchase plan.
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
•Intangible assets and goodwill,
•Income taxes, and
•Business combinations.
For an in-depth discussion of each of our significant accounting policies, including the related critical accounting estimates and further information regarding estimates and assumptions involved in their application, see the 2025 Form 10-K and Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report. During the six months ended June 30, 2026, there were no material changes to our critical accounting estimates from those described in the 2025 Form 10-K.
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
•our inability to successfully develop and introduce new or updated real estate information, analytics, and online marketplaces;
•the risks related to AI Technologies, such as Homes Ai and Apartments Ai;
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
•our inability to realize the benefits of the Matterport Acquisition, the Domain Acquisition, or the Zonda Acquisition, or to complete the Zonda Acquisition in a timely manner, or at all;
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
•the effects related to attention to climate-related risks and opportunities;
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We provide real estate information, analytics, and online marketplaces services to real estate and related business communities within the regions where we operate, which primarily include North America, Asia-Pacific, Europe, and Latin America. The functional currency for the majority of our operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound or U.S. Dollar.
Fluctuations in the British Pound, Canadian Dollar, Australian Dollar, and Euro may have an impact on our business, results of operations, and financial position. For each of the three and six months ended June 30, 2026, approximately 14% of our revenue, respectively, was denominated in foreign currencies. For the three and six months ended June 30, 2026, our revenue would have decreased by approximately $13 million and $25 million, respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the three and six months ended June 30, 2026, our revenue would have increased by approximately $13 million and $25 million, respectively, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. As of June 30, 2026, accumulated other comprehensive income included a gain from foreign currency translation adjustments of approximately $138 million.
We do not believe we have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of June 30, 2026. As of June 30, 2026, we had $1.3 billion of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA-rated Government and Treasury Money Market Funds.
We are subject to interest rate market risk in connection with our revolving credit facility. On May 24, 2024, we entered into the 2024 Credit Agreement, which provides for variable rate borrowings of up to $1.1 billion. On July 1, 2020, we issued $1.0 billion aggregate principal amount of Senior Notes. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all of our borrowings except for our credit facility are fixed rate, and no amounts were outstanding under our credit facility as of June 30, 2026. See Note 9 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report for additional information regarding our 2024 Credit Agreement.
We had approximately $6.7 billion of goodwill and intangible assets as of June 30, 2026. As of June 30, 2026, we believe our intangible assets will be recoverable; however, changes in the economy, the industry in which we operate, and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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
As of June 30, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, and were operating at a reasonable assurance level.
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
Risks related to our business
We may be unable to complete the acquisition of Zonda or otherwise realize the benefits of the pending Zonda acquisition, which could have an adverse effect on us.
On May 28, 2026, we announced that we had entered into the Zonda Agreement, to acquire Zonda. Pursuant to the Zonda Agreement, and subject to the terms and conditions contained therein, at the closing of the Zonda Acquisition, among other things, we will acquire all of the issued and outstanding capital stock of Zonda in a cash transaction. The closing of the Zonda Acquisition is subject to certain customary closing conditions, including, among others: expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and certain other regulatory laws; the absence of any law, order, decree, ruling or injunction of a governmental authority with jurisdiction prohibiting or making illegal the consummation of the Zonda Acquisition; the accuracy of each party’s representations and warranties and the performance and compliance by each party with its respective covenants in each case subject to certain qualifiers; there not having occurred since the date of the Zonda Agreement any event, development, change or occurrence that has had or would reasonably be expected to have had, individually or in the aggregate, a material adverse effect; and the delivery of customary closing documents.
Until the completion of the Zonda Acquisition, we will operate independently of Zonda. It is possible that the pendency of the Zonda Acquisition could result in the loss of key employees, higher than expected costs, diversion of management attention, or the disruption of our ongoing businesses, which may adversely affect the combined company’s ability to maintain relationships with customers, vendors, and employees or to achieve the anticipated benefits of the Zonda Acquisition.
We have incurred, and we will continue to incur, transaction fees, including legal, regulatory and other costs associated with closing the Zonda Acquisition, as well as expenses related to formulating and implementing integration plans, including systems consolidation costs and employment-related costs. We may be unable to offset transaction and integration-related costs with the realization of other efficiencies related to the integration of the business.
The success of the Zonda Acquisition, if completed, will depend in part on our ability to realize the anticipated business opportunities and growth prospects from combining our business with that of Zonda. We may never realize these business opportunities and growth prospects. Integrating operations and employees will require significant efforts and expenditures. If we are unable to successfully or timely acquire and integrate Zonda’s business with ours, we may be unable to realize the growth, synergies, and other anticipated benefits resulting from the Zonda Acquisition and our business could be adversely affected.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months ended June 30, 2026:
ISSUER PURCHASES OF EQUITY SECURITIES

2026	Total Number of Shares Purchased(1) (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2) (in millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(2) (in millions)
April 1 through 30	0.7	$38.35	0.7	$967
May 1 through 31	0.8	$33.60	0.8	$940
June 1 through 30	0.9	$31.98	0.9	$913
Total	2.4	$34.46	2.4
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
(2) In December 2025, the Board of Directors approved the Stock Repurchase Program which authorizes the repurchase of up to $1.5 billion of outstanding CoStar Group Shares, with no expiration date. During the three months ended June 30, 2026, the Company repurchased 2.4 million CoStar Group Shares for an aggregate cost of $83 million. See Note 13 for further discussion regarding the Stock Repurchase Program and stock repurchase activity.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.Exhibits

Exhibit No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 7, 2021).
3.2	Fourth Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 9, 2022).
*10.1	CoStar Group, Inc. 2026 Employee Stock Purchase Plan (Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 30, 2026, File No. 000-24531).
†#10.2	Stock Purchase Agreement, dated May 28, 2026, by and among Bora Holdings Group, L.P., Bora, Inc. and CoStar Realty Information, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 29, 2026).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).
* Management Contract or Compensatory Plan or Arrangement.
† Schedules and exhibits (or similar attachments) have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules (or similar attachments) to the SEC upon request.
# Certain personal information in this exhibit has been omitted in accordance with Item 601(a)(6) of Regulation S-K.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	July 29, 2026	By:	/s/ Christian M. Lown
Christian M. Lown Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)