Form 10-Q
period 2026-09-30
COSTAR GROUP, INC.
filed 2026-10-28
CIK 1057352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2026, there were 402,337,328 shares of the registrant’s common stock outstanding.

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

Chancery Court	Court of Chancery of the State of Delaware
CODM	Chief Operating Decision Maker
CoStar Group (also the “Company,” “we,” “us,” or “our”)	The legal entity, CoStar Group, Inc., a Delaware corporation, one or more of its consolidated subsidiaries or operating segments, or the entirety of CoStar Group, Inc. and its consolidated subsidiaries
CoStar Group Share	A share of the common stock of the Company, par value $0.01 per share
CRI	The legal entity CoStar Realty Information, Inc., a Delaware corporation, a wholly-owned subsidiary of CoStar Group, and the Company's primary operating entity in the United States
Domain	Domain Holdings Australia Pty Limited (formerly Domain Holdings Australia Limited) and the products it sells
Domain Acquisition	CoStar Group's acquisition of Domain completed on August 27, 2025, pursuant to the Scheme Implementation Deed
Domain Proposal	The Company’s non-binding indicative proposal to acquire 100% of the issued capital of Domain by way of scheme of arrangement for a cash consideration of A$4.43 per ordinary share of Domain
DSUs	Deferred Stock Units
EBITDA	Net income (loss) before interest income or expense, net; other income or expense, net; income taxes; depreciation; and amortization
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
EURIBOR	Euro Interbank Offered Rate
Exchange Act	The Securities Exchange Act of 1934, as amended

Abbreviation or Acronym	Definition
FASB	Financial Accounting Standards Board
FDII	Foreign Derived Intangible Income
GAAP	Generally accepted accounting principles in the U.S.
GILTI	Global intangible low-taxed income inclusion
Gores Transaction	The Gores merger transaction and the Agreement and Plan of Merger thereunder
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

MLSs	Multiple listing services
MSPP	Management Stock Purchase Plan
NCI	Noncontrolling interest
OnTheMarket	The legal entity OnTheMarket Limited, the operator of onthemarket.com, a U.K. residential property portal
Prior Stock Repurchase Program	The stock repurchase program the Board of Directors approved in February 2025 that authorizes the repurchase of up to $500 million of CoStar Group Shares
PRSAs	Performance-based Restricted Stock Awards with market conditions
PRSUs	Performance-based Restricted Stock Units with market conditions
ROU	Right-of-use
RSAs	Restricted Stock Awards
RSUs	Restricted Stock Units
SaaS	Software as a Service
SEC	The U.S. Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
Senior Notes	2.800% notes issued by CoStar Group due July 15, 2030
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
Stock Repurchase Program	The stock repurchase program the Board of Directors approved in December 2025 that authorizes the repurchase of up to $1.5 billion CoStar Group Shares
STR	The Company's brand for benchmarking hotel performance and providing market insights to the hospitality industry

Abbreviation or Acronym	Definition
Term SOFR	The forward-looking SOFR term rates administered by CME Group Benchmark Administration Limited
Transfer Restrictions	Certain transfer restrictions in connection with the Gores Transaction
TSR	Total shareholder return
U.K.	The United Kingdom of Great Britain and Northern Ireland
U.S.	The United States of America
Vexcel	Vexcel Group, Inc. and its subsidiaries, a leading provider of aerial imagery, geospatial data, and AI-powered digital property intelligence
Vexcel Acquisition	CoStar Group's proposed acquisition of Vexcel, pursuant to the Vexcel Merger Agreement
Vexcel Merger Agreement	The Agreement and Plan of Merger, dated as of October 26, 2026, among CRI, Velocity Merger Sub, Inc., and Vexcel Group, Inc., and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the Stockholder Representative
VIE	Variable Interest Entity
Visual Lease	The legal entity Visual Lease, LLC, a Delaware limited liability company and operator of Visual Lease, a SaaS platform for integrated lease management and lease accounting
Visual Lease Acquisition	CoStar Group's acquisition of all of the outstanding equity interest in Visual Lease completed on November 1, 2024, pursuant to the Visual Lease Merger Agreement
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

Zonda	Bora Inc. and its subsidiaries, a leading provider of data, analytics, software, and marketplace solutions for the residential construction industry
Zonda Acquisition	CoStar Group's acquisition of Zonda completed on August 21, 2026, pursuant to the Zonda Agreement in which CRI acquired all of the outstanding equity in Zonda
Zonda Agreement	The Stock Purchase Agreement entered into on May 28, 2026, between CRI and Bora, Inc. and Bora Holdings Group, L.P.

PART I — FINANCIAL INFORMATION
Item 1.Financial Statements
COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$952	$834	$2,774	$2,347
Cost of revenue	211	172	604	493
Gross profit	741	662	2,170	1,854

Operating expenses:
Selling and marketing (excluding customer base amortization)	366	418	1,182	1,182
Software development	109	106	330	297
General and administrative	138	157	378	420
Customer base amortization	44	32	117	76
	657	713	2,007	1,975
Income (loss) from operations	84	(51)	163	(121)
Interest income (expense), net	(1)	26	7	97
Other income (expense), net	1	(21)	—	(7)
Income (loss) before income taxes	84	(46)	170	(31)
Income tax expense (benefit)	10	(15)	38	9
Net income (loss)	$74	$(31)	$132	$(40)

Earnings per share - basic	$0.18	$(0.07)	$0.32	$(0.09)
Earnings per share - diluted	$0.18	$(0.07)	$0.32	$(0.09)

Weighted-average outstanding shares - basic	401.6	419.9	406.2	416.7
Weighted-average outstanding shares - diluted	401.9	419.9	406.7	416.7
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$74	$(31)	$132	$(40)
Other comprehensive income, net of tax
Foreign currency translation adjustment	21	37	79	83
Other comprehensive income, net of tax	21	37	79	83
Comprehensive income	$95	$6	$211	$43

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$500	$1,633
Restricted cash	—	100
Accounts receivable	316	263
Less: Allowance for credit losses	(36)	(29)
Accounts receivable, net	280	234
Income taxes receivable	26	18
Prepaid expenses and other current assets	140	134
Total current assets	946	2,119

Deferred income taxes, net	8	47
Property and equipment, net	1,456	1,323
Lease right-of-use assets	126	123
Goodwill	5,428	4,944
Intangible assets, net	2,062	1,771
Deferred commission costs, net	188	184
Deposits and other assets	51	27
Total assets	$10,265	$10,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56	$42
Accrued wages and commissions	148	145
Accrued expenses	199	203
Litigation accrual	—	99
Lease liabilities	32	28
Deferred revenue	250	205
Other current liabilities	31	24
Total current liabilities	716	746

Long-term debt, net	994	993
Deferred income taxes, net	335	238
Income taxes payable	30	27
Lease and other long-term liabilities	198	163
Total liabilities	2,273	2,167
Stockholders' equity attributable to CoStar Group	7,975	8,334
Equity attributable to noncontrolling interest	17	37
Total equity	7,992	8,371
Total liabilities and stockholders' equity	$10,265	$10,538
See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Stockholders’ Equity Attributable to CoStar Group	Equity Attributable to NCI	Total Equity
	Shares	Amount
Balance at December 31, 2025	417.9	$4	$6,410	$(510)	$80	$2,350	$8,334	$37	$8,371
Net income	—	—	—	—	—	3	3	—	3
Other comprehensive income	—	—	—	—	51	—	51	—	51
Change in NCI	—	—	—	—	—	—	—	1	1
Exercise of stock options	0.9	—	8	—	—	—	8	—	8
Restricted stock grants vested	0.1	—	—	—	—	—	—	—	—
Restricted stock grants surrendered	(0.6)	—	(20)	—	—	—	(20)	—	(20)
ESPP and MSPP	0.2	—	5	—	—	—	5	—	5
Stock-based compensation expense	—	—	41	—	—	—	41	—	41
Stock repurchases under stock repurchase programs	(11.4)	—	(3)	(506)	—	—	(509)	—	(509)
Balance at March 31, 2026	407.1	$4	$6,441	$(1,016)	$131	$2,353	$7,913	$38	$7,951
Net income	—	—	—	—	—	55	55	—	55
Other comprehensive income	—	—	—	—	7	—	7	—	7
Purchase of noncontrolling interest in AOMs	—	—	(1)	—	—	—	(1)	(25)	(26)
Restricted stock grants vested	0.1	—	—	—	—	—	—	—	—
Restricted stock grants surrendered	(0.1)	—	(1)	—	—	—	(1)	—	(1)
ESPP and MSPP	0.1	—	4	—	—	—	4	—	4
Stock-based compensation expense	—	—	38	—	—	—	38	—	38
Stock repurchases under stock repurchase programs	(2.4)	—	—	(83)	—	—	(83)	—	(83)
Balance at June 30, 2026	404.8	$4	$6,481	$(1,099)	$138	$2,408	$7,932	$13	$7,945
Net income	—	—	—	—	—	74	74	—	74
Other comprehensive income	—	—	—	—	21	—	21	—	21
Change in NCI	—	—	—	—	—	—	—	4	4
Restricted stock grants surrendered	(0.2)	—	(3)	—	—	—	(3)	—	(3)
Stock-based compensation expense	—	—	32	—	—	—	32	—	32
Stock repurchases under stock repurchase programs	(2.7)	—	—	(81)	—	—	(81)	—	(81)
Balance at September 30, 2026	401.9	$4	$6,510	$(1,180)	$159	$2,482	$7,975	$17	$7,992

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss (Income)	Retained Earnings	Stockholders’ Equity Attributable to CoStar Group	Equity Attributable to NCI	Total Equity
	Shares	Amount
Balance at December 31, 2024	409.5	$4	$5,232	$—	$(26)	$2,343	$7,553	$—	$7,553
Net loss	—	—	—	—	—	(15)	(15)	—	(15)
Other comprehensive income	—	—	—	—	9	—	9	—	9
Exercise of stock options	0.1	—	1	—	—	—	1	—	1
Restricted stock granted	2.3	—	—	—	—	—	—	—	—
Restricted stock grants surrendered	(0.3)	—	(34)	—	—	—	(34)	—	(34)
ESPP and MSPP	0.1	—	5	—	—	—	5	—	5
Stock-based compensation expense	—	—	30	—	—	—	30	—	30
Stock repurchases under stock repurchase programs	(0.2)	—	—	(18)	—	—	(18)	—	(18)
Common stock issued for Matterport Acquisition	11.7	—	1,025	—	—	—	1,025	—	1,025
Balance at March 31, 2025	423.2	$4	$6,259	$(18)	$(17)	$2,328	$8,556	$—	$8,556
Net income	—	—	—	—	—	6	6	—	6
Other comprehensive income	—	—	—	—	37	—	37	—	37
Exercise of stock options	0.4	—	4	—	—	—	4	—	4
Restricted stock granted	0.3	—	—	—	—	—	—	—	—
Restricted stock grants surrendered	(0.1)	—	(12)	—	—	—	(12)	—	(12)
ESPP and MSPP	0.1	—	4	—	—	—	4	—	4
Stock-based compensation expense	—	—	52	—	—	—	52	—	52
Stock repurchases under stock repurchase programs	(0.6)	—	—	(46)	—	—	(46)	—	(46)
Balance at June 30, 2025	423.3	$4	$6,307	$(64)	$20	$2,334	$8,601	$—	$8,601
Net loss	—	—	—	—	—	(31)	(31)	—	(31)
Domain Acquisition	—	—	—	—	—	—	—	8	8
Other comprehensive income	—	—	—	—	37	—	37	—	37
Exercise of stock options	0.2	—	2	—	—	—	2	—	2
Restricted stock granted	0.6	—	—	—	—	—	—	—	—
Restricted stock grants surrendered	(0.1)	—	(17)	—	—	—	(17)	—	(17)
ESPP and MSPP	0.1	—	5	—	—	—	5	—	5
Stock-based compensation expense	—	—	70	—	—	—	70	—	70
Stock repurchases under stock repurchase programs	(0.6)	—	—	(51)	—	—	(51)	—	(51)
Balance at September 30, 2025	423.5	$4	$6,367	$(115)	$57	$2,303	$8,616	$8	$8,624

See accompanying notes.

COSTAR GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income (loss)	$132	$(40)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	265	182
Amortization of deferred commissions costs	93	110
Non-cash lease expense	23	22
Stock-based compensation expense	112	153
Deferred income taxes, net	40	6
Credit loss expense	25	26
Other operating activities, net	12	(6)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(53)	(32)
Prepaid expenses, other current assets and other assets	(12)	(19)
Deferred commissions	(97)	(117)
Accounts payable and other liabilities	(6)	11
Litigation accrual	(99)	—
Lease liabilities	(4)	(24)
Income taxes payable, net	(6)	(21)
Deferred revenue	30	17
Net cash provided by operating activities	455	268

Investing activities:
Cash paid for acquisitions, net of cash acquired	(789)	(2,347)
Purchases of property, equipment, and other assets for new campuses	(134)	(246)
Purchase of equity securities	—	(285)
Purchases of property, equipment, and other assets	(60)	(77)
Proceeds from sale and settlement of investments and other assets	2	205
Net cash used in investing activities	(981)	(2,750)

Financing activities:
Repurchases of stock	(668)	(115)
Repurchase of restricted stock to satisfy tax withholding obligations	(24)	(64)
Proceeds from exercise of stock options and employee stock purchase plan	18	20
Purchase of noncontrolling interest	(26)	—
Other financing activities, net	(6)	(3)
Net cash used in financing activities	(706)	(162)

Effect of foreign currency exchange rates on cash, cash equivalents, and restricted cash	(1)	(2)
Net decrease in cash, cash equivalents, and restricted cash	(1,233)	(2,646)
Cash, cash equivalents, and restricted cash at the beginning of period	1,733	4,681
Cash, cash equivalents, and restricted cash at the end of period	$500	$2,035

Supplemental cash flow disclosures:
Interest paid	$39	$30
Income taxes (refund) paid, net	$(3)	$56

Supplemental non-cash investing and financing activities:
Accrued capital expenditures and non-cash landlord incentives	$75	$81
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
The Company acquired Matterport, Domain, and Zonda in February 2025, August 2025, and August 2026, respectively. See Note 4 for further discussion of these acquisitions.
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
Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. In the opinion of the Company’s management, the financial statements reflect all adjustments, consisting only of a normal recurring nature, necessary to present fairly the Company’s financial position at September 30, 2026 and December 31, 2025, the results of its operations for the three and nine months

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ended September 30, 2026 and 2025, its comprehensive income for the three and nine months ended September 30, 2026 and 2025, its changes in stockholders' equity for the three and nine months ended September 30, 2026 and 2025, and its cash flows for the nine months ended September 30, 2026 and 2025.
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
Nature of Products and Services
The Company derives revenue primarily by providing subscription-based (i) advertising services on its online marketplaces for professional property management companies, property owners, real estate agents and brokers, home builders, and landlords and (ii) access to its proprietary database of real estate information, including benchmarking and analytics for the hospitality industry, housing market data and analytics, and analytics for lenders. Other subscription-based services include (i) real estate and lease management solutions to commercial customers and real estate investors, (ii) software solutions that enable self-service home tours, and (iii) access to its AI-powered spatial data platform to create high-fidelity and high-accuracy digital twins of physical spaces.
Subscription contract rates are generally based on the number of sites, number of users, organization size, the customer’s business focus, geography, the number of properties reported on or analyzed, the number and types of services to which a customer subscribes, the number of properties or residential communities a customer advertises, the number of digital twins hosted, the number of transactions and average transaction size a broker or agent has closed, and the prominence and placement of a customer's advertised properties in the search results. The Company’s subscription-based licenses, advertising packages, and membership agreements generally renew automatically, and the majority have a term of at least one year. Revenue from subscription-based contracts was approximately 89% and 92% of total revenue for the three months ended September 30, 2026 and 2025, respectively, and approximately 89% and 94% of total revenue for the nine months ended September 30, 2026 and 2025, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company also derives revenue from transaction-based services, including: (i) providing premium listings for individual properties and residential communities on its marketplaces, (ii) providing data capture services to create digital twins, (iii) the sale of Matterport cameras and capture equipment, (iv) Ten-X's auctions, (v) one-time sales of housing market data, advisory services, digital advertising, home plans, and software and related services, and (vi) ancillary products and services that are sold on an ad hoc basis.
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
The Company recognizes revenue upon the satisfaction of its performance obligations (upon transfer of control of promised services to its customers) in an amount that reflects the consideration which it expects to be entitled to in exchange for those services. Revenue from subscription-based services is recognized on a straight-line basis over the term of the agreement. Revenue from premium listings sold on a transactional basis is recognized over the estimated period the advertisements will be active. Revenue from advisory services and certain software and related services is generally recognized over time as services are performed using output methods that measure the value transferred to the customer. Revenue from digital advertising is recognized when delivered and revenue from home plans is recognized upon delivery. Revenue from all other transaction-based services is recognized when the promised products or services are delivered, which are detailed in the following table:

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
Foreign Currency Translation
The Company’s reporting currency is the U.S. dollar. The functional currency for the majority of its operations is the local currency, with the exception of certain international locations for which the functional currency is the British Pound or U.S. dollar. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using the exchange rates in effect as of the balance sheet date. Gains and losses resulting from translation are included in accumulated other comprehensive income. Currency gains and losses on the translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature are also included in accumulated other comprehensive income. Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other income (expense), net in the condensed consolidated statements of operations using the average exchange rates in effect during the period. The Company recognized a net foreign currency gain of $1 million for the three months ended September 30, 2026 and did not recognize any foreign currency gain or loss for the three months ended September 30, 2025. The Company did not recognize any foreign currency gain or loss for the nine months ended September 30, 2026 and recognized a net foreign currency loss of $5 million for the nine months ended September 30, 2025.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income were as follows (in millions):

	September 30, 2026	December 31, 2025
Foreign currency translation income	$159	$80
Total accumulated other comprehensive income	$159	$80
For the nine months ended September 30, 2026 and 2025, there were no amounts reclassified out of accumulated other comprehensive income to the condensed consolidated statements of operations.
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
On July 4, 2025, new federal tax legislation, H.R.1, was enacted. The legislation amends U.S. tax law, including provisions related to domestic research and development expenses, the restoration of EBITDA-based interest deduction limitation, and bonus depreciation, among others, and international tax provisions, including eliminating the net deemed tangible income return, decreasing the tax rates and taxable income computations applicable to GILTI and FDII, and permanently increasing the BEAT rate. For the three and nine months ended September 30, 2026, the Company has assessed the impact of the legislation on its condensed consolidated financial statements and has included the impact of items affecting its forecasted tax rate as part of its income tax expense computed.
See Note 10 for further discussion of the Company's accounting for income taxes.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Earnings Per Share
Earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period on a basic and diluted basis.
The following table sets forth the calculation of basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2026	2025	2026	2025

Net income (loss)	$74	$(31)	$132	$(40)
Denominator:
Denominator for basic earnings per share — weighted-average outstanding shares	401.6	419.9	406.2	416.7
Effect of dilutive securities:
Stock options, RSAs, and RSUs	0.3	—	0.5	—
Denominator for diluted earnings per share — weighted-average outstanding shares	401.9	419.9	406.7	416.7

Earnings per share - basic	$0.18	$(0.07)	$0.32	$(0.09)
Earnings per share - diluted	$0.18	$(0.07)	$0.32	$(0.09)
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
The following table summarizes the shares underlying the unvested performance-based RSAs and RSUs and anti-dilutive securities excluded from the basic and diluted earnings per share calculations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Performance-based RSAs and RSUs	1.7	1.4	1.7	1.4
Anti-dilutive securities	6.2	0.8	5.4	1.8
Treasury Stock
Shares repurchased under the Company’s Prior Stock Repurchase Program and Stock Repurchase Program are recorded as treasury stock and presented as a reduction to stockholders’ equity when the transaction is settled. Direct costs incurred to repurchase shares include estimated excise taxes, transaction fees, and other costs and are included in the total cost basis of treasury stock within stockholders’ equity attributable to CoStar Group. Direct costs incurred to repurchase shares do not reduce the Company’s remaining authorization under its share repurchase programs.
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
Stock-based compensation expense for stock options, RSAs, and RSUs issued under equity incentive plans, stock purchases under the ESPP, and DSUs and Matching RSUs awarded under the MSPP included in the Company’s condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$4	$6	$17	$16
Selling and marketing (excluding customer base amortization)	5	13	15	26
Software development	10	14	32	34
General and administrative	13	38	48	77
Total stock-based compensation expense	$32	$71	$112	$153
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
Deal-Contingent Foreign Currency Forward Contracts
On May 9, 2025, the Company entered into deal-contingent foreign currency forward contracts to manage the risk of appreciation of the Australian dollar-denominated purchase price related to the Domain Acquisition. Deal-contingent foreign currency forward contracts had an aggregate notional amount of A$2.4 billion ($1.5 billion). These derivative instruments were entered into as economic hedges and do not qualify for hedge accounting. The contracts were settled on August 22, 2025. The Company recognized losses of $23 million and $10 million for the three and nine months ended September 30, 2025, respectively, related to these contracts. The losses were recorded in other income (expense), net in the condensed consolidated statements of operations.
See Note 4 for further discussion regarding the Company's acquisitions.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash consisted of cash deposited as collateral related to a litigation bond in a third-party insured

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
account, which was liquidated in June 2026 with the resolution of the Brown Judgment. See Note 11 for further discussion regarding the Company's litigation.
Cash, cash equivalents, and restricted cash are included in the following line items in the condensed consolidated balance sheets and condensed consolidated statements of cash flows (in millions):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$500	$1,633
Restricted cash	—	100
Total cash, cash equivalents, and restricted cash	$500	$1,733
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
The following table details the activity related to the allowance for credit losses for trade receivables (in millions):

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$29	$23
Current-period provision for expected credit losses	25	26
Write-offs charged against the allowance	(18)	(19)
Ending balance	$36	$30
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
Inventories of Matterport cameras and accessories consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Finished goods	$14	$4
Purchased parts and raw materials	6	2
Total inventories	$20	$6
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
Construction of the Richmond, Virginia campus was substantially completed and the building was operational in June 2026 in advance of the grand opening in July 2026. As of September 30, 2026, estimated costs incurred by asset category were as follows (in millions), including $31 million of interest capitalized over the course of construction:

	Estimated Useful Life (in years)	Amount
Buildings	39	$649
Building improvements	15	159
Furniture and office equipment	5-10	33
Total		$841
Long-Lived Assets, Intangible Assets, and Goodwill
Long-lived assets, such as property and equipment, purchased intangibles, and lease ROU assets are subject to depreciation or amortization and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.
During the three months ended September 30, 2026, the Company recognized impairment charges of $8 million for lease right-of-use assets and $2 million for property and equipment, net for an office lease assumed in the Domain Acquisition and subsequently vacated. These impairment charges represent the amounts by which the carrying values of the asset groups exceeded their estimated fair values and were recorded as general and administrative expenses in the Company’s condensed consolidated statements of operations.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Deferred lease income as of September 30, 2026 and December 31, 2025 was as follows (in millions):

Balance	Balance Sheet Caption	September 30, 2026	December 31, 2025
Current portion	Other current liabilities	$6	$6
Non-current portion	Lease and other long-term liabilities	31	35
Total deferred lease income		$37	$41
Lease income includes base rent each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the noncancelable term of the lease, which includes the effects of periodic step-ups in rent and rent abatements under the lease. When a renewal option is included within the lease, the Company assesses whether the option is reasonably certain of being exercised against relevant economic factors to determine whether the option period should be included as part of the lease term. Further, lease income includes tenant reimbursement amounts for the recovery of the operating expenses and real estate taxes. Tenant reimbursements, which vary each period, are non-lease components that are not the predominant activity within the contract. The Company has elected the practical expedient that allows it to combine certain lease and non-lease components of operating leases. Non-lease components are recognized together with fixed base rent in “lease income” as variable lease income in the same period as the related expenses are incurred. For the three and nine months ended September 30, 2026 and 2025, variable lease income was not material. Components of other income (expense), net related to leasing operations for the three and nine months ended September 30, 2026 and 2025 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease income(1)	$3	$4	$10	$13
Less:
Property operating expenses	2	2	4	4
Depreciation and amortization expense	2	2	7	14
Other expense from leasing operations	$(1)	$—	$(1)	$(5)
__________________________
(1) Includes $1 million of amortization expense of above-market leases for both the three months ended September 30, 2026 and 2025, and $4 million and $3 million for the nine months ended September 30, 2026 and 2025, respectively.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Building depreciation and operating expenses for space occupied by the Company are allocated among cost of revenue, selling and marketing (excluding customer base amortization), software development, and general and administrative expenses in the condensed consolidated statements of operations based on the headcount of the respective departments occupying the building. As of September 30, 2026, the Company occupied approximately 60% of the property with the remainder leased or available to be leased to third parties.
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
Business Combinations
The Company includes the results of operations of the businesses that it acquires from the date of acquisition. The Company generally allocates the purchase consideration to the tangible assets acquired and liabilities assumed and intangible assets acquired based on their estimated fair values on the date of the acquisition. The purchase price is generally determined based on the fair value of the assets transferred, liabilities assumed, and equity interests issued, after considering any transactions that are separate from the business combination. The excess of the fair value of purchase consideration, the fair value of any NCI in the acquiree, and the fair value of any previous equity interest in the acquiree over the fair values of these identifiable assets and liabilities is recorded as goodwill. In a business combination achieved in stages, the Company remeasures its previously held equity interest in the acquiree at its acquisition-date fair value and recognizes the resulting gain or loss, if any, in results of operations. The Company applies significant assumptions, estimates, and judgments in determining the fair value of assets acquired and liabilities assumed on the acquisition date, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology, acquired trade names, useful lives, royalty rates, and discount rates. Estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any adjustments to provisional amounts that are identified during the measurement period, not to exceed one year from the date of acquisition, are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregated Revenue
Revenue by operating segment and type of service consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commercial Real Estate
CoStar	$344	$318	$1,012	$933
LoopNet	89	79	261	228
Other Commercial Real Estate	59	64	172	155
Total Commercial Real Estate	492	461	1,445	1,316
Residential Real Estate	460	373	1,329	1,031
Total revenue	$952	$834	$2,774	$2,347
The Company has recast certain prior period disclosures to align with the way it internally manages the business. See Note 2 for additional information.
The Company is domiciled in the U.S. Revenue earned outside the U.S. was $142 million and $91 million for the three months ended September 30, 2026 and 2025, respectively, and $429 million and $200 million for the nine months ended September 30, 2026 and 2025, respectively.
Deferred Revenue
Deferred revenue as of September 30, 2026 and December 31, 2025 was as follows (in millions):

Balance	Balance Sheet Caption	September 30, 2026	December 31, 2025
Current portion	Deferred revenue	$250	$205
Non-current portion	Lease and other long-term liabilities	1	1
Total deferred revenue		$251	$206
Changes in deferred revenue for the period were as follows (in millions):

Balance at December 31, 2025	$206
Revenue recognized in the current period from the amounts in the beginning balance	(181)
New deferrals, net of amounts recognized in the current period(1)	226
Balance at September 30, 2026	$251
__________________________
(1) This balance includes $15 million of new deferrals from the Zonda Acquisition completed in 2026. See Note 4 for further discussion of acquisitions.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Contract Assets
Contract assets are generated when contractual billing schedules differ from revenue recognition timing and represent a conditional right to consideration for satisfied performance obligations that becomes a receivable when the conditions are satisfied. Contract assets as of September 30, 2026 and December 31, 2025 were as follows (in millions):

Balance	Balance Sheet Caption	September 30, 2026	December 31, 2025
Current portion	Prepaid expenses and other current assets	$4	$7
Non-current portion	Deposits and other assets	4	3
Total contract assets		$8	$10
Unsatisfied Performance Obligations
Remaining contract consideration for which revenue had not been recognized due to unsatisfied performance obligations was approximately $600 million at September 30, 2026, which the Company expects to recognize over the next five years. This amount does not include contract consideration for contracts with a duration of one year or less.
Commissions
Commissions expense is included in selling and marketing (excluding customer base amortization) expense in the Company's condensed consolidated statements of operations. Commissions expense activity for the three and nine months ended September 30, 2026 and 2025 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commissions incurred	$49	$60	$152	$169
Commissions capitalized in the current period	(30)	(37)	(97)	(115)
Amortization of deferred commissions costs	33	43	93	110
Total commissions expense	$52	$66	$148	$164
For the nine months ended September 30, 2026 and 2025, the Company did not recognize any impairment losses on commissions.
4.    ACQUISITIONS
Zonda
In August 2026, the Company completed the Zonda Acquisition. Zonda owns a proprietary, lot-level database covering new home communities, land development activity, construction status, home sales, and builder operations. This data and the software built around it are embedded in builder workflows and are used to support underwriting, land strategy, capital allocation, development planning, forecasting, and sales operations across the industry. Zonda also operates NewHomeSource and Livabl, leading online new home marketplaces in the U.S. and Canada, respectively. The Zonda Acquisition allows the Company to expand its presence across the residential real estate ecosystem, extending the Company's proprietary data, analytics, software, and marketplace capabilities into new home construction, one of the largest and most important sectors of the U.S. real estate economy.
Pursuant to the terms and conditions of the Zonda Agreement, the total purchase consideration for the Zonda Acquisition was $815 million, and consisted of the following (in millions):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Amount
Cash	$558
Settlement of existing debt	172
Settlement of existing preferred equity	85
$815
The following table summarizes the acquired assets and assumed liabilities recorded at their fair value as of the closing date of the Zonda Acquisition (in millions):

Preliminary: August 21, 2026
Cash and cash equivalents	$26
Accounts receivable	17
Intangible assets	458
Accrued expenses	(14)
Deferred revenue	(15)
Deferred tax liability	(88)
Other assets and (liabilities), net	1
Fair value of identifiable net assets acquired	385

Fair value of NCI in Zonda’s partially-owned subsidiaries	(4)
Goodwill	434
$815
Generally, the net assets of Zonda were recorded at their estimated fair values. In valuing the acquired assets and assumed liabilities, fair value estimates were primarily based on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates. The key assumptions used in the valuation include discount rates, projected revenue growth rates, customer attrition rates, and profit margins.
The purchase price allocation is preliminary and subject to change during the measurement period as additional information is obtained about the facts and circumstances that existed at closing, primarily related to certain tax matters, contingencies, and noncontrolling interest. Any material adjustments to provisional amounts identified during the measurement period will be recognized and disclosed in the reporting period in which the adjustment amounts are determined.
The following table summarizes the fair values (in millions) of the identifiable intangible assets acquired in the Zonda Acquisition included in the Residential Real Estate segment, their related estimated useful lives (in years), and their respective amortization methods:

	Estimated Fair Value	Estimated Useful Life	Amortization Method
Customer relationships	$405	10-20	Accelerated
Trade names	31	15	Straight-line
Database	16	4	Straight-line
Software	6	3-4	Straight-line
Total intangible assets	$458

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Zonda Acquisition includes, but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining Zonda's operations with the Company's operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $434 million of goodwill recorded as part of the acquisition is associated with the Residential Real Estate segment, none of which is expected to be deductible for income tax purposes. Acquisition-related costs for the Zonda Acquisition were $10 million and $14 million for the three and nine months ended September 30, 2026, respectively, and consisted primarily of advisory, legal, accounting, and other professional service costs. These costs were included within general and administrative expenses on the condensed consolidated statements of operations.
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

Final: August 27, 2025
Cash and cash equivalents	$15
Accounts receivable	35
Intangible assets	931
Accrued expenses	(27)
Deferred revenue	(14)
Deferred tax liability	(231)
Other assets and (liabilities), net	(2)
Fair value of identifiable net assets acquired	707

Fair value of NCI in Domain’s partially-owned subsidiaries	(39)
Goodwill	1,244
$1,912
Generally, the net assets of Domain were recorded at their estimated fair values upon initial consolidation. In valuing the acquired assets, assumed liabilities, and NCI, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates. The key assumptions used in the valuation include discount rates, royalty rates, projected revenue growth rates, customer attrition rates, and profit margins.
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
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Domain Acquisition includes, but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining Domain's operations with the Company's operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. Of the $1.2 billion of goodwill recorded as part of the Domain Acquisition, $994 million was allocated to the Residential Real Estate segment and $250 million to the Commercial Real Estate segment, of which none is expected to be deductible for income tax purposes. Acquisition-related costs associated with the Domain Acquisition were $20 million for the nine months ended September 30, 2025 and consisted primarily of advisory, legal, accounting, and other professional service costs. These costs were included within general and administrative expenses on the condensed consolidated statements of operations.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The following table summarizes the amounts recorded for acquired assets and assumed liabilities recorded at their fair value as of the closing date of the Matterport Acquisition (in millions):

Final: February 28, 2025
Cash and cash equivalents	$55
Restricted cash	97
Accounts receivable	13
Available for sale investments	204
Deferred tax assets, net of valuation allowance	69
Intangible assets	527
Deferred revenue	(32)
Litigation accrual	(99)
Other assets and (liabilities), net	(12)
Fair value of identifiable net assets acquired	$822

Goodwill	1,105
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
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Matterport Acquisition includes, but is not limited to: (i) the expected synergies and other benefits that the Company believes will result from combining Matterport's operations with the Company's operations and (ii) any intangible assets that do not qualify for separate recognition, such as the assembled workforce. The $1.1 billion of goodwill recorded as part of the Matterport Acquisition was associated with the Company's North America operating segment prior to the reallocation described in Note 2, of which none is expected to be deductible for income tax purposes. Acquisition-related costs associated with the Matterport Acquisition were $18 million during the nine months ended September 30, 2025, and consisted primarily of advisory, legal, accounting, and other professional service costs. These costs were included within general and administrative expenses on the condensed consolidated statements of operations.
Pro Forma Financial Information (unaudited)
The unaudited pro forma financial information presented below reflects the condensed consolidated results of operations of the Company assuming the Zonda Acquisition had taken place on January 1, 2025 and the Domain and Matterport Acquisitions had taken place on January 1, 2024. The unaudited pro forma financial information, as presented below, is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates listed above.
The unaudited pro forma financial information, in the aggregate, was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$975	$919	$2,887	$2,679
Net income (loss)	$83	$(11)	$129	$(109)
The material pro forma adjustments primarily consist of incremental amortization expense based on the preliminary fair value of the intangible assets acquired, increased compensation expense relating to the issuance of certain equity plans in connection with the acquisitions, accounting policy alignment adjustments, and the income tax impact of the aforementioned pro forma adjustments.
The impact of the Matterport Acquisition on the Company's revenue was $44 million and $104 million for the three and nine months ended September 30, 2025, respectively. The impact of the Matterport Acquisition on the Company's net income (loss) in the condensed consolidated statements of operations was a loss of $47 million and $98 million for the three and nine months ended September 30, 2025, respectively.
The impact of the Domain Acquisition on the Company's revenue was $25 million for each of the three and nine months ended September 30, 2025. The impact of the Domain Acquisition on the Company's net income (loss) in the condensed consolidated statements of operations was a loss of $4 million for each of the three and nine months ended September 30, 2025.
The impact of the Zonda Acquisition on the Company's revenue was $19 million for each of the three and nine months ended September 30, 2025. The impact of the Zonda Acquisition on the Company's net income in the condensed consolidated statements of operations was a loss of $12 million for each of the three and nine months ended September 30, 2025.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The Company's financial assets comprised Level 1 cash equivalents with original maturities of three months or less in the amount of $322 million and $1.4 billion as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company had no Level 2 or Level 3 financial assets measured at fair value.
Available-for-Sale Debt Securities
In connection with the Matterport Acquisition, the Company acquired $204 million of available-for-sale debt securities, inclusive of $2 million of accrued interest. These securities were sold for net proceeds of $203 million, resulting in a negligible realized loss in the first quarter of 2025.
Other Financial Instruments
The Company holds other financial instruments, including cash deposits, accounts receivable, accounts payable, accrued expenses, and Senior Notes. The carrying value for such financial instruments, other than the Senior Notes, each approximated their fair values as of both September 30, 2026 and December 31, 2025. The estimated fair value of the Company's outstanding Senior Notes using quoted prices from the over-the-counter markets, which are considered Level 2 inputs, was $900 million as of both September 30, 2026 and December 31, 2025.
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

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Lease costs related to the Company's operating and finance leases included in the condensed consolidated statements of operations were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating lease costs:	2026	2025	2026	2025

Cost of revenue	$3	$3	$8	$8
Selling and marketing (excluding customer base amortization)	6	4	16	11
Software development	1	2	5	5
General and administrative	1	1	4	4
Total operating lease costs	11	10	33	28
Finance lease costs:
Amortization of ROU assets	—	1	2	3
Interest on lease liabilities	—	—	—	1
Total finance lease costs	—	1	2	4
Total lease costs	$11	$11	$35	$32
Finance lease costs primarily relate to vehicles used by the Company's research teams, and the amortization of the ROU assets is recorded to cost of revenue in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2026 and 2025, the impact of lease costs related to short-term leases was not material.
Supplemental balance sheet information related to operating leases was as follows (in millions):

Balance	Balance Sheet Location	September 30, 2026	December 31, 2025
Operating lease liabilities		$195	$161
Less: imputed interest		25	21
Present value of lease liabilities		170	140
Less: current portion of lease liabilities	Lease liabilities	26	23
Long-term lease liabilities	Lease and other long-term liabilities	$144	$117

Weighted-average remaining lease term in years		5	5
Weighted-average discount rate		4.7%	4.7%
ROU assets	Lease right-of-use assets	$126	$123

Finance lease liabilities		$8	$12
Less: imputed interest		—	1
Present value of lease liabilities		8	11
Less: current portion of lease liabilities	Lease liabilities	6	5
Long-term lease liabilities	Lease and other long-term liabilities	$2	$6

Weighted-average remaining lease term in years		2	2
Weighted-average discount rate		6.0%	6.3%
ROU assets	Property and equipment, net	$12	$13

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental cash flow information related to leases was as follows (in millions):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$9	$27
Operating cash flows used in finance leases	$—	$1
Financing cash flows used in finance leases	$4	$3

ROU assets obtained in exchange for new lease obligations:
Operating leases	$34	$27
Finance leases	$1	$1
7.    GOODWILL
The changes in the carrying amount of goodwill by operating segment consist of the following (in millions):

	Commercial Real Estate	Residential Real Estate	Total
Goodwill, December 31, 2025	$1,955	$2,989	$4,944
Acquisitions, including measurement period adjustments	—	434	434
Effect of foreign currency translation	7	43	50
Goodwill, September 30, 2026	$1,962	$3,466	$5,428
For the nine months ended September 30, 2026 and 2025, the Company did not recognize any impairment losses on goodwill.

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8.    INTANGIBLE ASSETS
Intangible assets consist of the following (in millions, except amortization period data):

	September 30, 2026	December 31, 2025	Weighted- Average Amortization Period (in years)
Acquired technology and data	$497	$471	8
Accumulated amortization	(107)	(55)
Acquired technology and data, net	390	416

Acquired customer base	1,712	1,330	16
Accumulated amortization	(471)	(403)
Acquired customer base, net	1,241	927

Acquired trade names and other intangible assets	558	524	14
Accumulated amortization	(171)	(146)
Acquired trade names and other intangible assets, net	387	378

Acquired above-market leases	41	42	9
Accumulated amortization	(16)	(14)
Acquired above-market leases, net	25	28

Acquired in-place leases	31	31	9
Accumulated amortization	(12)	(9)
Acquired in-place leases, net	19	22

Intangible assets, net	$2,062	$1,771
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. For the nine months ended September 30, 2026 and 2025, the Company did not recognize any impairment losses on intangible assets.
9.    LONG-TERM DEBT
The table below presents the components of outstanding debt (in millions):

	September 30, 2026	December 31, 2025
2.800% Senior Notes due July 15, 2030	$1,000	$1,000
Senior Notes unamortized discount and issuance costs	(6)	(7)
Long-term debt, net	$994	$993
Senior Notes
On July 1, 2020, the Company issued $1.0 billion aggregate principal amount of 2.800% Senior Notes due July 15, 2030. The Senior Notes were sold to a group of financial institutions as initial purchasers who subsequently resold the Senior Notes to non-U.S. persons pursuant to Regulation S under the Securities Act, and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 99.921% of their principal

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
amount. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The Senior Notes may be redeemed in whole or in part by the Company (a) at any time prior to April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus the Applicable Premium (as calculated in accordance with the indenture governing the Senior Notes), and any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date, and (b) on or after April 15, 2030 at a redemption price equal to 100% of the principal amount of the Senior Notes, plus any accrued and unpaid interest, if any, on the principal amount of Senior Notes being redeemed to, but excluding, the redemption date. The Company’s obligations under the Senior Notes are guaranteed on a senior, unsecured basis by the Company’s domestic wholly-owned subsidiaries, and the indenture governing the Senior Notes contains covenants, events of default, and other customary provisions with which the Company was in compliance as of September 30, 2026.
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
The 2024 Credit Agreement contains customary affirmative covenants for transactions of this type, including, among others, the provision of financial and other information to the administrative agent, notice to the administrative agent upon the occurrence of certain material events, preservation of existence, maintenance of properties, and compliance with laws, including environmental laws, subject to certain exceptions. The 2024 Credit Agreement contains customary negative covenants, including, among others, restrictions on the ability of the Company and its subsidiaries to merge and consolidate with other companies, restrictions on the ability of certain subsidiaries to incur indebtedness, and restrictions on the ability of the Company and certain subsidiaries to grant liens or security interests on assets, subject to certain exceptions. The 2024 Credit Agreement contains a financial maintenance covenant that requires the Company to maintain a Total Leverage Ratio (as defined in the 2024 Credit Agreement) of less than or equal to 4.50 to 1.00, tested at the end of each fiscal quarter. The 2024 Credit Agreement also provides for a number of customary events of default, including, among others: payment defaults to the lenders, voluntary and involuntary bankruptcy proceedings, covenant defaults, material inaccuracies of representations and warranties, cross-acceleration to other material indebtedness, certain change of control events, material money judgments, and other customary events of default. The occurrence of an event of default could result in the acceleration of obligations and the termination of lending commitments under the 2024 Credit Agreement. As of September 30, 2026, the Company was in compliance with the covenants in the 2024 Credit Agreement. As of September 30, 2026, the Company had no amounts drawn under this facility.
The Company had $2 million and $3 million of deferred debt issuance costs related to the revolving credit facility as of September 30, 2026 and December 31, 2025, respectively. These amounts are included in deposits and other assets on the Company's condensed consolidated balance sheets.
The Company recognized interest expense as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest on outstanding borrowings	$7	$7	$21	$21
Amortization of Senior Notes discount and issuance costs	1	—	2	2
Interest capitalized for construction in process	—	(4)	(10)	(10)
Commitment fees and other	1	1	12	2
Total interest expense	$9	$4	$25	$15
10.    INCOME TAXES

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The income tax provision reflects an effective tax rate of approximately 12% and 33% for the three months ended September 30, 2026 and 2025, respectively, and 22% and (29)% for the nine months ended September 30, 2026 and 2025, respectively. The change in the effective tax rate for the three and nine months ended September 30, 2026 was primarily due to income in the U.K. in 2026 compared to losses in 2025 that were subject to a full valuation allowance.
11.    COMMITMENTS AND CONTINGENCIES
The following summarizes the Company's significant contractual obligations, including related payments due by period, as of September 30, 2026 (in millions):

Year Ending December 31,	Operating lease obligations	Finance lease obligations	Long-term debt principal payments	Long-term debt interest payments
Remainder of 2026	$5	$2	$—	$—
2027	45	5	—	28
2028	45	1	—	28
2029	37	—	—	28
2030	32	—	1,000	28
Thereafter	31	—	—	—
Total	$195	$8	$1,000	$112
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
Matterport-Related Matters
On July 23, 2021, plaintiff William J. Brown, a former employee and a stockholder of Matterport, sued the Brown Defendants in the Chancery Court. Brown claimed that the Brown Defendants imposed invalid Transfer Restrictions on his shares of Matterport stock, and that Matterport’s board of directors violated their fiduciary duties in connection with a purportedly misleading letter of transmittal. On January 11, 2022, the court issued a ruling that the Transfer Restrictions did not apply to Brown. On May 28, 2024, the court awarded Brown $79 million due to the invalid Transfer Restrictions plus pre- and post-judgment interest. On April 22, 2025, the Delaware Supreme Court substantially affirmed the Chancery Court’s damages award but reversed and remanded for additional proceedings on the manner in which post-judgment interest was calculated. On remand, the Chancery Court determined that post‑judgment interest will accrue at a variable rate until the judgment is paid in full. In the second quarter of 2026, the Company paid a total of $109 million for the Brown Judgment. The Company recognized $9 million of additional interest expense related to the matter, which was recorded within interest income (expense), net in the condensed consolidated statements of operations, and $1 million of fees recorded within general and administrative expenses in the condensed consolidated statements of operations. In addition, the Company realized net recoveries related to this matter of $7 million for the three months ended September 30, 2026 and $24 million for the nine months ended September 30, 2026, which were recorded as a reduction to general and administrative expenses in the condensed consolidated statements of operations.

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
As of September 30, 2026, there were no amounts accrued for these matters. Further, the range of reasonably possible losses cannot be reasonably estimated.
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
Operating results by segment include items that are directly attributable to each segment and shared expenses such as IT; corporate infrastructure, including facilities; finance; and legal expenses. Shared expenses are allocated based on revenue or headcount. There are no intersegment transactions. The impact of certain items that are not normal, recurring, and cash operating expenses necessary to run the operating segment are removed to determine Adjusted EBITDA and include stock-based compensation, acquisition and integration costs, restructuring and related costs, and settlements and impairments.
The Company has recast certain prior period disclosures to align with its reportable segments. See Note 2 for additional information.
Summarized EBITDA and Adjusted EBITDA information by operating segment consists of the following (in millions):

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended September 30,
	2026			2025
	Commercial Real Estate	Residential Real Estate	Total	Commercial Real Estate	Residential Real Estate	Total
Revenue(1)	$492	$460	$952	$461	$373	$834
Less:
Personnel	216	166	382	240	191	431
Marketing	18	171	189	19	200	219
General and administrative(2)	95	107	202	88	83	171
EBITDA	$163	$16	$179	$114	$(101)	$13
Stock-based compensation expense(3)	21	11	32	60	11	71
Acquisition and integration related costs	2	13	15	10	20	30
Restructuring and related costs	—	—	—	—	—	—
Settlements and impairments	(6)	9	3	(1)	1	—
Adjusted EBITDA	$180	$49	$229	$183	$(69)	$114
__________________________
(1) See Note 3 for details of revenue disaggregated by segment.
(2) Excludes personnel costs.
(3) Represents a significant non-cash item included in the personnel costs above.

	Nine Months Ended September 30,
	2026			2025
	Commercial Real Estate	Residential Real Estate	Total	Commercial Real Estate	Residential Real Estate	Total
Revenue(1)	$1,445	$1,329	$2,774	$1,316	$1,031	$2,347
Less:
Personnel	666	511	1,177	650	505	1,155
Marketing	57	579	636	56	600	656
General and administrative(2)	270	274	544	275	220	495
EBITDA	$452	$(35)	$417	$335	$(294)	$41
Stock-based compensation expense(3)	76	36	112	123	30	153
Acquisition and integration related costs	6	21	27	32	24	56
Restructuring and related costs	2	2	4	4	2	6
Settlements and impairments	(23)	8	(15)	1	8	9
Adjusted EBITDA	$513	$32	$545	$495	$(230)	$265
__________________________
(1) See Note 3 for details of revenue disaggregated by segment.
(2) Excludes personnel costs.
(3) Represents a significant non-cash item included in the personnel costs above.

The reconciliation of Adjusted EBITDA and EBITDA to income (loss) before income taxes consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted EBITDA	$229	$114	$545	$265
Stock-based compensation expense	(32)	(71)	(112)	(153)
Acquisition and integration related costs	(15)	(30)	(27)	(56)
Restructuring and related costs	—	—	(4)	(6)
Settlements and impairments	(3)	—	15	(9)
EBITDA	$179	$13	$417	$41
Amortization of acquired intangible assets in cost of revenue	(29)	(19)	(83)	(47)
Amortization of acquired intangible assets in operating expenses	(44)	(32)	(117)	(76)
Depreciation and other amortization	(22)	(13)	(54)	(39)
Interest income (expense), net	(1)	26	7	97
Other income (expense), net(1)	1	(21)	—	(7)
Income (loss) before income taxes	$84	$(46)	$170	$(31)
__________________________
(1) Includes $3 million and $4 million of depreciation and amortization expense including above-market lease amortization associated with lessor activities for the three months ended September 30, 2026 and 2025, respectively, and $11 million and $17 million for the nine months ended September 30, 2026 and 2025, respectively.

13.    STOCKHOLDERS' EQUITY
Prior Stock Repurchase Program
In February 2025, the Board of Directors approved the Prior Stock Repurchase Program that authorized the repurchase of up to $500 million of CoStar Group Shares.
During the nine months ended September 30, 2025, the Company repurchased 1.4 million CoStar Group Shares with a market value of $115 million. Subsequently, the Company completed the Prior Stock Repurchase Program, including the use of an accelerated share repurchase agreement entered into in November 2025. In total, the Company repurchased 7.1 million shares with a market value of $500 million during 2025.
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
During the nine months ended September 30, 2026, the Company also repurchased $168 million of CoStar Group Shares pursuant to a 10b5-1 Plan, resulting in total repurchases of 16.5 million CoStar Group Shares with a market value of $668 million under the Stock Repurchase Program, including pursuant to the 2026 ASR Agreement. In connection with the

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
repurchases, the Company incurred direct costs included in treasury stock of $2 million during the nine months ended September 30, 2026.
As of September 30, 2026, $832 million remains available for repurchases under the Stock Repurchase Program.
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
14.    EMPLOYEE BENEFIT PLANS
Stock Incentive Plans
All of the outstanding stock options, RSAs, and RSUs are covered under the 2025 Plan or legacy plans. Awards under the 2025 Plan may include one or more of the following types: (i) stock options, (ii) stock appreciation rights, (iii) RSAs, (iv) RSUs, and (v) performance RSAs and RSUs. For additional information regarding the share-based awards of the Company, see Note 16 in the Notes to the Consolidated Financial Statements in the 2025 Form 10-K. Approximately 7.4 million shares were available for future grant under the 2025 Plan as of September 30, 2026.
At September 30, 2026, there was approximately $234 million of unrecognized compensation cost related to stock incentive plans, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of two years. See Note 2 for further discussion of stock-based compensation expense.
Stock Options
Option activity was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2025	3,203,725	$38.32	4	$102
Granted	—	$—
Exercised	(911,534)	$9.27		$50
Canceled or expired	(18,940)	$69.15
Outstanding at September 30, 2026	2,273,251	$49.71	3	$6
Exercisable at September 30, 2026	2,096,883	$47.21	3	$6

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded:

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Nine Months Ended September 30, 2025
Pricing Model	Black-Scholes
Dividend yield	0%
Expected volatility	35.0%
Risk-free interest rate	4.3%
Expected life (in years)	5
Weighted-average grant date fair value	$30.05
RSAs and RSUs
The Company grants RSAs and RSUs to certain executive officers, directors, and employees of the Company which vest over a specific service period. Certain grants for executive officers include performance conditions based on the achievement of operating goals over a three-year performance period. The number of shares ultimately vested under these PRSAs and PRSUs grants is determined based on a market condition measured by the Company's relative TSR compared to the S&P 500 Index over the same three-year period. The number of shares earned may be adjusted based on a TSR payout percentage, which ranges between 80% and 120% for PRSAs and between 50% and 250% for PRSUs. The vesting of RSAs and RSUs is subject to continuing employment requirements.
As of September 30, 2026, the Company determined that it was probable that at least the minimum performance goals associated with PRSAs and PRSUs granted would be met. As of September 30, 2026, the Company expects to record aggregate stock-based compensation expense of approximately $10 million for performance-based RSAs over the remainder of 2026 and in 2027 and 2028. As of September 30, 2026, the Company expects to record aggregate stock-based compensation expense of approximately $15 million for performance-based RSUs over the remainder of 2026 and in 2027, 2028, and 2029.
The following table presents unvested RSAs activity for the nine months ended September 30, 2026:

	RSAs		PRSAs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock awards at December 31, 2025	3,643,210	$78.32	996,000	$84.93
Granted	68,364	$30.93	—	$—
Vested	(1,179,945)	$76.16	(69,364)	$81.58
Canceled	(258,237)	$79.38	(221,276)	$82.43
Unvested restricted stock awards at September 30, 2026	2,273,392	$78.04	705,360	$86.05

COSTAR GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents unvested RSUs activity for the nine months ended September 30, 2026:

	RSUs		PRSUs
	Number of Units	Weighted-Average Grant Date Fair Value per Share	Number of Units	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock units at December 31, 2025	714,920	$76.09	—	$—
Granted	2,435,055	$43.13	694,759	$40.10
Vested	(252,283)	$75.48	—	$—
Canceled	(263,933)	$61.63	(86,365)	$41.02
Unvested restricted stock units at September 30, 2026	2,633,759	$47.13	608,394	$39.97
The assumptions used to estimate the fair value of PRSAs and PRSUs granted were as follows:

	Nine Months Ended September 30,
	2026	2025
Pricing Model	Monte-Carlo simulation	Monte-Carlo simulation
Dividend yield	0%	0%
Expected volatility	33.0%	31.0%
Risk-free interest rate	3.4%	4.2%
Expected life (in years)	3	3
Weighted-average grant date fair value	$30.19	$85.29
15.    SUBSEQUENT EVENTS
On October 26, 2026, the Company, through CRI, entered into the Vexcel Merger Agreement to acquire Vexcel for $730 million in cash, subject to customary working capital and other post-closing adjustments. The Vexcel Acquisition remains subject to expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and certain foreign regulatory laws and other closing conditions. Accordingly, there can be no assurance that the Vexcel Acquisition will be consummated on the anticipated terms or timing.

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
Our services are primarily derived from a database of building-specific, marketplace, and residential development information and visual content and offer customers specialized tools for accessing, analyzing, and using our information and advertising on our marketplaces. Over time, we have expanded, and we expect to continue to expand, our existing real estate information, analytics, and online marketplaces. We have developed and we expect to continue to develop additional services leveraging our centralized database and 3D digital twin technology to meet the needs of our existing customers as well as potential new categories of customers. With the Zonda Acquisition, we have expanded our proprietary data, analytics, software, and marketplace capabilities into the new-home construction market, giving us a significant position in another major part of the residential real estate ecosystem.
Our services are typically distributed to our customers under subscription-based license agreements that generally renew automatically, the majority of which have a term of at least one year. Upon renewal, many of the subscription contract rates may change in accordance with contract provisions or as a result of contract renegotiations. To encourage customers to use our services regularly, we generally charge a fixed monthly amount for our subscription-based services rather than charging fees based on actual platform usage or number of paid clicks. Depending on the type of service, contract rates are generally based on the number of sites, number of users, organization size, the customer’s business focus, the customer's geographic location, the number of properties reported on or analyzed, the number and types of services to which a customer subscribes, the number of digital twins hosted, the number of transactions and average transaction size a broker or agent has closed, the number of properties or residential communities a customer advertises, and the prominence and placement of a customer's advertised properties in the search results. Our subscription customers generally pay contract fees on a monthly basis, but in some cases may pay us on a quarterly or annual basis. Our transaction-based services primarily consist of (i) providing premium listings for individual properties and residential communities on our marketplaces, (ii) providing data capture services to create digital twins, (iii) the sale of Matterport cameras and capture equipment, (iv) Ten-X auction fees, (v) one-time sales of housing market data, advisory services, digital advertising, home plans, and software and related services, and (vi) ancillary products and services that are sold on an ad hoc basis.

Services
We operate, develop products, and deliver our services in two reportable segments, Commercial Real Estate and Residential Real Estate. Our Commercial Real Estate segment offers commercial real estate information, analytics, online marketplaces, and 3D digital twin technology. Our Residential Real Estate segment hosts marketplaces that aggregate consumer demand for homes and apartments and we sell marketing and leads to the agents, owners, landlords, and property management companies that need to reach those consumers with their offerings. Our principal services are described in the following paragraphs:
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
Residential Real Estate
Our residential marketplaces enable renters and homebuyers to find their dream homes by combining our proprietary research and neighborhood content with listing information, while enabling property owners, managers, and real estate agents to advertise their properties. Our flagship brands in the U.S. are Apartments.com, Homes.com, and Land.com. Apartments.com and Land.com provide comprehensive advertising on a subscription basis. Homes.com offers real estate agents subscription memberships promoting the agent's listings and profile on our websites, as well as the ability for real estate agents and homeowners to promote a single listing. Domain and OnTheMarket are our primary brands in Australia and the U.K., respectively. Domain primarily provides agents premium listings for individual properties. OnTheMarket hosts agents' listings on a subscription basis. With the Zonda Acquisition, we provide data, analytics, and software solutions, primarily on a subscription basis, and offer marketplace advertising solutions for the residential construction industry, primarily on a transactional basis.
We expect Residential Real Estate's revenue growth rate for the year ending December 31, 2026 to accelerate compared to the revenue growth rate for the year ended December 31, 2025 due to a full year's benefit of the Domain Acquisition completed in August 2025, a partial year's benefit of the Zonda Acquisition completed in August 2026, and an increase in the number of Homes.com agent memberships.
Subscription-based Services
For the three months ended September 30, 2026 and 2025, our annualized net new bookings of subscription-based services on all contracts were $37 million and $84 million, respectively. The decrease in net new bookings was primarily attributable to economic headwinds and slower-than-expected sales force growth within a competitive environment. Net new bookings is calculated based on the annualized amount of change in our sales bookings resulting from new subscription-based contracts, changes to existing subscription-based contracts, and cancellations of subscription-based contracts for the period reported. Net new bookings is calculated on all subscription-based contracts without regard to contract term. Net new bookings is considered an operating metric that is an indicator of future subscription revenue growth and is also used as a metric of sales force productivity by us and investors. However, information regarding net new bookings is not comparable to, nor should it be substituted for, an analysis of our revenue over time. Revenue from our subscription-based contracts was approximately 89% and 92% of total revenue for the three months ended September 30, 2026 and 2025, respectively. The decrease in our percentage of subscription-based revenue was primarily due to Domain, which sells premium listings for individual properties, as well as the transactional products and services sold by Matterport.
For the trailing 12 months ended September 30, 2026 and 2025, our contract renewal rate for existing company-wide CoStar Group subscription-based services for contracts with a term of at least one year was approximately 88% and 89%, respectively, and our cancellation rate for those services during the same periods was approximately 12% and 11%, respectively. Contract renewal rates are calculated on all subscription-based contracts with a term of at least one year. Our contract renewal rate is a quantitative measurement that is typically closely correlated with our revenue results. As a result, we believe that the rate may be a reliable indicator of short-term and long-term performance absent extraordinary circumstances. Our trailing 12-month contract renewal rate may decline as a result of negative economic conditions, consolidations among our customers, reductions in customer spending, or decreases in our customer base. Revenue from our subscription-based contracts with a term of at least one year was approximately 72% and 75% of total revenue for the trailing 12 months ended September 30, 2026 and 2025, respectively. The decrease in the percentage of revenue from our subscription-based contracts with a term of at least one year was primarily due to the Domain products, which are sold as premium listings for individual properties, as well as the transactional products and services sold by Matterport.
In response to inflation risk and other macroeconomic concerns, each of the U.S. Federal Reserve and The Reserve Bank of Australia have raised target interest rates in 2026 and borrowing costs for property owners remain elevated. These factors have contributed to a slowdown in real estate markets with lower transaction volumes and higher inventory in both the U.S. and Australia. This slowdown has resulted in increased economic headwinds for our residential and multifamily customers in the U.S. and reduced transaction volumes in our Domain business in Australia year-over-year.
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
•International expansion of LoopNet and CoStar. We launched our LoopNet branded advertising products in Spain and France and continue to expand our footprint of commercial listings in these markets. In addition, we launched CoStar in France and are continuing our plan to launch CoStar in Australia early next year.
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

•Continuing to expand our CoStar offerings with additional modules, including new data and enhanced analytics. We have launched CoStar Rent Benchmark, an AI-abstracted dataset built from 4 million actual leases and lease documents. This product allows users to make more confident decisions with real data rather than using less reliable asking rents or broker report information. We are launching CoStar Debt Solutions Benchmark. This feature will give lenders visibility to improve decisions across origination, portfolio risk, and compliance. We expect these enhancements will drive new subscribers and additional usage under one platform.
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
Adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock-based compensation expense; acquisition- and integration-related costs; restructuring and related costs, including certain advisory fees; and settlements and impairments incurred outside our ordinary course of business, including judgments and related recoveries thereon. Adjusted EBITDA margin represents Adjusted EBITDA divided by revenue for the period.
We typically disclose EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin on a consolidated and on an operating segment basis in our earnings releases, investor conference calls, and filings with the SEC.
Adjusted Net Income represents our net income (loss) adjusted for stock-based compensation expense; acquisition- and integration-related costs, including gains or losses on equity investments acquired in prospective targets and related to deal-contingent financial instruments; restructuring costs; settlement and impairment costs incurred outside our ordinary course of business, including judgments and related, non-recurring interest and recoveries thereon; and amortization of acquired intangible assets and other related costs, and then subtracting an assumed provision for income taxes.
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
EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted EPS may be used by management to internally measure our operating and management performance and may be used by investors as supplemental financial measures to evaluate the performance of our business. We believe that these non-GAAP measures, when viewed with our GAAP results and accompanying reconciliations, provide additional information to investors that is useful to understand the factors and trends affecting our business without the impact of certain acquisition-related items. We have spent more than 35 years building our database of commercial real estate information and expanding our markets and services partially through acquisitions of complementary businesses. Due to these acquisitions, our net income (loss) has included significant charges for amortization of acquired intangible assets; depreciation and other amortization; acquisition- and integration-related costs, including gains or losses on equity investments acquired in prospective targets and related to deal-contingent financial instruments; interest income (expense); and restructuring and related costs, including certain advisory fees. Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted EPS exclude these charges and provide meaningful information about the operating performance of our business, apart from charges for amortization of acquired intangible assets; depreciation and other amortization; acquisition- and integration-related costs; restructuring and related costs, including certain advisory fees; and settlement and impairment costs incurred outside our ordinary course of business, including judgments and related, non-recurring interest and recoveries thereon. We believe the disclosure of non-GAAP measures can help investors meaningfully evaluate and compare our performance from quarter to quarter and from year to year without the impact of these items. We also believe the non-GAAP measures we disclose are measures of our ongoing operating performance because the isolation of non-cash charges, such as amortization and depreciation, and other items, such as interest income or expense, net; other expense or income, net; income taxes; stock-based compensation expenses, acquisition- and integration-related costs; interest income (expense); restructuring and related costs, including certain advisory fees; and settlement and impairment costs incurred outside our ordinary course of business, including judgments and related, non-recurring interest, and recoveries thereon, provides additional information about our cost structure, and, over time, helps track our operating progress. In addition, investors, securities analysts, and others have regularly relied on EBITDA and may rely on Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, or Adjusted EPS to provide a financial measure by which to compare our operating performance against that of other companies in our industry.
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
•Income tax expense (benefit) may be useful for investors to consider because it generally represents the taxes that may be payable, or the benefit, for the period and the change in deferred income taxes during the period and may reduce the amount of funds otherwise available for use in our business. However, we do not consider the amount of income tax expense (benefit) to be a representative component of the day-to-day operating performance of our business.
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
•The amount of settlement and impairment costs incurred outside of our ordinary course of business, including judgments, may be useful for investors to consider because they generally represent gains or losses from the settlement of litigation matters, including judgments, charges related to terminations of contracts, or impairments of acquired intangible assets or other long-lived assets. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure.
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
The financial items that have been excluded from our net income (loss) to calculate Adjusted Net Income and Adjusted EPS are amortization of acquired intangible assets and other related costs; stock-based compensation; acquisition- and integration-related costs, including gains or losses on equity investments acquired in prospective targets and related to deal-contingent financial instruments; restructuring and related costs; and settlement and impairment costs incurred outside our ordinary course of business, including judgments. These items are the same as discussed above with respect to the calculation of Adjusted EBITDA together with the material limitations associated with using non-GAAP financial measures as compared to net income (loss). We further exclude non-recurring interest charges related to judgments and recoveries thereon from Adjusted Net Income and Adjusted EPS as this may be useful for investors to consider because these non-recurring interest charges generally represent costs associated with the settlement of litigation matters, including judgments. We do not believe these charges necessarily reflect the current and ongoing cash charges related to our operating cost structure. In addition to these exclusions from net income (loss), we subtract an assumed provision for income taxes to calculate Adjusted Net Income. In both 2026 and 2025, we assume a 26.0% tax rate, which approximates our historical long-term statutory corporate tax rate, excluding the impact of discrete items.
Management compensates for the above-described limitations of using non-GAAP measures by using a non-GAAP measure only to supplement our GAAP results and to provide additional information that is useful to investors to understand the factors and trends affecting our business.

Consolidated Results of Operations
The Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
The following table compares our selected condensed consolidated results of operations for the three months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,
	2026	2025	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenue
CoStar	$344	$318	$26	8%
LoopNet	89	79	10	13
Other Commercial Real Estate	59	64	(5)	(8)
Total Commercial Real Estate	492	461	31	7
Residential Real Estate	460	373	87	23
Total revenue	952	834	118	14
Cost of revenue	211	172	39	23
Gross profit	741	662	79	12
Operating expenses:
Selling and marketing (excluding customer base amortization)	366	418	(52)	(12)
Software development	109	106	3	3
General and administrative	138	157	(19)	(12)
Customer base amortization	44	32	12	38
Total operating expenses	657	713	(56)	(8)
Income (loss) from operations	84	(51)	135	NM
Interest income (expense), net	(1)	26	(27)	NM
Other income (expense), net	1	(21)	22	NM
Income (loss) before income taxes	84	(46)	130	NM
Income tax expense (benefit)	10	(15)	25	NM
Net income (loss)	$74	$(31)	$105	NM
__________________________
NM - Not meaningful
Revenue. Revenue increased by $118 million, or 14%, to $952 million, driven by the following:
Commercial Real Estate revenue increased by $31 million, or 7%, to $492 million due to:
•an increase in CoStar revenue of $26 million, or 8%, due to inflation-based price increases, an increase in subscribers, and additional sales of STR Benchmarking,
•an increase in LoopNet revenue of $10 million, or 13%, due to an increase in the number of listings and the Domain Acquisition completed in August 2025, partially offset by,
•a decrease in Other Commercial Real Estate revenue of $5 million, or 8%, primarily due to fewer properties transacted on Ten-X.
Residential Real Estate revenue increased by $87 million, or 23%, to $460 million, primarily due to:
•$58 million of revenue from the Domain and Zonda Acquisitions and
•an increase in the number of memberships and properties advertised on our network.

Gross Profit and Cost of Revenue. Gross profit increased by $79 million, or 12%, to $741 million, and the gross profit margin decreased from 79% to 78%. The increase in gross profit was due to higher revenue, partially offset by, an increase in the cost of revenue. Cost of revenue increased by $39 million, or 23%, to $211 million and, as a percentage of revenue, increased from 21% to 22%. The increase in cost of revenue included:
•an increase in amortization expense related to acquired technology and trade names due to the Domain and Zonda Acquisitions,
•an increase in software and equipment costs of $7 million, primarily due to higher web hosting costs associated with our existing brands,
•an increase in personnel-related costs of $6 million, primarily due to incremental headcount added through the Domain and Zonda Acquisitions,
•an increase in depreciation expense of $4 million, primarily due to the Richmond, Virginia campus being placed in service during the second quarter of 2026,
•an increase in fulfillment costs of $3 million, primarily due to the digital twin capture equipment and services,
•an increase in credit card processing fees of $3 million, primarily due to higher transaction volumes resulting from increased revenue, and
•an increase in data and content costs of $2 million, primarily due to the Domain Acquisition.
Selling and Marketing (Excluding Customer Base Amortization) Expenses. Selling and marketing (excluding customer base amortization) expenses decreased by $52 million, or 12%, to $366 million and, as a percentage of revenue, decreased from 50% to 38%. The decrease included:
•a decrease in marketing expense, primarily due to reduced marketing expenditures across our brands,
•a decrease in commission expense of $14 million, primarily due to lower sales force headcount and lower sales within our existing brands,
•a decrease in other personnel-related costs of $9 million, primarily due to accelerated stock-based compensation recognized for certain Matterport employees in the prior-year period, and
•a decrease in professional services, recruiting, and relocation expenses of $3 million due to transaction-related costs associated with the Matterport Acquisition in the prior-year period, partially offset by,
•an increase in depreciation expense of $3 million, primarily due to the Richmond, Virginia campus being placed in service during the second quarter of 2026, and
•an increase in occupancy costs of $3 million, primarily due to facilities associated with the Domain Acquisition.
Software Development Expenses. Software development expenses increased by $3 million, or 3%, to $109 million and, as a percentage of revenue, decreased from 13% to 11%. The increase included:
•an increase in software and equipment costs, primarily due to increased spending on AI-related software, and
•an increase in depreciation expense of $3 million, primarily due to the Richmond, Virginia campus being placed in service during the second quarter of 2026, partially offset by,
•a decrease in personnel-related costs of $2 million, primarily due to accelerated stock-based compensation recognized for certain Matterport employees in the prior-year period.
General and Administrative Expenses. General and administrative expenses decreased by $19 million, or 12%, to $138 million and, as a percentage of revenue, decreased from 19% to 14%. The decrease included:
•a decrease in personnel-related costs, primarily due to accelerated stock-based compensation recognized for certain Matterport employees in the prior-year period,

•a decrease in acquisition-related costs of $7 million, due to the transaction costs of $10 million for the Zonda Acquisition in the current period compared to $17 million of costs for the Domain Acquisition in the prior-year period and
•a recovery of $7 million related to the Brown Judgment, partially offset by,
•an impairment charge of $10 million for an office lease assumed in the Domain Acquisition and subsequently vacated,
•an increase in professional services fees of $6 million, primarily due to higher legal expenses and operating costs associated with the Richmond, Virginia campus, and
•an increase in software and equipment costs of $4 million, primarily due to the Domain Acquisition and increased investments in enterprise technology supporting our existing brands.
Customer Base Amortization Expense. Customer base amortization expense increased by $12 million, or 38%, to $44 million, and, as a percentage of revenue, increased from 4% to 5%. The increase was primarily due to amortization of intangible assets recognized in connection with the Domain and Zonda Acquisitions.
Interest Income (Expense), Net. Interest income (expense), net changed by $27 million to a net expense of $1 million. The change was primarily due to a decrease in our cash and cash equivalents, as well as a $4 million increase in interest expense recognized during the current quarter due to no capitalized interest associated with the Richmond, Virginia campus construction project.
Other Income (Expense), Net. Other income (expense), net improved by $22 million, from a net expense of $21 million to a net income of $1 million. The improvement was due to:
•the non-recurrence of a realized loss in the prior-year period on the deal-contingent forward U.S. dollar to Australian dollar contracts entered into in conjunction with the Domain Acquisition, partially offset by,
•the non-recurrence of a net gain of $3 million in the prior-year period consisting of dividend income of $6 million, partially offset by $3 million fair value loss on previously held equity interests in Domain.
Income Tax Expense (Benefit). Income tax expense (benefit) changed by $25 million from a tax benefit of $15 million to an income tax expense of $10 million, and the effective tax rate was 12% of income before income taxes for the three months ended September 30, 2026, compared to 33% of loss before income taxes for the three months ended September 30, 2025. The change in income tax expense was primarily due to higher income before taxes.

The Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
The following table compares our selected condensed consolidated results of operations for the three months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,
	2025	2024(1)	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenue
CoStar	$318	$290	$28	10%
LoopNet	79	71	8	11
Other Commercial Real Estate	64	19	45	237
Total Commercial Real Estate	461	380	81	21
Residential Real Estate	373	313	60	19
Total revenue	834	693	141	20
Cost of revenue	172	141	31	22
Gross profit	662	552	110	20
Operating expenses:
Selling and marketing (excluding customer base amortization)	418	331	87	26
Software development	106	81	25	31
General and administrative	157	106	51	48
Customer base amortization	32	10	22	220
Total operating expenses	713	528	185	35
Income (loss) from operations	(51)	24	(75)	NM
Interest income, net	26	55	(29)	(53)
Other expense, net	(21)	(2)	(19)	NM
Income (loss) before income taxes	(46)	77	(123)	NM
Income tax expense (benefit)	(15)	24	(39)	NM
Net income (loss)	$(31)	$53	$(84)	NM
__________________________
(1) We have recast certain prior period disclosures to align with the way we internally manage our business. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report for additional information.

NM - Not meaningful
Revenue. Revenue increased by $141 million, or 20%, to $834 million, driven by the following:
Commercial Real Estate revenue increased by $81 million, or 21%, to $461 million due to:
•an increase in CoStar revenue of $28 million, or 10%, due to increased sales driven by inflation-based price increases on renewals and an increase in subscribers, as well as the Visual Lease Acquisition,
•an increase in LoopNet revenue of $8 million, or 11%, due to an increase in the average price per listing, as well as the number of listings, and
•an increase in Other Commercial Real Estate revenue of $45 million, or 237%, primarily due to the Matterport Acquisition.
Residential Real Estate revenue increased by $60 million, or 19%, to $373 million, primarily due to:
•an increase in the number of memberships and properties advertised on our network and
•an increase of $23 million due to the Domain Acquisition.

Gross Profit and Cost of Revenue. Gross profit increased by $110 million, or 20%, to $662 million, and the gross profit margin decreased from 80% to 79%. The increase in gross profit was due to higher revenue, partially offset by, an increase in cost of revenue. Cost of revenue increased by $31 million, or 22%, to $172 million and, as a percentage of revenue, increased from 20% to 21%. The increase in cost of revenue primarily included:
•an increase in amortization expense related to the acquired technology and trade names due to the Matterport and Domain Acquisitions,
•an increase in costs related to sales of Matterport capture equipment and services of $7 million, primarily due to the Matterport Acquisition,
•an increase in personnel-related costs of $6 million, primarily due to additional headcount from the Matterport and Domain Acquisitions, and
•an increase in software and equipment costs of $4 million, primarily due to higher web hosting costs.
Selling and Marketing (Excluding Customer Base Amortization) Expenses. Selling and marketing (excluding customer base amortization) expenses increased by $87 million, or 26%, to $418 million and, as a percentage of revenue, increased from 48% to 50%. The increase primarily included:
•an increase in personnel-related cost, primarily due to sales hiring and additional sales force headcount from the Matterport and Domain Acquisitions,
•an increase in commissions costs of $20 million, primarily due to increased sales force headcount, and
•an increase in marketing expenses of $17 million, primarily due to advertising expenses for our brands.
Software Development Expenses. Software development expenses increased by $25 million, or 31%, to $106 million and, as a percentage of revenue, increased from 12% to 13%. The increase primarily included:
•an increase in personnel costs of $21 million, primarily due to additional headcount from the Matterport and Domain Acquisitions, as well as higher costs associated with our existing employees.
General and Administrative Expenses. General and administrative expenses increased by $51 million, or 48%, to $157 million and, as a percentage of revenue, increased from 15% to 19%. The increase primarily included:
•an increase in personnel-related costs, primarily due to additional headcount from the Matterport and Domain Acquisitions, as well as higher costs associated with our existing employees,
•an increase in professional service and third-party costs of $9 million, primarily due to acquisition-related activities, and
•an increase in software and equipment costs of $3 million, primarily due to the Matterport Acquisition.
Customer Base Amortization Expense. Customer base amortization expense increased by $22 million, or 220%, to $32 million, and, as a percentage of revenue, increased from 1% to 4%. The increase was primarily due to the Matterport, Visual Lease, and Domain Acquisitions.
Interest Income, Net. Interest income, net decreased by $29 million, or 53%, to $26 million. The decrease was primarily due to a decrease in our cash and cash equivalents.
Other Expense, Net. Other expense, net increased by $19 million to $21 million. The increase primarily included:
•a realized loss on the deal-contingent forward U.S. dollar to Australian dollar contracts entered into in conjunction with the Domain Acquisition, partially offset by,
•a gain of $3 million relating to the previously held equity interests in Domain, inclusive of dividend income of $6 million.
Income Tax Expense (Benefit). Income tax benefit was $15 million for the three months ended September 30, 2025, a change of $39 million from income tax expense of $24 million for the three months ended September 30, 2024. The effective tax rate was 33% of loss before income taxes for the three months ended September 30, 2025, compared to 31% of income before income taxes for the three months ended September 30, 2024. The change was primarily due to lower income before taxes.
Business Segment Results for the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
We manage our business by product portfolios in two operating segments, with the primary areas of measurement and decision-making being Commercial Real Estate and Residential Real Estate. Segment reporting is based on the management approach, whereby external segment reporting is aligned with the internal reporting used by the CODM, which is the Company’s Chief Executive Officer. The CODM relies on an internal management reporting process that provides operating segment revenue, EBITDA, and Adjusted EBITDA for making decisions and assessing performance as the source of the Company’s reportable segments. Adjusted EBITDA is used by management internally to measure operating and management performance and to evaluate the performance of the business. Operating results by segment include items that are directly attributable to each segment and also include shared expenses such as legal, including settlements and fines, corporate infrastructure and support costs, facilities, and IT expenses from our integrated platform. Shared expenses are primarily allocated based on revenue or headcount. There are no intersegment transactions. Refer to Note 2 and Note 12 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report for additional information. See “Non-GAAP Financial Measures” for further information regarding our segment operating results.
Segment Adjusted EBITDA. Commercial Real Estate Adjusted EBITDA decreased by $3 million to $180 million. The decrease was due to:
•an increase in personnel-related costs, primarily due to higher costs in our existing brands as we prepare to launch CoStar in Australia and additional features in CoStar, and to a lesser extent, the Domain Acquisition, and
•an increase in general and administrative expenses of $13 million, primarily due to higher product web hosting costs, occupancy costs and, higher hardware expenses related to Matterport, partially offset by,
•an increase in revenue discussed above.
Residential Real Estate Adjusted EBITDA improved by $118 million to $49 million. The improvement was due to:
•an increase in revenue discussed above,
•a decrease in marketing expenses, primarily due to lower marketing expenditures within existing brands, and
•a decrease in personnel-related costs of $20 million, primarily due to lower costs within existing brands, partially offset by, costs associated with the Domain and Zonda Acquisitions, partially offset by,
•an increase in general and administrative expenses of $18 million, primarily due to the costs associated with the Domain and Zonda Acquisitions.
Business Segment Results for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Segment Adjusted EBITDA. Commercial Real Estate Adjusted EBITDA increased by $30 million to $183 million. The increase was due to:
•an increase in revenue discussed above, partially offset by,
•an increase in personnel-related costs, primarily due to the Matterport, Domain, and Visual Lease Acquisitions, and
•an increase in general and administrative expenses and marketing expenses of $14 million and $5 million, respectively, primarily due to incremental costs associated with the Matterport, Domain, and Visual Lease Acquisitions.
Residential Real Estate Adjusted EBITDA improved by $8 million to a loss of $69 million. The improvement was due to:
•an increase in revenue discussed above, partially offset by,
•an increase in personnel-related costs, primarily due to increased sales headcount within existing brands and the Domain Acquisition,

•an increase in marketing expenses of $11 million, consisting of $7 million increase from existing brands and $4 million increase related to Domain, and
•an increase in general and administrative expenses of $3 million, primarily due to the Domain Acquisition.
The Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
The following table provides a comparison of our selected condensed consolidated results of operations for the nine months ended September 30, 2026 and 2025 (in millions):

	Nine Months Ended September 30,
	2026	2025	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenue
CoStar	$1,012	$933	$79	8%
LoopNet	261	228	33	14
Other Commercial Real Estate	172	155	17	11
Total Commercial Real Estate	1,445	1,316	129	10
Residential Real Estate	1,329	1,031	298	29
Total revenue	2,774	2,347	427	18
Cost of revenue	604	493	111	23
Gross profit	2,170	1,854	316	17
Operating expenses:
Selling and marketing (excluding customer base amortization)	1,182	1,182	—	—
Software development	330	297	33	11
General and administrative	378	420	(42)	(10)
Customer base amortization	117	76	41	54
Total operating expenses	2,007	1,975	32	2
Income (loss) from operations	163	(121)	284	NM
Interest income, net	7	97	(90)	(93)
Other expense, net	—	(7)	7	(100)
Income (loss) before income taxes	170	(31)	201	NM
Income tax expense	38	9	29	322
Net income (loss)	$132	$(40)	$172	NM
__________________________
NM - Not meaningful
Revenue. Revenue increased by $427 million, or 18%, to $2.8 billion, driven by the following:
Commercial Real Estate revenue increased by $129 million, or 10%, to $1.4 billion due to:
•an increase in CoStar revenue of $79 million, or 8%, due to an increase in subscribers, inflation-based price increases, and additional sales of STR Benchmarking,
•an increase in LoopNet revenue of $33 million, or 14%, due to an increase in the number of listings and the Domain Acquisition completed in August 2025, and
•an increase in Other Commercial Real Estate revenue of $17 million, or 11%, primarily due to the Matterport Acquisition completed in February 2025, partially offset by, lower transaction volume on Ten-X.
Residential Real Estate revenue increased by $298 million, or 29%, to $1.3 billion, primarily due to:
•an increase in revenue of $189 million from the Domain and Zonda Acquisitions and

•an increase in the number of memberships and properties advertised on our network, partially offset by, a reduction in average price.
Gross Profit and Cost of Revenue. Gross profit increased by $316 million, or 17%, to $2.2 billion, and the gross profit margin decreased from 79% to 78%. The increase in gross profit was due to higher revenue, partially offset by, an increase in cost of revenue. Cost of revenue increased by $111 million, or 23%, to $604 million and, as a percentage of revenue, increased from 21% to 22%. The increase in cost of revenue primarily included:
•an increase in amortization expense related to acquired technology and trade names, primarily due to the Domain, Matterport, and Zonda Acquisitions,
•an increase in $32 million in software hosting, data and content, and fulfillment costs of digital twin capture equipment and services attributable to the additional revenue,
•an increase in personnel-related costs of $18 million, primarily due to the additional headcount from the Domain, Matterport, and Zonda Acquisitions,
•an increase in data and content expense of $11 million, primarily due to the Domain Acquisition,
•an increase in credit card processing fees of $7 million, primarily due to higher transaction volumes resulting from increased revenue,

•an increase in office supplies expense of $6 million, primarily related to field research equipment used for CoStar and Domain, and
•an increase in depreciation expense of $4 million, primarily due to the Richmond, Virginia campus being placed into service during the second quarter of 2026.
Selling and Marketing (Excluding Customer Base Amortization) Expenses. Selling and marketing (excluding customer base amortization) expenses were consistent at $1.2 billion and, as a percentage of revenue, decreased from 50% to 43%. The change included:
•a decrease in marketing expenses, primarily due to lower advertising expenditures across our brands,
•a decrease in recruiting and relocation costs and professional services fees of $8 million, partially offset by,
•an increase in personnel-related costs of $11 million, primarily due to additional sales force headcount associated with the Domain Acquisition, offset by a decrease in commissions cost and stock-based compensation expense due to lower commission expense for existing brands and accelerated stock-based compensation costs recognized for certain Matterport employees in the prior-year period,
•an increase in depreciation expense of $7 million, primarily due to the Richmond, Virginia campus being placed into service during the second quarter of 2026,
•an increase in occupancy-related costs of $6 million, primarily due to the Domain Acquisition, and
•an increase of $4 million in events and sales force development costs.
Software Development Expenses. Software development expenses increased by $33 million, or 11%, to $330 million and, as a percentage of revenue, decreased from 13% to 12%. The increase primarily included:
•an increase in personnel-related costs, primarily due to additional headcount associated with the Domain Acquisition,
•an increase in software and equipment costs of $8 million, primarily due to increased spending on AI software,
•an increase in depreciation expense of $4 million, primarily due to the Richmond, Virginia campus being placed into service during the second quarter of 2026, and

•an increase in professional services fees of $2 million, primarily due to the Domain Acquisition.
General and Administrative Expenses. General and administrative expenses decreased by $42 million, or 10%, to $378 million and, as a percentage of revenue, decreased from 18% to 14%. The decrease primarily included:

•a decrease in personnel-related costs, primarily due to lower stock-based compensation expense resulting from accelerated compensation recognized for certain Matterport employees in the prior-year period, offset by additional headcount associated with the Domain and Zonda Acquisitions,
•a gain from recoveries related to the Brown Judgment of $24 million,
•a decrease in acquisition-related costs of $24 million, due to the transaction costs of $14 million for the Zonda Acquisition in the current period compared to $38 million of costs for the Matterport and Domain Acquisitions in the prior-year period,
•a decrease in legal settlement fees of $7 million related to a prior year settlement, partially offset by,
•an increase in software and equipment costs of $17 million, primarily due to the Domain Acquisition,
•an impairment charge of $10 million for an office lease assumed in the Domain Acquisition and subsequently vacated, and
•an increase in professional services fees of $6 million, primarily due to higher legal expenses and operating costs associated with the new campuses.
Customer Base Amortization Expense. Customer base amortization expense increased by $41 million, or 54%, to $117 million and, as a percentage of revenue, increased from 3% to 4%. The increase was primarily due to amortization associated with intangible assets acquired in the Domain and Zonda Acquisitions, partially offset by, lower amortization expense related to Matterport and legacy customer base.
Interest Income, Net. Interest income, net decreased by $90 million, or 93%, to $7 million. The decrease was primarily due to a decrease in our cash and cash equivalents, as well as $9 million of interest on the Brown Judgment.
Other Expense, Net. Other expense, net improved by $7 million due to:
•a realized loss on the deal-contingent forward U.S. dollar to Australian dollar contracts entered into in conjunction with the Domain Acquisition in the prior-year period,
•a decrease in foreign currency exchange loss of $5 million, partially offset by,
•a decrease in gain on investments of $12 million related to the previously held equity interests in Domain inclusive of dividend income of $6 million in the prior-year period, and
Income Tax Expense. Income tax expense increased by $29 million, or 322%, to $38 million and the effective tax rate was 22% of income before income taxes for the nine months ended September 30, 2026, compared to (29)% of loss before income taxes for the nine months ended September 30, 2025. The increase in income tax expense was primarily due to higher income before income taxes.

The Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
The following table provides a comparison of our selected condensed consolidated results of operations for the nine months ended September 30, 2025 and 2024 (in millions):

	Nine Months Ended September 30,
	2025	2024(1)	Increase (Decrease) ($)	Increase (Decrease) (%)
Revenue
CoStar	$933	$859	$74	9%
LoopNet	228	210	18	9
Other Commercial Real Estate	155	54	101	187
Total Commercial Real Estate	1,316	1,123	193	17
Residential Real Estate	1,031	904	127	14
Total revenue	2,347	2,027	320	16
Cost of revenue	493	418	75	18
Gross profit	1,854	1,609	245	15
Operating expenses:
Selling and marketing (excluding customer base amortization)	1,182	1,055	127	12
Software development	297	243	54	22
General and administrative	420	315	105	33
Customer base amortization	76	31	45	145
Total operating expenses	1,975	1,644	331	20
Loss from operations	(121)	(35)	(86)	246
Interest income, net	97	165	(68)	(41)
Other expense, net	(7)	(5)	(2)	40
Income (loss) before income taxes	(31)	125	(156)	NM
Income tax expense	9	46	(37)	(80)%
Net income (loss)	$(40)	$79	$(119)	NM
__________________________
(1) We have recast certain prior period disclosures to align with the way we internally manage our business. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report for additional information.

NM - Not meaningful
Revenue. Revenue increased by $320 million, or 16%, to $2.3 billion, driven by the following:
Commercial Real Estate revenue increased by $193 million, or 17%, to $1.3 billion due to:
•an increase in CoStar revenue of $74 million, or 9%, due to an increase in subscribers and inflation-based price increases on renewals, and the Visual Lease Acquisition,
•an increase in LoopNet revenue of $18 million, or 9%, due to an increase in the number of listings, as well as an increase in the average price per listing, and
•an increase in Other Commercial Real Estate revenue of $101 million, or 187%, primarily due to the Matterport Acquisition.
Residential Real Estate revenue increased by $127 million, or 14%, to $1.0 billion, primarily due to:
•an increase in the number of memberships and properties advertised on our network, as well as customers selecting higher-priced ad packages and
•an increase of $23 million due to the Domain Acquisition, partially offset by,

•a decrease due to the discontinuation of certain products that were inconsistent with our long-term business strategy.
Gross Profit and Cost of Revenue. Gross profit increased by $245 million, or 15%, to $1.9 billion, and the gross profit margin was consistent at 79%. The increase in gross profit was due to higher revenue, partially offset by, an increase in cost of revenue. Cost of revenue increased by $75 million, or 18%, to $493 million and, as a percentage of revenue, was consistent at 21%. The increase in cost of revenue primarily included:
•an increase in personnel-related costs and depreciation expense, primarily due to additional headcount associated with the Matterport and Domain Acquisitions,
•an increase in amortization expense of $25 million due to acquired technology and trade names associated with the Matterport and Domain Acquisitions,
•an increase in costs related to sales of Matterport capture equipment and services of $19 million due to the Matterport Acquisition, and
•an increase in software and equipment costs of $11 million, primarily due to higher web hosting costs.
Selling and Marketing (Excluding Customer Base Amortization) Expenses. Selling and marketing (excluding customer base amortization) expenses increased by $127 million, or 12%, to $1.2 billion and, as a percentage of revenue, decreased from 52% to 50%. The increase primarily included:
•an increase in personnel-related costs, primarily due to sales hiring and additional sales force headcount associated with the Matterport and Domain Acquisitions,
•an increase in commission expense of $32 million due to increased sales force headcount,
•an increase in occupancy and equipment costs of $7 million due to growth in the sales force across the brands,
•an increase in depreciation expense of $6 million, primarily due to additional headcount associated with the Matterport and Domain Acquisitions,
•an increase in third-party photography fees of $4 million due to the Matterport Acquisition, and
•an increase for conferences and development of $3 million due to growth in our sales force, partially offset by,
•a decrease in marketing expenses of $20 million.
Software Development Expenses. Software development expenses increased by $54 million, or 22%, to $297 million and, as a percentage of revenue, increased from 12% to 13%. The increase primarily included:
•an increase in personnel-related costs, primarily due to additional headcount associated with the Matterport and Domain Acquisitions, as well as higher costs associated with our existing workforce, and
•an increase in depreciation expense of $5 million due to additional headcount.
General and Administrative Expenses. General and administrative expenses increased by $105 million, or 33%, to $420 million and, as a percentage of revenue, increased from 16% to 18%. The increase primarily included:
•an increase in personnel-related costs, primarily due to additional headcount associated with the Matterport and Domain Acquisitions, as well as higher costs associated with our existing workforce,
•an increase in professional service fees of $35 million, primarily related to acquisition-related activities and costs incurred to defend our intellectual property, and
•an increase in software and equipment costs of $9 million, primarily related to the Matterport Acquisition, partially offset by,
•a decrease in depreciation expense of $11 million, primarily due to headcount changes.
Customer Base Amortization Expense. Customer base amortization expense increased by $45 million, or 145%, to $76 million and, as a percentage of revenue, increased from 2% to 3%. The increase was primarily due to the Matterport, Visual Lease, and Domain Acquisitions.

Interest Income, Net. Interest income, net decreased by $68 million, or 41%, to $97 million. The decrease was primarily due to a decrease in our cash and cash equivalents.
Other Expense, Net. Other expense, net was $7 million for the nine months ended September 30, 2025, a change of $2 million over the nine months ended September 30, 2024. The change primarily included:
•a realized loss of $10 million on the deal-contingent forward U.S. dollar to Australian dollar contracts entered into in conjunction with the Domain Acquisition, partially offset by,
•a gain of $12 million related to the previously held equity interests in Domain, inclusive of dividend income of $6 million.
Income Tax Expense. Income tax expense decreased by $37 million, or 80%, to $9 million and the effective tax rate was (29)% of loss before income taxes for the nine months ended September 30, 2025 compared to 37% of income before income taxes for the nine months ended September 30, 2024. The decrease in income tax expense was primarily due to lower income before income taxes.
Business Segment Results for the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Segment Adjusted EBITDA. Commercial Real Estate Adjusted EBITDA increased by $18 million to $513 million. The increase was due to:
•an increase in revenue discussed above, partially offset by,
•an increase in personnel-related costs, primarily due to higher costs in our existing brands as we prepare to launch CoStar in Australia and additional features in CoStar, and to a lesser extent, the Domain Acquisition,
•an increase in general and administrative expenses of $39 million, primarily due to higher product web hosting costs, office expenses and supplies, professional service fees, credit card processing fees, and costs associated with sales of Matterport product equipment.
Residential Real Estate Adjusted EBITDA improved by $262 million to a profit of $32 million. The improvement was due to:
•an increase in revenue discussed above, and
•a decrease in marketing expense, primarily due to lower marketing expenditures within existing brands, net of additional marketing expense associated with the Domain Acquisition, partially offset by,
•an increase in general and administrative expenses of $57 million, primarily due to the Domain and Zonda Acquisitions, and
•personnel costs were consistent with the $86 million of costs associated with the Domain and Zonda Acquisitions being offset by lower costs for our existing brands.
Business Segment Results for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Segment Adjusted EBITDA. Commercial Real Estate Adjusted EBITDA increased by $55 million to $495 million. The increase was due to:
•an increase in revenue discussed above, partially offset by,
•an increase in personnel-related costs, primarily due to the Matterport and Visual Lease Acquisitions completed in February 2025 and November 2024, respectively, as well as higher costs related to headcount growth within existing brands,
•an increase in general and administrative expenses of $37 million, primarily due to incremental expenses associated with Matterport's post-acquisition operations, including product web hosting costs, sales of Matterport equipment, capture services, and third-party commissions, and
•an increase in marketing expense of $8 million, primarily due to the Matterport Acquisition.

Residential Real Estate Adjusted EBITDA improved by $81 million to a loss of $230 million. The improvement was due to:
•an increase in revenue discussed above,
• a decrease in marketing expense of $30 million, partially offset by,
•an increase in personnel-related costs, primarily due to the Domain Acquisition and higher sales headcount within existing brand, and
•an increase in general and administrative costs of $9 million, primarily due to higher product hosting costs and merchant fees associated with revenue growth, as well as higher relocation, conference, occupancy, and related overhead costs resulting from increased sales headcount within existing brands.
Liquidity and Capital Resources
We believe the balance of cash and cash equivalents, which was $500 million as of September 30, 2026, along with cash generated by ongoing operations and continued access to capital markets, will be sufficient to satisfy our cash requirements over the next 12 months and beyond. Other than the matters discussed below, our cash requirements have not changed materially from what is described in the 2025 Form 10-K.
Construction Commitments. In June 2026, we substantially completed the expansion of our Richmond, Virginia campus in advance of the grand opening on July 6, 2026. As of September 30, 2026, we had accrued $65 million for estimated final invoices and retainage amounts, which we expect to pay during the remainder of 2026. We intend to fund these expenditures with cash on hand.
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
We are currently renovating our corporate headquarters in Arlington, Virginia. The renovation is expected to result in a material cash commitment requirement in 2026 and 2027. We have engaged a project manager, architects, and a general contractor on terms that generally require payments as services are provided or construction is performed. As of September 30, 2026, we were obligated to spend an additional $26 million as construction service is performed and expect to amend these contracts as the project advances. We intend to fund these expenditures with cash on hand.
Acquisitions. On October 26, 2026, the Company, through CRI, entered into the Vexcel Merger Agreement to acquire Vexcel for $730 million in cash, subject to customary working capital and other post-closing adjustments. We expect to fund the acquisition with cash on hand, including accessing our revolving credit facility, and expect the transaction to close in the first half of 2027. The Vexcel Acquisition remains subject to expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and certain foreign regulatory laws and other closing conditions. Accordingly, there can be no assurance that the Vexcel Acquisition will be consummated on the anticipated terms or timing.
Stock Repurchase Program. In December 2025, the Board of Directors approved a Stock Repurchase Program which authorizes, but does not obligate, the repurchase of up to $1.5 billion of CoStar Group Shares. Stock repurchases may be effected through open market and privately negotiated purchases, from time to time as market conditions warrant, or such other method as advised by our advisors, including without limitation pursuant to an accelerated share repurchase program or issuer self-tender offer. Repurchases may be made from time to time at management's discretion, and the timing and amount of any such repurchases will be determined based on share price, market conditions, legal requirements, and other relevant factors. The program has no time limit and can be discontinued at any time at our discretion.
During the nine months ended September 30, 2026, we repurchased 16.5 million CoStar Group Shares with a market value of $668 million under the Stock Repurchase Program. In connection with the repurchases, the Company incurred $2 million of direct costs for estimated excise taxes, transaction fees, and other costs that are excluded from the market value used to measure the amount authorized under the Stock Repurchase Program. As of September 30, 2026, $832 million remains available for repurchases under the Stock Repurchase Program. We anticipate repurchasing at least $32 million of additional CoStar Group Shares in the remainder of 2026.
Cash on Hand. Cash and cash equivalents decreased to $500 million as of September 30, 2026, compared to cash, cash equivalents, and restricted cash of $1.7 billion as of December 31, 2025. The decrease in cash, cash equivalents, and restricted cash for the nine months ended September 30, 2026 was due to $706 million of net cash used in financing activities and $981 million of net cash used in investing activities, partially offset by, $455 million of net cash provided by operating activities.
Net cash provided by operating activities for the nine months ended September 30, 2026 was $455 million compared to $268 million for the nine months ended September 30, 2025. The $187 million increase in net cash provided by operating activities was primarily due to an increase in non-cash expenses of $77 million and higher net income, partially offset by, a decrease in working capital of $62 million, primarily due to the $109 million settlement payment related to the Brown Judgment.
Net cash used in investing activities for the nine months ended September 30, 2026 was $981 million compared to $2.8 billion for the nine months ended September 30, 2025, primarily due to the $789 million net cash paid for the Zonda Acquisition in 2026 and the $2.6 billion net cash paid for the Matterport and Domain Acquisitions in 2025, including the initial purchase of equity securities in Domain, and a decrease in purchases of property, equipment, and other assets for new campuses in 2026, partially offset by, proceeds from the sale of investments in 2025.
Net cash used in financing activities for the nine months ended September 30, 2026 was $706 million compared to $162 million for the nine months ended September 30, 2025. The increase was primarily due to repurchases of our outstanding common stock under the Stock Repurchase Program and AOMs buyout, partially offset by, a reduction in the repurchases of restricted stock to satisfy tax withholding obligations.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures. While we have used our best estimates based on facts and circumstances available to us at the time, different acceptable assumptions would yield different results. Changes in the accounting estimates are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary. We consider the accounting for the following matters to contain critical accounting estimates:
•Intangible assets and goodwill,
•Income taxes, and
•Business combinations.
For an in-depth discussion of each of our significant accounting policies, including the related critical accounting estimates and further information regarding estimates and assumptions involved in their application, see the 2025 Form 10-K and Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report. During the nine months ended September 30, 2026, there were no material changes to our critical accounting estimates from those described in the 2025 Form 10-K.
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
•the planned CoStar Ai launch may be delayed or changed;
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
•our inability to realize the benefits of the Matterport Acquisition, the Domain Acquisition, the Zonda Acquisition, or the Vexcel Acquisition, or to complete the Vexcel Acquisition in a timely manner, or at all, or realize the expected benefits of the Vexcel Acquistion;
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
Fluctuations in the British Pound, Canadian Dollar, Australian Dollar, and Euro may have an impact on our business, results of operations, and financial position. For the three and nine months ended September 30, 2026, approximately 15% and 14% of our revenue, respectively, was denominated in foreign currencies. For the three and nine months ended September 30, 2026, our revenue would have decreased by approximately $14 million and $40 million, respectively, if the U.S. dollar exchange rate used strengthened by 10%. For the three and nine months ended September 30, 2026, our revenue would have increased by approximately $14 million and $40 million, respectively, if the U.S. dollar exchange rate used weakened by 10%. In addition, we have assets and liabilities denominated in foreign currencies. As of September 30, 2026, accumulated other comprehensive income included a gain from foreign currency translation adjustments of approximately $159 million.
We do not believe we have material exposure to market risks associated with changes in interest rates related to cash equivalent securities held as of September 30, 2026. As of September 30, 2026, we had $500 million of cash and cash equivalents. If there is an increase or decrease in interest rates, there will be a corresponding increase or decrease in the amount of interest earned on our cash and cash equivalents. We currently diversify our cash and cash equivalents holdings amongst multiple financial institutions and AAA-rated Government and Treasury Money Market Funds.
We are subject to interest rate market risk in connection with our revolving credit facility. On May 24, 2024, we entered into the 2024 Credit Agreement, which provides for variable rate borrowings of up to $1.1 billion. On July 1, 2020, we issued $1.0 billion aggregate principal amount of Senior Notes. Changes in interest rates would not have a material impact to our current interest and debt financing expense, as all of our borrowings except for our credit facility are fixed rate, and no amounts were outstanding under our credit facility as of September 30, 2026. See Note 9 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report for additional information regarding our 2024 Credit Agreement.
We had approximately $7.5 billion of goodwill and intangible assets as of September 30, 2026. As of September 30, 2026, we believe our intangible assets will be recoverable; however, changes in the economy, the industry in which we operate, and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. In the event that we determine that an asset has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets. We continue to monitor these assumptions and their effect on the estimated recoverability of our intangible assets.

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
As of September 30, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, and were operating at a reasonable assurance level.
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
Item 1A.Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the factors disclosed in Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K, which could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also have a material adverse effect on our business, financial condition, and/or results of operations. Other than the following items, there have not been any material changes to the risk factors as previously disclosed in Part I, Item 1A, "Risk Factors” in our 2025 Form 10-K.
Risks related to our business
We may be unable to realize the benefits of the Zonda Acquisition, which could have an adverse effect on us.
On May 28, 2026, we announced that we had entered into the Zonda Agreement, to acquire Zonda, and on August 21, 2026, we announced that we completed the acquisition of Zonda.
Following the acquisition, it is possible that there could be a loss of key employees, higher than expected costs, diversion of management attention, or the disruption of our ongoing businesses, which may adversely affect the combined company’s ability to maintain relationships with customers, suppliers, and employees or to achieve the anticipated benefits of the Zonda Acquisition.
We have incurred, and we will continue to incur, transaction fees, including legal, regulatory, and other costs associated with closing the Zonda Acquisition, as well as expenses related to formulating and implementing integration plans, including systems consolidation costs and employment-related costs. We may be unable to offset transaction and integration-related costs with the realization of other efficiencies related to the integration of the business.
The success of the Zonda Acquisition will depend in part on our ability to realize the anticipated business opportunities and growth prospects from combining our business with that of Zonda. We may never realize these business opportunities and growth prospects. Integrating operations and employees will require significant efforts and expenditures. If we are unable to successfully integrate Zonda’s business with ours, we may be unable to realize the growth, synergies, and other anticipated benefits resulting from the Zonda Acquisition and our business could be adversely affected.
We may be unable to complete the acquisition of Vexcel or otherwise realize the benefits of the pending Vexcel Acquisition, which could have an adverse effect on us.

On October 26, 2026, we announced that we had entered into the Merger Agreement, to acquire Vexcel. Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, at the closing of the Merger, among other things, we will acquire all of the issued and outstanding capital stock of Vexcel in a cash transaction. The closing of the Vexcel Acquisition is subject to certain customary closing conditions, including, among others: expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and certain other regulatory laws; the absence of any law, order, decree, ruling, or injunction of a governmental authority with jurisdiction prohibiting or making illegal the consummation of the Vexcel Acquisition; the accuracy of each party’s representations and warranties and the performance and compliance by each party with its respective covenants in each case subject to certain qualifiers; there not having occurred since the date of the Merger Agreement any event, development, change, or occurrence that has had or would reasonably be expected to have had, individually or in the aggregate, a material adverse effect; and the delivery of customary closing documents. Until the completion of the Vexcel Acquisition, we will operate independently of Vexcel. It is possible that the pendency of the Vexcel Acquisition could result in the loss of key employees, higher than expected costs, diversion of management attention, or the disruption of our ongoing businesses, which may adversely affect the combined company’s ability to maintain relationships with customers, vendors, and employees or to achieve the anticipated benefits of the Vexcel Acquisition. We have incurred, and we will continue to incur, transaction fees, including legal, regulatory, and other costs associated with closing the Vexcel Acquisition, as well as expenses related to formulating and implementing integration plans, including systems consolidation costs and employment-related costs. We may be unable to offset transaction and integration-

related costs with the realization of other efficiencies related to the integration of the business. The success of the Vexcel Acquisition, if completed, will depend in part on our ability to realize the anticipated business opportunities and growth prospects from combining our business with that of Vexcel. We may never realize these business opportunities and growth prospects. Integrating operations and employees will require significant efforts and expenditures. If we are unable to successfully or timely acquire and integrate Vexcel’s business with ours, we may be unable to realize the growth, synergies, and other anticipated benefits resulting from the Vexcel Acquisition and our business could be adversely affected.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table is a summary of our repurchases of common stock during each of the three months ended September 30, 2026:
ISSUER PURCHASES OF EQUITY SECURITIES

2026	Total Number of Shares Purchased(1) (in millions)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2) (in millions)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2) (in millions)
July 1 through 31	1.0	$29.02	0.9	$885
August 1 through 31	0.9	$31.38	0.9	$858
September 1 through 30	0.9	$29.85	0.9	$832
Total	2.8	$30.06	2.7
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
(2) In December 2025, the Board of Directors approved the Stock Repurchase Program which authorizes the repurchase of up to $1.5 billion of outstanding CoStar Group Shares, with no expiration date. During the three months ended September 30, 2026, the Company repurchased 2.7 million CoStar Group Shares with a market value of $81 million. See Note 13 for further discussion regarding the Stock Repurchase Program and stock repurchase activity.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.Exhibits

Exhibit No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 7, 2021).
3.2	Fourth Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 9, 2022).
*#10.1	Employment Letter by and between CoStar Group, Inc. and Robin Rossmann dated July 12, 2026 (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).
* Management Contract or Compensatory Plan or Arrangement.
# Certain personal information in this exhibit has been omitted in accordance with Item 601(a)(6) of Regulation S-K.

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COSTAR GROUP, INC.
Date:	October 28, 2026	By:	/s/ Robin Rossmann
Robin Rossmann Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)